Form 10-Q
period 2021-06-30
Bridge Investment Group Holdings Inc.
filed 2021-08-17
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40622

BRIDGE INVESTMENT GROUP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	82-2769085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 East Sego Lily Drive Salt Lake City, Utah	84070
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)
:
(801)
716-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	BRDG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes
☐    No

☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes

☒
    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of August
13
, 2021, the registrant had 25,175,240

shares of Class A common stock ($0.01 par value per share) outstanding

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, fund performance and debt service obligations, are forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “seek,” “anticipates,” “plan,” “forecasts,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors.”
You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Certain Definitions
As used in this Quarterly Report, unless the context otherwise requires, references to:

•
“We,” “us,” “our,” the “Company,” “Bridge,” “Bridge Investment Group” and similar references refer to Bridge Investment Group Holdings Inc., and, unless otherwise stated, all of its subsidiaries, including the Operating Company and, unless otherwise stated, all of the Operating Company’s subsidiaries.

•	“Assets under management” or “AUM” refers to the assets we manage (see following discussion in “Operating Metrics”).

•	“BIGRM” refers to Bridge Investment Group Risk Management, Inc. BIGRM is incorporated in the State of Utah and is licensed under the Utah State Captive Insurance Companies Act.

•	“Blocker Company” refers to an entity that owns LLC Interests in Bridge Investment Group LLC prior to the Transactions and is taxable as a corporation for U.S. federal income tax purposes.

•
“Blocker Shareholder” refers to the owner of the Blocker Company prior to the Transactions, who will exchange its interests in the Blocker Company for shares of our Class A common stock in connection with the consummation of the Transactions

•	“Bridge GPs” refers to the following entities:

•	Bridge Office Fund GP LLC (“BOF I GP”)

•	Bridge Office Fund II GP LLC (“BOF II GP”)

•	Bridge Seniors Housing & Medical Properties Fund GP LLC (“BSH I GP”)

•	Bridge Seniors Housing & Medical Properties Fund II GP LLC (“BSH II GP”)

•	Bridge Seniors Housing Fund III GP LLC (“BSH III GP”)

•	Bridge Opportunity Zone Fund GP LLC (“BOZ I GP”)

•	Bridge Opportunity Zone Fund II GP LLC (“BOZ II GP”)

•	Bridge Opportunity Zone Fund III GP LLC (“BOZ III GP”)

•	Bridge Opportunity Zone Fund IV GP LLC (“BOZ IV GP”)

•	Bridge Multifamily Fund III GP LLC (“BMF III GP”)

•	Bridge Multifamily Fund IV GP LLC (“BMF IV GP”)

•	Bridge Workforce and Affordable Housing Fund GP LLC (“BWH I GP”)

•	Bridge Workforce and Affordable Housing Fund II GP LLC (“BWH II GP”)

•	Bridge Debt Strategies Fund GP LLC (“BDS I GP”)

•	Bridge Debt Strategies Fund II GP LLC (“BDS II GP”)

•	Bridge Debt Strategies Fund III GP LLC (“BDS III GP”)

•	Bridge Debt Strategies Fund IV GP LLC (“BDS IV GP”)

•	“CAGR” refers to compound annual growth rate.

•	“Class A Units” refers to the Class A common units of the Operating Company.

•	“Class B Units” refers to the Class B common units of the Operating Company.

•
“Continuing Equity Owners” refers collectively to direct or indirect holders of Class A Units and our Class B common stock immediately following consummation of our Initial Public Offering (“IPO”) who may, following the consummation of the IPO, exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their Class A Units (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election (determined solely by our independent directors (within the meaning of the New York Stock Exchange, or NYSE, rules) who are disinterested), cash or newly issued shares of our Class A common stock.

•	“Fee-earning AUM” refers to the assets we manage from which we earn management fee revenue.

•	“LLC Interests” refers to the Class A Units and the Class B Units.

•
“Operating Company,” “Bridge Investment Group LLC” and “Bridge Investment Group Holdings LLC” refer to Bridge Investment Group Holdings LLC, a Delaware limited liability company, which was converted to a limited liability company organized under the laws of the State of Delaware from a Utah limited liability company formerly named “Bridge Investment Group LLC.”

•	“Operating Company LLC Agreement” refers to Bridge Investment Group Holdings LLC’s amended and restated limited liability company agreement.

•	“Operating Subsidiaries” refers to the Bridge GPs and the consolidated entities included in the Operating Company.

•	“Original Equity Owners” refers to the owners of LLC Interests in the Operating Company, collectively, prior to our IPO.

•
“Transactions” refers to the organizational transactions and the IPO, and the application of the net proceeds therefrom. See Note 5 to Bridge Investment Group Holdings Inc.’s balance sheets for a description of the Transactions.

Summary Risk Factors
Investing in our Class A common stock involves substantial risk. Our ability to execute our strategy is also subject to certain risks. The risks described under the heading “Risk Factors” included elsewhere in this Quarterly Report on Form
10-Q
may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks we face include the following:

•	The historical performance of our investments may not be indicative of the future results of our investments;

•	The substantial growth of our business in recent years may be difficult to sustain in the future;

•	Valuation methodologies for certain assets can be subject to significant subjectivity, and the value of assets may not be the same when realized;

•	Our revenues are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate;

•	The success of our business depends on the identification and availability of suitable investment opportunities for our funds;

•	Difficult economic, market and political conditions may adversely affect our businesses;

•	Our ability to retain our senior leadership team and attract additional qualified investment professionals is critical to our success;

•	We intend to expand our business and may enter into new investment asset classes, new lines of business and/or new markets;

•	Defaults by investors in our funds could adversely affect that fund’s operations and performance;

•	The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and may affect the investment returns of our funds;

•	Fund investors may be unwilling to commit new capital to our funds;

•	The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment;

•	The investment management business is intensely competitive;

•	Increased government regulation, compliance failures and changes in law or regulation could adversely affect us and the operation of our funds;

•
Our principal asset is our interest in the Operating Company, and, as a result, we will depend on distributions from the Operating Company to pay our taxes and expenses and to pay dividends to holders of our Class A common stock;

•
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition; and

•	The Continuing Equity Owners continue to have significant influence over us, including control over decisions that require the approval of stockholders.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Balance Sheets
(Unaudited)

	June 30, 2021	April 2, 2021
	(unaudited)
Assets :
Cash and cash equivalents	$100	$100

Total assets	$100	$100

Stockholder’s equity :
Common stock, par value $0.01 per share, 100 shares issued and outstanding	$1	$1
Additional paid-in capital	99	99

Total stockholders’ equity	$100	$100

See notes to the unaudited balance sheets.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Notes to Balance Sheets

1.	ORGANIZATION
Bridge Investment Group Holdings Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2021. In connection with its incorporation, the Company issued 100 shares of common stock for $100 to
Bridge Investment Group
Holding
s
LLC (the “Operating Company”). The Company was formed for the purpose of completing a public offering and related reorganization transactions in order to conduct the business of Bridge Investment Group Holdings Inc. as a publicly traded entity. On July 20, 2021, the Company completed its initial public offering of 18,750,000 shares of its Class A common stock at a public offering price of $16.00 per share (the “IPO”), receiving approximately $274.3 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. The net proceeds from the IPO were used to purchase 18,750,000 newly issued Class A Units from the Operating Company at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses. See Note 5, “Subsequent Events,” for additional details. There was no activity between April 2, 2021 and June 30, 2021 and thus the statements of operations, changes in equity, and cash flows have been omitted.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying financial statement of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

3.	STOCKHOLDERS EQUITY
The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 250,000,000 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share.

4.	COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company may be subject to various legal, regulatory and/or administrative proceedings. There are currently no such proceedings to which the Company is a party. In the normal course of business, the Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company, but which have not yet occurred. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

5.	SUBSEQUENT EVENTS
In connection with the IPO, the Company completed a series of organizational transactions (“Transactions”). The Transactions included:

•	The acquisition of the Blocker Company (the “Blocker Merger”), and issuance to the Blocker Shareholder of 266,809 shares of our Class A common stock as consideration in the Blocker Merger;

•
The contribution by minority investors that own a portion of the fund manager entities for our Seniors Housing and Office funds of their entire interest in these fund managers to (i) the Operating Company in exchange for 5,835,715 Class A Units, and (ii) the Company in exchange for 143,500 shares of Class A common stock, which the Company further contributed to the Operating Company in exchange for 143,500 Class A Units;

•
The contribution by certain of the current owners of the active general partners in our Seniors Housing, Office, Multifamily, Workforce and Affordable Housing, Opportunity Zone and Debt Strategies funds, which include the Continuing Equity Owners, of controlling interests in the Bridge GPs, with the exception of BDS I GP, to (i) the Operating Company, in exchange for 13,166,424 Class A Units, and (ii) the Company in exchange for 395,816 shares of Class A common stock (which includes 1,794 shares of Class A common stock issued to the Blocker Shareholder as consideration in the Blocker Merger), which the Company further contributed to the Operating Company in exchange for 395,816 Class A Units;

•
The amendment and restatement of the existing limited liability company agreement of the Operating Company to, among other things, (1) convert the Operating Company to a limited liability company organized under the laws of the State of Delaware, (2) change the name of the Operating Company from “Bridge Investment Group LLC” to “Bridge Investment Group Holdings LLC,” (3) convert all existing ownership interests in the Operating Company into 97,321,819 Class A Units and a like amount of Class B Units and (4) appoint the Company as the sole managing member of the Operating Company upon its acquisition of LLC Interests;

•
The amendment and restatement of the Company’s certificate of incorporation to, among other things, provide for (1) the recapitalization of the Company’s outstanding shares of existing common stock into one share of Class A common stock, (2) the authorization of additional shares of Class A common stock, with each share of Class A common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally and (3) the authorization of shares of Class B common stock, with each share of Class B common stock entitling its holder to ten votes per share on all matters presented to the Company’s stockholders generally, and that shares of Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees;

•
The contribution by the Original Equity Owners of the Class B Units to the Company in exchange for 97,321,819 shares of Class B common stock (which is equal to the number of Class A Units held directly or indirectly by such Continuing Equity Owners immediately following the Transactions);

•
The contribution by the Former Equity Owners of their indirect ownership of Class A Units to the Company in exchange for 2,180,737 shares of Class A common stock (which includes 265,015 shares of Class A common stock issued to the Blocker Shareholder as consideration in the Blocker Merger) on a one-to-one
basis;

•	The exchange by the Former Profits Interest Program Participants of their awards for 4,781,623 Class A Units and 282,758 shares of Class A common stock with similar vesting requirements;

•
The issuance of 18,750,000 shares of Class A common stock to the purchasers in the IPO in exchange for net proceeds of approximately $274.3 million, after taking into account the underwriting discounts and commissions and estimated offering expenses payable by the Company;

•
The use of the net proceeds from the IPO to purchase 18,750,000 newly issued Class A Units directly from the Operating Company at a price per Class A Unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses payable by the Company;

•
The Operating Company used (or plans to use) the net proceeds from the sale of Class A Units to the Company (1) to pay $137.1 million in cash to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners and (2) for general corporate purposes to support the growth of the business;

•
The Company entered into (1) a stockholders agreement with certain of the Continuing Equity Owners (including each of our executive officers), (2) a registration rights agreement with certain of the Continuing Equity Owners (including each of our executive officers) and (3) a tax receivable agreement with the Operating Company and the Continuing Equity Owners; and

•
Subsequently, on August 12, 2021, the underwriters exercised their over-allotment option to purchase an additional 1,416,278 Class A common shares. The Company used 100% of the net proceeds of approximately $21.1 million, after taking into account the underwriting discounts and commissions and estimated offering expenses, to purchase 1,416,278 newly issued Class A Units directly from the Operating Company, at a price per Class A Unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Operating Company used all of the net proceeds from the sale of Class A Units to the Company related to this over-allotment option to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners.

In connection with the IPO, the Company became the sole managing member of the Operating Company and will control the business and affairs of the Operating Company and its direct and indirect subsidiaries.
In connection with the IPO, the Company entered into a Tax Receivable Agreement with the Operating Company and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) increases in the Company’s allocable share of the tax basis of the Operating Company’s assets resulting from (a) the Company’s purchase of Class A Units directly from the Operating Company and the partial redemption of Class A Units by the Operating Company in connection with the IPO, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of Class A Units for Class A common stock or cash and (c) certain distributions (or deemed distributions) by the Operating Company; (2) the Company’s allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units (including in connection with the IPO), which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by the Company and (3) certain additional tax benefits arising from payments made under the Tax Receivable Agreement.
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of the Company’s Class A common stock will be initially reserved for issuance. In connection with the IPO, the Company granted 2,163,981 shares of Class A common stock pursuant to restricted stock and restricted stock unit awards.

BRIDGE INVESTMENT GROUP HOLDINGS LLC AND BRIDGE GENERAL PARTNERS
Condensed Combined Balance Sheets
(Unaudited)
(in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets :
Current assets :
Cash and cash equivalents	$61,548	$101,830
Restricted cash	5,609	5,524
Marketable securities	5,133	5,053
Receivables from affiliates	22,309	25,481
Notes receivable from affiliates	10,335	40,795
Notes receivable from employees	—	7,431
Prepaid and other current assets	5,504	5,184

Total current assets	110,438	191,298
Investments (including accrued performance allocation of $246,620 and $199,410 at June 30, 2021 and December 31, 2020 , respectively)	281,671	215,427
Long-term notes receivable from employees	1,739	—
Tenant improvements, furniture and equipment – Less accumulated depreciation of $3,222 and $2,686 at June 30, 2021 and December 31, 2020 , respectively	3,943	4,158
Intangible assets – Less accumulated amortization of $11,744 and $10,988 at June 30, 2021 and December 31, 2020, respectively	4,154	4,910
Goodwill	9,830	9,830
Other assets	195	389

Total assets	$411,970	$426,012

Liabilities and members’ equity :
Current liabilities:
Accrued performance allocations compensation	$31,136	$22,167
Accounts payable and accrued expenses	12,438	11,137
Accrued payroll and benefits	20,006	11,614
General partner notes payable at fair value	15,435	16,458
Insurance loss reserves	4,883	4,436
Self-insurance reserves and unearned premiums	3,457	3,700
Other current liabilities	4,699	4,830

Total current liabilities	92,054	74,342

Long-term notes payable, net	147,927	147,713
Other long-term liabilities	2,348	2,486

Total liabilities	242,329	224,541

Equity:
Net investment in common control group	157,253	186,091
Non-controlling interest	12,377	15,376
Accumulated other comprehensive income	11	4

Total equity	169,641	201,471

Total liabilities and members’ equity	$411,970	$426,012

See notes to the condensed combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS LLC AND BRIDGE GENERAL PARTNERS
Condensed Combined Statements of Operations
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Fund management fees	$34,536	$25,723	$65,387	$51,442
Property management and leasing fees	14,335	14,845	31,081	31,367
Construction management fees	2,065	2,215	3,891	3,777
Development fees	1,163	373	1,549	577
Transaction fees	16,242	8,294	21,568	15,639
Insurance premiums	2,022	1,349	3,916	2,505
Other asset management and property income	1,611	2,343	3,131	3,543

Total revenues	71,974	55,142	130,523	108,850

Investment income:
Incentive fees	—	—	910	—
Performance allocations
Realized gains	35,629	5,324	41,185	9,435
Unrealized gains (losses)	43,248	(21,435)	57,967	(2,618)
Earnings (losses) from investments in real estate	980	(178)	976	(590)

Total investment income	79,857	(16,289)	101,038	6,227

Expenses:
Employee compensation and benefits	42,306	19,839	69,457	44,532
Incentive fee compensation	—	—	82	—
Performance allocations compensation
Realized gains	3,747	517	4,241	905
Unrealized gains (losses )	6,048	(2,424)	7,477	(144)
Loss and loss adjustment expenses	2,132	1,096	2,917	1,678
Third-party operating expenses	6,117	7,083	14,743	15,643
General and administrative expenses	5,392	4,070	9,492	8,761
Depreciation and amortization	727	672	1,480	1,344

Total expenses	66,469	30,853	109,889	72,719

Other income (expense)
Net realized and unrealized gains	300	152	6,097	807
Interest income	557	231	1,165	603
Interest expense	(2,554)	(444)	(4,140)	(925)

Total other income (expense)	(1,697)	(61)	3,122	485
Income before provision for income taxes	83,665	7,939	124,794	42,843
Income tax provision	(424)	(170)	(834)	(182)

Net i ncome	83,241	7,769	123,960	42,661
Net income attributable to non-controlling interests	5,815	4,450	9,764	6,484

Net income attributable to the Company	$77,426	$3,319	$114,196	$36,177

See notes to the condensed combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS LLC AND BRIDGE GENERAL PARTNERS
Condensed Combined Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$83,241	$7,769	$123,960	$42,661
Other comprehensive income - foreign currency translation adjustments	6	—	7	—

Comprehensive income	83,247	7,769	123,967	42,661
Less: comprehensive income attributable to non-controlling interests	5,815	4,450	9,764	6,484

Comprehensive income attributable to the Company	$77,432	$3,319	$114,203	$36,177

See notes to the condensed combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS LLC AND BRIDGE GENERAL PARTNERS
Condensed Combined Statements of Net Investment in Common Control Group
(Unaudited)
(in thousands)

	Net investment in common control group	Noncontrolling interests	Accumulated other comprehensive income	Total
Balance at March 31, 2021	$202,167	$13,192	$5	$215,364
Net income for the period	77,426	5,815	—	83,241
Foreign currency translation adjustment	—	—	6	6
Capital contributions	—	323	—	323
Return of capital	(7)	—	—	(7)
Share-based compensation	13,767	857	—	14,624
Distributions to members	(136,100)	(7,810)	—	(143,910)

Balance at June 30, 2021	$157,253	$12,377	$11	$169,641

Balance at March 31, 2020	$168,489	$12,990	$—	$181,479
Net income for the period	3,319	4,450	—	7,769
Share-based compensation	351	37	—	388
Distributions to members	(7,438)	(8,780)	—	(16,218)

Balance at June 30, 2020	$164,721	$8,697	$—	$173,418

Balance at December 31, 2020	$186,091	$15,376	$4	$201,471
Net income for the period	114,196	9,764	—	123,960
Foreign currency translation adjustment	—	—	7	7
Capital contributions	422	323	—	745
Share-based compensation	14,508	957	—	15,465
Repurchase of membership interests	(68)	(43)	—	(111)
Distributions to members	(157,896)	(14,000)	—	(171,896)

Balance at June 30, 2021	$157,253	$12,377	$11	$169,641

Balance at December 31, 2019	$174,465	$15,860	$—	$190,325
Net income for the period	36,177	6,484	—	42,661
Capital contributions	—	273	—	273
Share-based compensation	702	73	—	775
Repurchase of membership interests	(6,500)	—	—	(6,500)
Distributions to members	(40,123)	(13,993)	—	(54,116)

Balance at June 30, 2020	$164,721	$8,697	$—	$173,418

See notes to the condensed combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS LLC AND BRIDGE GENERAL PARTNERS
Condensed Combined Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30 ,
	2021	2020
Cash flows from operating activities:
Net income	$123,960	$42,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,480	1,344
Amortization of deferred financing costs and debt discount and premium	278	56
Share-based compensation	15,465	775
Equity in income of investments	(5,725)	(285)
Changes in unrealized gain on General Partner Notes Payable	(415)	(1,011)
Amortization of lease incentives	(135)	(166)
Changes in unrealized performance allocations	(57,967)	2,618
Changes in operating assets and liabilities:
Receivables from affiliates	3,173	14,024
Prepaid and other current assets	(384)	(4,201)
Other assets	15	(191)
Account payable and accrued expenses	1,301	(2,837)
Accrued payroll and benefits	8,392	3,135
Other current liabilities	(131)	2,011
Insurance loss reserves	447	721
Self-insurance reserves and unearned premiums	(243)	(767)
Accrued performance allocations compensation	8,969	(144)
Deferred Rent	(3)	42

Net cash provided by operating activities	98,477	57,785

Cash flows from investing activities:
Purchase of investments	(2,717)	(2,408)
Proceeds from sale of investments	81	918
Issuance of notes receivable	(146,040)	(135,051)
Proceeds from r epayment of notes receivable	182,192	115,150
Purchase of tenant improvements and office equipment	(321)	—

Net cash provided by (used in) investing activities	33,195	(21,391)

Cash flows from financing activities:
Capital contributions	745	273
Distributions to members	(157,896)	(40,123)
Distributions to non-controlling interest	(14,000)	(13,993)
Repurchase of membership interests	(111)	(6,500)
Payments of deferred financing costs	—	(121)
Repayment of notes payable	—	(323)
Repayments of General Partner N otes P ayable	(607)	—
Proceeds from line of credit	64,800	46,151
Payments of line of credit	(64,800)	(33,085)

Net cash used in financing activities	(171,869)	(47,721)

Net decrease in cash, cash equivalents, and restricted cash	(40,197)	(11,327)
Cash, cash equivalents and restricted cash – beginning of period	107,354	60,110

Cash, cash equivalents and restricted cash – end of period	$67,157	$48,783

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$834	$182
Cash paid for interest	3,019	54

Cash and cash equivalents	$61,548	$44,721
Restricted cash	5,609	4,062

Cash, cash equivalents, and restricted cash	$67,157	$48,783

See notes to condensed combined financial statements
.

BRIDGE INVESTMENT GROUP HOLDINGS LLC, BRIDGE GENERAL PARTNERS AND SUBSIDIARIES
Notes to Condensed Combined Financial Statements

1.	ORGANIZATION
Bridge Investment Group Holdings LLC (formerly Bridge Investment Group LLC) (the “Operating Company”), a Delaware limited liability company, was formed on December 2, 2011, to act as a holding company of certain affiliates that provide an array of real estate-related services. The Operating Company is the ultimate controlling entity, through its wholly owned subsidiary Bridge Fund Management Holdings LLC, of the following investment manager entities (collectively, the “Fund Managers”): Bridge Multifamily Fund Manager LLC, Bridge Seniors Housing Fund Manager LLC, Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC, Bridge Development Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Logistics Net Lease Fund Manager LLC and Bridge Logistics Properties Fund Manager LLC. The Fund Managers provide real estate and fund investment advisory services on a discretionary basis to multiple investment funds and other vehicles, including joint venture real estate projects, separately managed accounts and privately offered real estate-related limited partnerships, including any parallel investment vehicles and feeder funds (collectively, the “funds”). The Operating Company is entitled to the management fees of the funds. Each time that a new fund family is established, a new general partner for that fund family is also established. These general partners are collectively referred to as the Bridge GPs. The Bridge GPs are entitled to any performance fees from the funds.
The Operating Company and the Bridge GPs, collectively defined as “Bridge” or the “Company,” are under common control by the direct owners of Bridge. The owners have the ability to control the Operating Company and each of Bridge GPs, and manage and operate these entities through the Fund Managers, a common board of directors, common ownership, and shared resources and facilities. Bridge represents the predecessor history for the combined operations.
Bridge Investment Group Holdings Inc. was incorporated in the state of Delaware on March 18, 2021 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the Operating Company’s business. On July 20, 2021, the Company completed its initial public offering of 18,750,000 shares of its Class A common stock at a public offering price of $16.00 per share (the “IPO”), receiving approximately $274.3 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. The net proceeds from the IPO were used to purchase 18,750,000 newly issued Class A Units from the Operating Company at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses.
On closing of the IPO, owners of the Bridge GPs contributed their interests in the respective Bridge GPs in exchange for LLC interests in the Operating Company. Prior to the IPO, the Operating Company did not have any direct interest in the Bridge GPs. These condensed combined financial statements include 100% of operations of the Bridge GPs for the periods presented on the basis of common control.
Pursuant to a reorganization into a holding company structure, Bridge Investment Group Holdings Inc. is a holding company and its principal asset is a controlling equity interest in the Operating Company. As the sole managing member of the Operating Company, Bridge Investment Group Holdings Inc. operates and controls all of the business and affairs of the Operating Company, and through the Operating Company and its subsidiaries, conduct its business.
These financial statements should be read in conjunction with our annual financial statements and include all adjustments necessary for a fair presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Combination and Presentation
— The accompanying condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Operating Company and Bridge GPs have historically been under common control. The condensed combined financial statements include the accounts of Bridge wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed combined financial statements.
Principles of Consolidation
— The Company consolidates entities in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities
— A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents. The Company may perform a related party analysis to assess whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to the related party; the Company’s and the related party’s ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.

Voting Interest Entities
— Unlike VIEs, voting interest entities have sufficient equity to finance their activities and equity investors exhibit the characteristics of a controlling financial interest through their voting rights. The Company consolidates such entities when it has the power to control these entities through ownership of a majority of the entities’ voting interests or through other arrangements.
At each reporting period, the Company reassesses whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in the Company’s consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and non-controlling
interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Company in the entity prior to the Company obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. The Company may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any interests retained.
Non-controlling
Interests
—
Non-controlling
interests represent the share of consolidated entities owned by third parties. Bridge recognizes each non-controlling
shareholder’s respective ownership at the estimated fair value of the net assets at the date of formation or acquisition.
Non-controlling
interests are subsequently adjusted for the
non-controlling
shareholder’s additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. Net income is allocated to non-controlling
interests based on the weighted-average ownership interest during the period. The net income that is not attributable to Bridge is reflected in net income attributable to non-controlling
interests in the combined statements of operations and comprehensive income and net investment in the common control group.
Use of Estimates
—
The preparation of condensed combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The outbreak of the novel coronavirus
(“COVID-19”)
pandemic has caused uncertainty and disruption in the global economy and financial markets. As a result, management’s estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.
Cash and Cash Equivalents
— The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are financial instruments that are exposed to concentrations of credit risk. Cash balances may be invested in money market accounts that are not insured. The Company holds and invests its cash with high-credit quality institutions in amounts that regularly exceed the amount insured by the FDIC for a single financial institution. However, the Company has not realized any losses in such cash investments or accounts and believes it is not exposed to any significant credit risk.
Restricted Cash
— Restricted cash primarily consists of a collateral trust account for the benefit of the insurance carriers associated with BIGRM. These funds are held as collateral for the insurance carriers in the event of a claim that would require a high deductible payment from BIGRM.
Marketable Securities
— The Company’s marketable securities are classified as
available-for-sale
and reported at fair value, with changes in fair value recognized through realized and unrealized gains (losses) on investments. Fair value is based on quoted prices for identical assets in active markets. Realized gains and losses are determined on the basis for the actual cost of the securities sold. Dividends on equity securities are recognized in income when declared.
Fair Value
— GAAP establishes a hierarchal disclosure framework that prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market price observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

Financial assets and liabilities measured and reported at fair value are classified as follows:

•	Level 1 — Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations with directly or indirectly observable significant inputs. Level 2 inputs include prices in markets with few transactions, non-current
prices, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Level 2 inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.

•
Level 3 — Valuations that rely on one or more significant unobservable inputs. These inputs reflect the Company’s assessment of the assumptions that market participants would use to value the instrument based on the best information available.

In some instances, an instrument may fall into more than one level of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level 3 being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair value hierarchy level as of the beginning of the reporting period. (See Note 8 for further detail
.
)
Fair Value Option
— The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. (See Note 8 for further detail). The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company elected the fair value option for the General Partner Notes Payable.
Investments
— A
non-controlling,
unconsolidated ownership interest in an entity may be accounted for using one of: (i) equity method where applicable; (ii) fair value option if elected; (iii) fair value through earnings if fair value is readily determinable, including election of net asset value (“NAV”) practical expedient where applicable; or (iv) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable.
Changes in fair value of equity method investments are recorded in realized and unrealized gains (losses).
Equity Method Investments
The Company accounts for investments under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity but does not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company’s share of the entity’s net income or loss as well as other comprehensive income or loss. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate
earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period Bridge calculates the accrued performance allocations that would be due to Bridge for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to Bridge to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. Bridge ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. Bridge is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in investments in the combined balance sheets.
For certain equity method investments, the Company records its proportionate share of income on a one to three-month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the combined statements of cash flows under the cumulative earnings approach.

Impairment
Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, the Company will estimate the fair value of its investment. In assessing fair value, the Company generally considers, among others, the estimated enterprise value of the investee or fair value of the investee’s underlying net assets, including net cash flows to be generated by the investee as applicable, and for equity method investees with publicly traded equity, the traded price of the equity securities in an active market.
For investments under the measurement alternative, if the carrying value of the investment exceeds its fair value, an impairment is deemed to have occurred.
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment loss should be recognized. Assessment of other-than-temporary impairment (“OTTI”) involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, the Company’s ability and intent to hold the investment until recovery of its carrying value, or a significant and prolonged decline in traded price of the investee’s equity security. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
Receivables from Affiliates
— Receivables consist principally of amounts due from the funds and other affiliates. These include receivables associated with fund or asset management fees, property management fees and other fees. Additionally, the Company is entitled to reimbursements and/or recovers certain costs paid on behalf of the private funds managed by the Company and related properties operated by the Company, which include: (i) organization and offering costs associated with the formation and offering; (ii) direct and indirect operating costs associated with managing the operations of the properties; and (iii) costs incurred in performing investment due diligence.
The Company facilitates the payments of these fees, which are recorded as receivables-principally from affiliated parties on the combined balance sheets, until such amounts are repaid. The Company assesses the collectability of such receivables considering the offering period, historical and forecasted capital raising, and establishes an allowance for any balances considered not collectible. None of the receivables were considered not collectible at the respective balance sheet dates.
Notes Receivable from Affiliates and Employees
— During the normal course of business, the Company makes short-term uncollateralized loans to the funds for asset acquisition and working capital. The Company also has notes receivable with employees to purchase an equity interest in the Company or its affiliates or managed funds. Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans. Loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method.
Prepaid and Other Current Assets
— Prepaid and other current assets consist of prepaid expenses, primarily related to software contracts, which are usually for multiple months and are amortized on a straight-line basis over the life of the contract. Additionally, there was a $1.1 million refundable deposit until January 1, 2021 related to a subscription in a sponsored fund, which was invested on January 1, 2021.
Tenant Improvements, Furniture and Equipment
— Tenant improvements, furniture and equipment are stated at cost, net of depreciation. Tenant improvements are depreciated on a straight-line basis over shorter of remaining lease term or remaining useful life of the improvement. Depreciation of furniture and equipment is computed on the straight-line basis over estimated useful lives of three to ten years.
Intangible Assets
— The Company’s finite-lived intangible assets primarily consist of acquired contractual rights to earn future management and advisory fee income. Intangible assets with a finite life are amortized based on the pattern in which the estimated economic benefits of the intangible asset on a straight-line basis, ranging from 6 to 10 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the intangible. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.
Goodwill
— The Company has goodwill of $9.8
million related to the acquisition of Bridge Property Management, L.C. (“BPM”) and Bridge Acquisitions, Asset Management, and Dispositions LLC (“BAA&D”) in 2012, and Bridge Commercial Real Estate LLC (“BCRE”) and other Fairlead companies in 2016. Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. The Company performs its annual goodwill impairment test as of December 31, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed annual goodwill impairment assessments as of December 31, 2020 and 2019 and determined that there was no impairment of goodwill as of either date.

The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of June 30, 2021, there were no indicators of goodwill impairment.
Other Assets
— Other assets is comprised of deferred income taxes related to the operations of BIGRM and financing costs related to a line of credit arrangement, which are amortized on the straight-line basis over the life of the line of credit. Additionally, the Company capitalized costs to obtain the contracts when the investor is deemed to be a customer.
Accounts Payable and Accrued Expenses
— Accounts payables and accrued expenses include payables to vendors, interest payable, and payables to the properties and funds during the normal course of business.
Other Current Liabilities
— Other current liabilities include unearned management fees, advanced payments and short-term deferred rent obligations.
Other Long-term Liabilities
— Other long-term liabilities include long-term deferred rent obligations and lease incentives.
Business Combinations
Definition of a Business
— The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.
Asset Acquisitions
— For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
Acquisitions of Businesses
— The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling
interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling
interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.
Revenue Recognition
— Revenues consist of fund management fees, property management and leasing fees, construction management fees, development fees, transaction fees, insurance premiums and other asset management and property income. The Company recognizes revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company’s revenue is based on contracts with a determinable transaction price and distinct performance obligations with probable collectability. Revenues are not recognized until the performance obligation(s) are satisfied.

Fund Management Fees
Fund management fees are generally based on a defined percentage of total commitments, invested capital or NAV of the investment portfolios managed by the Fund Managers. Following the expiration or termination of the investment period, the basis on which management fees are earned for certain closed-end
funds and managed accounts, generally changes from committed capital to invested capital with no change in the management fee rate. The fees are generally based on a quarterly measurement period and amounts are paid in advance of recognizing revenue. Management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability. Fund management fees also include management fees for joint ventures and separately managed accounts. For Company sponsored closed-end
funds, the capital raising period is generally
18-24
months. The Fund Managers charge
catch-up
management fees to investors who subscribe in later closings in amounts equal to the fees they would have paid if they had been in the initial closing (plus interest as if the investor had subscribed in the initial closing).
Catch-up
management fees are recognized in the period in which the limited partner subscribes to the fund. Fund management fees are presented net of placement agent fees, where Bridge is acting as an agent in the arrangement.
Property Management and Leasing Fees
Property management fees are earned as the related services are provided under the terms of the respective property management agreements. Included in management fees are certain expense reimbursements where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis. The Company also earns revenue associated with the leasing of commercial assets. The revenue is recognized upon the execution of the lease agreement.
Construction Management Fees
Construction management fees are earned as the services are provided under the terms of the property management agreement with each property.
Development Fees
Development fees are earned as the services are provided under the terms of the development agreement with each asset.
Transaction Fees
The Company earns transaction fees associated with the due diligence related to the acquisition of assets and financing of assets. The fees are recognized upon the acquisition of the asset or origination of the mortgage or other debt, as applicable.
Insurance Premiums
BIGRM insures multifamily and commercial properties owned by the funds. BIGRM insures direct risks including lease security deposit fulfillment, lessor legal liability, workers compensation deductible, property deductible and general liability deductible reimbursements. Tenant liability premiums are earned monthly. Deposit eliminator premiums are earned in the month that they are written. Workers’ compensation and property deductible premiums are earned over the terms of the policy period.
Other Asset Management and Property Income
Other Asset Management and Property Income is comprised of, among other things interest on catch-up
management fees, fees related to
in-house
legal and tax professional fees, which is generally billed on an hourly rate to various Bridge funds and properties and other miscellaneous fees.
Investment Income (inclusive of incentive fees performance allocation)
Performance income is based on certain specific hurdle rates as defined in the applicable investment management agreements or fund or joint venture governing documents. Substantially all performance income is earned from funds and joint ventures managed by affiliates of the Company.
Incentive Fees
Incentive fees comprise fees earned from certain fund investor investment mandates for which the Company does not have a general partner interest in a fund. The Company recognizes incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period.

Performance Allocation
Carried interest is allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s partnership agreement or other governing documents. At the end of each reporting period, a fund will allocate carried interest applicable to the Company based upon an assumed liquidation of that fund’s net assets on the reporting date, irrespective of whether such amounts have been realized. Carried interest is recorded to the extent such amounts have been allocated and may be subject to reversal to the extent that the amount allocated exceeds the amount due to the general partner based on a fund’s cumulative investment returns. Accordingly, the amount recognized as performance allocation revenue reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period.
As the fair value of underlying assets varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (i) positive performance resulting in an increase in the carried interest allocated to the Company or (ii) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a reversal of previously recognized carried interest allocated to the Company. Accrued but unpaid carried interest as of the reporting date is recorded within accrued performance allocations compensation in the combined balance sheet.
Carried interest is realized when an underlying investment is profitably disposed of, and the fund’s cumulative returns are in excess of the specific hurdle rates as defined in the applicable investment management agreements or fund or joint venture governing documents. Since carried interest is subject to reversal, the Company may need to accrue for potential repayment of previously received carried interest. This accrual represents all amounts previously distributed to the Company that would need to be repaid to the funds if the funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual repayment obligations, however, generally do not become realized until the end of a fund’s life.
The Company accounts for carried interest, which represents a performance-based capital allocation from a fund General Partner to the Company, as earnings from financial assets within the scope of ASC 323,
Investments—Equity Method and Joint Ventures
. The underlying investments in the funds upon which the allocation is based reflect valuations on a three-month lag. The Company recognizes performance allocation as a separate revenue line item in the combined statements of operations with uncollected carried interest as of the reporting date reported within investments in the combined balance sheet.
Employee Compensation and Benefits
— Compensation comprises salaries, bonus (including discretionary awards), related benefits, share-based compensation, and cost of processing payroll. Bonuses are accrued over the employment period to which they relate. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. Fair value is determined using a Monte Carlo valuation at date of grant or date of remeasurement. The Company recognizes compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Please refer to Note 22 for additional information.
Performance Allocations Compensation
— A portion of the performance allocations earned is awarded to employees in the form of carried interest (“carry awards”). The Company evaluates performance allocation awards to determine if they are liability-classified carry awards or equity-classified carried awards.
Liability-classified carry awards to employees and other participants are accounted for as a component of compensation and benefits expense contemporaneously with our recognition of the related realized and unrealized performance allocation revenue. Upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed. Liabilities recognized for carried interest amounts due to affiliates are not paid until the related performance allocation revenue is realized. The Company records incentive fee compensation when it is probable that a liability has been incurred and the amount is reasonably estimable. The incentive fee compensation accrual is based on a number of factors, including the cumulative activity for the period and the expected timing of the distribution of the net proceeds in accordance with the applicable governing agreement.
Third-party Operating Expenses
— Third-party operating expenses represent transactions, largely operation and leasing of assets, with third party operators of real estate owned by the funds where the Company was determined to be the principal rather than the agent in the transaction.
Realized and Unrealized Gains (Losses)
— Realized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. The Company’s share of the investee’s income and expenses for the Company’s equity method investments (exclusive of carried interest) is also included within realized and unrealized gains (losses). Realized and unrealized gains (losses) are presented together as realized and unrealized gains (losses) in the combined statements of operations.

The realized and unrealized change in gain (loss) associated with the financial instruments that we elect the fair value option is also included in realized and unrealized gains (losses).
Interest Income
— Interest (other than interest on
catch-up
management fees) and other investment income are included in interest income. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method.
Foreign Currency
— The U.S. dollar is the Company’s functional currency; however, certain transactions of the Company may not be denominated in U.S. dollars. Foreign exchange revaluation arising from these transactions is recognized within other income (expense) in the combined statements of operations. For the three and six months ended June 30, 2021, transaction losses related to foreign currencies revaluation were immaterial.
In addition, the consolidated results include certain foreign subsidiaries that use functional currencies other than the U.S. dollar. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rates as of the reporting date. Income and expense and gain and loss transactions denominated in foreign currencies are generally translated into U.S. dollars monthly using the average exchange rates during the respective transaction period. Translation adjustments resulting from this process are recorded to currency translation adjustment in accumulated other comprehensive income.
Income Tax Provision
— Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. Under ASC 740,
Income Taxes
(“ASC 740”), a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized.
The Company’s policy is to recognize accrued interest and penalties related to uncertain tax positions in income tax expense in the condensed combined financial statements. At June 30, 2021 and December 31, 2020, the Company did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.
Other than BIGRM and Bridge PM, Inc., Bridge and its subsidiaries are limited liability companies and, as such, are not subject to income taxes; the individual Members of Bridge are required to report their distributive share of the Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns.
Comprehensive Income
— Comprehensive income consists of net income and other appreciation (depreciation) affecting the net investment of the common control group that, under GAAP, are excluded from net income. The Company’s other comprehensive income includes foreign currency translation adjustments.
Segments
— The Company operates its business in a single segment, which is how the chief operating decision maker (who is our chairman) reviews financial performance and allocates resources.
Recently Adopted Accounting Standards
Consolidation —
In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)
2018-17,
an update to ASC Topic 810,
Consolidations
. ASU
2018-17
requires reporting entities to consider indirect interests held by related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety in determining whether a decision-making fee is a variable interest. ASU
2018-17
is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. The Company adopted the provisions of ASU
2018-17
on January 1, 2020. This adoption did not have an impact on the condensed combined financial statements.
Fair Value
— In August 2018, the FASB issued ASU
No. 2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements.
The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements of instruments held at balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain previously required disclosures are eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. Additionally, the new guidance clarifies or modifies certain existing disclosures, including clarifying that information about measurement uncertainty of Level 3 fair values should be as of reporting date and requiring disclosures of the timing of liquidity events for investments measured under the NAV practical expedient, but only if the investee has communicated this information or has announced it publicly. The provisions on new disclosures and modification to disclosure of Level 3 measurement uncertainty are to be applied prospectively, while all other provisions are to be applied retrospectively. ASU
No. 2018-13
was effective January 1, 2020. The adoption of this standard did not have a material effect on the Company’s existing disclosures.

Recent Accounting Pronouncements (Not Yet Adopted)
In February 2016, the FASB issued ASU
2016-02,
Leases
(Topic 842). ASU
2016-02
requires an entity to recognize
right-of-use
assets and lease liabilities on its balance sheet for all leases and to disclose certain information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public business entities, ASU
2016-02
was effective for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities, including emerging growth companies (“EGCs”), as defined by the SEC, that have elected to defer adoption until the standard is effective for non-public
business entities, to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. Upon adoption of this guidance, the Company expects to record right-of-use
assets and lease liabilities on its combined balance sheets, relating to its operating leases. However, the Company does not expect the adoption to materially impact its combined statements of operations because substantially all of its leases are classified as operating leases, which will continue to be recognized as expense on a straight-line basis under the new guidance.
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses
, which changes the accounting for recognizing impairments of financial assets. Under this guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The guidance also modifies the impairment models for available-for-sale
debt securities and purchased financial assets with credit deterioration since their origination. This guidance is effective for annual and interim periods beginning after December 15, 2022 for EGCs that have elected to defer adoption until the guidance becomes effective for non-public
entities, with early adoption permitted. The Company does not expect the adoption to have a material impact to our financial statements.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU
2019-12
is effective for public entities for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods, with early adoption permitted. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on the condensed combined financial statements.

3.	REVENUE
Fund Management Fees:
The Company earns base management fees for
the day-to-day operations
and administration of its managed private funds and other investment vehicles. The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Funds	$33,510	$23,982	$62,980	$48,639
Joint Ventures and Separately Managed Accounts	1,026	1,741	2,407	2,803

Total Fund Management Fees	$34,536	$25,723	$65,387	$51,442

Property Management and Leasing Fees:
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Seniors Housing	$6,597	$6,867	$13,153	$14,151
Multifamily	4,322	3,659	8,416	7,388
Office	3,416	4,319	9,512	9,828

Total Property Management and Leasing Fees	$14,335	$14,845	$31,081	$31,367

Construction Management Fees
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Multifamily	$1,133	$996	$2,058	$1,995
Office	829	1,007	1,578	1,501
Seniors Housing	103	212	255	281

Total Construction Management Fees	$2,065	$2,215	$3,891	$3,777

Transaction Fees:
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Acquisition Fees	$13,137	$6,647	$17,789	$12,084
Brokerage Fees	3,105	1,647	3,779	3,555

Total Transactional Fees	$16,242	$8,294	$21,568	$15,639

For the three and six months ended June 30, 2021 and 2020, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of revenue was derived from operations in the United States.
As of June 30, 2021 and December 31, 2020, the Company had $3.0 million and $2.9 million, respectively, of deferred revenues, which is included in other current liabilities in the combined balance sheets. During the three and six months ended June 30, 2021, the Company recognized
$2.0
million and $0.7 million, respectively, as revenue from amounts included in the deferred revenue balance as of December 31, 2020. The Company expects to recognize the majority of the deferred revenues within a year of the balance sheet date.

4.	MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of June 30, 2021 and December 31, 2020, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2021

Exchange Traded Funds	$715	$21	$—	$736
Mutual Funds	4,353	60	(16)	4,397

Total	$5,068	$81	$(16)	$5,133

June 30, 2020
Exchange Traded Funds	$713	$23	$—	$736
Mutual Funds	4,301	16	—	4,317

Total	$5,014	$39	$—	$5,053

During both the six months ended June 30, 2021 and 2020, the Company did
not recognize any net realized gains on investments.

5.	INVESTMENTS
The Company has interests in 142 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of real estate. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value at
Investments	June 30, 2021	December 31, 2020
Partnership interest in carried interest (1)	$246,620	$199,410
Partnership interest in the funds (2)	29,629	12,975
Investments in third party partnership (3)	5,081	2,697
Other investments (4)	341	345

Total	$281,671	$215,427

(1)
Represents an investment in carried interest in the funds. There is a disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles. Investment is valued using NAV of the respective vehicle.

(2)	Investments in the funds and limited partnership interest are valued using NAV of the respective vehicle.
(3)	Investments in limited partnership interest in third party private proptech venture capital firms. Valued using NAV of the respective vehicle.
(4)	Investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes.
Fair value of the investments is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more-timely basis.
The Company’s equity method investments include investments that are not consolidated, but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the Securities Exchange Commission. Summarized financial information of our significant equity method investment in Bridge Multifamily Fund III, as of June 30, 2021, is as follows (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Investment income
Net earnings from investments in real estate	$6,851	$686
Interest and other income	8	28
Total investment income	6,859	714
Expenses

Management fees	1,563	2,222

Partnership expense	284	463
Interest expense	6	18
Total expenses	1,853	2,703
Net investment income (loss)	5,006	(1,989)
Net realized gain (loss) on investments in real estate	105,682	3,198
Changes in unrealized gain on investments in real estate	(45,923)	29,397

Unrealized gain on interest rate swap	1,319	1,228
Net gain on investments	61,078	33,823

Net increase in partners’ capital resulting from operations	$66,084	$31,834

	Six Months Ended
	June 30, 2021	June 30, 2020
Investment income
Net earnings from investments in real estate	$13,562	$7,020
Interest and other income	12	115

Total investment income	13,574	7,135
Expenses
Management fees	3,300	4,515
Partnership expense	628	996
Interest expense	25	57

Total expenses	3,953	5,568

Net investment income	9,621	1,567

Net realized gain on investments in real estate	119,115	35,238
Changes in unrealized gain on investments in real estate	21,742	20,829
Unrealized gain (loss) on interest rate swap	2,929	(3,556)

Net gain on investments	143,786	52,511

Net increase in partners’ capital resulting from operations	$153,407	$54,078

6.	NOTES RECEIVABLE FROM AFFILIATES
As of June 30, 2021 and December 31, 2020, the Company had the following short-term notes receivable from affiliates outstanding (in thousands):

	June 30, 2021	December 31, 2020
Bridge Office Fund II	$—	$25,770
Bridge Debt Strategies Fund I	5,335	4,500
Bridge Seniors Housing Fund I	—	5,000
Bridge Seniors Housing Fund II	—	5,000
Bridge Seniors Housing Fund III	—	525
Bridge Multifamily Fund V	4,000	—
Bridge Logistics Net Leasing Fund I	1,000	—

Total	$10,335	$40,795

As of June 30, 2021, interest on these loans accrued at fixed rate of 4.025%.

2
5

The Company had interest receivable on these notes as of June 30, 2021 and December 31, 2020 totaling $0.2 million and $0.3 million, respectively, which are included in receivables from affiliates in the accompanying combined balance sheets.

7.	NOTES RECEIVABLE FROM EMPLOYEES
During the six months ended June 30, 2021, the Company entered into long-term loans to allow employees the opportunity to investment in the Operating Company. As of June 30, 2021, the Company had multiple notes with employees with an aggregate outstanding principal amount of $
1.7 million. These notes are long-term in nature and accrue interest at 4.025%.
The Company had an immaterial interest receivable from these notes as of

June 30, 2021, which is included in notes receivable from employees in the accompanying condensed combined balance sheets.
As of December 31, 2020, the Company had multiple notes with employees with an aggregate outstanding principal amount of
$7.4 million. These notes were short-term in nature and accrued interest at 4.025%. During the first quarter of 2021 all of the notes from employees were repaid. The Company had interest receivable from balances on these notes as of December 31, 2020 totaling $2,000, which is included in receivables from affiliates in the accompanying condensed combined balance sheets. During the first quarter of 2021 all of the interest receivables from employees were repaid.

8.	FAIR VALUE MEASUREMENTS
Exchange traded funds:
Valued using the market price of the fund as of the combined balance sheet dates, June 30, 2021 and December 31, 2020. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds:
Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the combined balance sheet dates, June 30, 2021 and December 31, 2020. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
Partnership interests:
The Company generally values its investments in partnerships and carried interest using the NAV per share equivalent calculated by the investment manager as a practical expedient to determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the NAV per share practical expedient.
Other Investments:
Investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes.
The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following schedule presents assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
June 30, 2021
Assets:
Exchange Traded Funds	$736	$—	$—	$—	$736
Mutual Funds	4,397	—	—	—	4,397
Carried Interest	—	—	—	246,620	246,620
Partnership Interests	—	—	—	34,710	34,710
Other Investments	—	—	341	—	341

Total Assets	$5,133	$—	$341	$281,330	$286,804

Liabilities:
Fair value option:
General partner notes payable	$—	$—	$—	$15,435	$15,435
December 31, 2020
2
6

	Level 1	Level 2	Level 3	Measured at NAV	Total
Assets:

Exchange Traded Funds	$736	$—	$—	$—	$736
Mutual Funds	4,317	—	—	—	4,317
Carried Interest	—	—	—	199,410	199,410
Partnership Interests	—	—	—	15,672	15,672
Other Investments	—	—	345	—	345
Total Assets	$5,053	$—	$345	$215,082	$220,480
Liabilities:
Fair value option:
General partner notes payable	$—	$—	$—	$16,458	$16,458
Investments in funds and limited partnership interest in third party private funds are valued using NAV of the respective vehicle.
The following schedule presents investments carried at fair value using net asset value (in thousands):

	Fair Value	Unfunded Commitments
June 30, 2021:
Carried Interest	$246,620	$—
Company-sponsored open-end fund	13,861	—
Company-sponsored closed-end funds	15,768	58
Third party closed-end funds	5,081	3,629

Total	$281,330	$3,687

December 31, 2020:
Carried Interest	$199,410	$—
Company-sponsored open-end fund	12,643	—
Company-sponsored closed-end funds	332	58
Third party closed-end funds	2,697	4,802

Total	$215,082	$4,860

The Company’s interests in its closed-end funds are not subject to redemption
, with distributions to be received through liquidation of underlying investments of the funds. The closed-end
funds generally have
eight-to-
ten
year lives, which may be extended in one year increments up to two years. The Company can redeem its investment in the Company-sponsored open-end
fund with a
sixty-day
notice.
Fair Value Information of Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below. The carrying values of cash, accounts receivable, due from and to affiliates, interest payable and accounts payable approximate fair value due to their short-term nature and negligible credit risk.
The following schedule presents the financial instruments (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
June 30, 2021:
Line of credit	$—	$—	$—	$—	$—
Private Notes	—	—	146,270	146,270	150,000

	$—	$—	$146,270	$146,270	$150,000

December 31, 2020:
Line of credit	$—	$—	$—	$—	$—
Private Notes	—	—	149,225	149,225	150,000

	$—	$—	$149,225	$149,225	$150,000

2
7

Fair values of the Letter of Credit and Private Notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments.

9 .	TENANT IMPROVEMENTS, FURNITURE AND EQUIPMENT
The following schedule presents the balances per asset class as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Tenant improvements	$4,217	$3,893
Office furniture	1,602	1,602
Office equipment	211	211
Computer equipment	1,135	1,138
Total tenant improvements, furniture and equipment	7,165	6,844
Accumulated depreciation	(3,222)	(2,686)

Net tenant improvements, furniture and equipment	$3,943	$4,158

Depreciation expense for the Company was $0.2 million for both the three months ended June 30, 2021 and 2020 and $0.5 million for both the six months ended June 30, 2021 and 2020.

1 0 .	INTANGIBLE ASSETS
The Company amortizes its intangible assets from its business combinations over 6 to 10 years. Amortization is based on the pattern in which the estimated economic benefits of the intangible asset will be consumed. The Company evaluates the recoverability of its intangible assets periodically if there is a triggering event. The amortization expense for these intangible assets was $0.4 million for both the three months ended June 30, 2021 and 2020 and $0.8 million for both the six months ended June 30, 2021 and 2020.
Summarized below are the carrying values for the major classes of intangible assets as of June 30, 2021 and 2020 (in thousands):

	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2021:
Customer Lists	10 yrs	$6,835	$(6,835)	$—
Management Contracts	6 yrs	9,063	(4,909)	4,154

Total				$4,154

December 31, 2020:
Customer Lists	10 yrs	6,835	(6,781)	$54
Management Contracts	6 yrs	9,063	(4,207)	4,856

Total				$4,910

11.	LOSS AND LOSS ADJUSTMENT LIABILITY AND EXPENSES
BIGRM is a wholly owned subsidiary of Bridge and is licensed under the Utah Captive Insurance Companies Act. During the six months ended June 30, 2021 and 2020, BIGRM provided the following insurance policies:

•	Lease Security Deposit Fulfillment (limits $500 per occurrence/per property unit)

•	Lessor Legal Liability (limits $100,000 per occurrence/per property unit)

•	Workers’ Compensation Deductible Reimbursement (limits $3,739,680)

•	Property Deductible Reimbursement ($750,000 per occurrence/$5,000,000 policy annual aggregate)

•	General Liability Deductible Reimbursement ($2,000,000 in excess of $25,000 per occurrence; $4,000,000 per location aggregate; $10,000,000 policy aggregate)
For BIGRM’s insured risks, claim expenses and the related loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Losses are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, claim expenses and loss reserves include provisions for claims that have occurred but have yet to be reported. Expenses and the reserve liability for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through the balance sheet date, June 30, 2021. The provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of June 30, 2021 and December 31, 2020, the Company had reserved $4.9 million and $4.4 million, respectively.

1 2 .	SELF-INSURANCE RESERVES
Medical Self-Insurance Reserves
— The Company is primarily self-insured for employee health benefits. The Company records its self-
insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $125,000 per individual per year. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of June 30, 2021 and December 31, 2020, the Company had reserved $2.8 million and $3.3 million, respectively.
Property and Casualty Reserves
— As
 part of its property management business, BPM arranges for property and casualty risk management for the properties and entities affiliated with the Company (the “Insurance Program”). BPM uses a broker to arrange for insurers to provide coverage deemed necessary by management and required by lenders or property owners. Under the terms of the risk management program, each property has a $
25,000
deductible for property and casualty claims for insured events. Insured property losses in excess of $
25,000
are self-insured by BPM or fully insured as described below.
BPM’s Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. BPM’s SIR is comprised of a layer of losses that BPM is responsible for satisfying after the properties have met their $25,000 deductible for each claim. That layer covers losses between $25,000 and $100,000 and has no aggregate limit for that layer of risk. All losses above $100,000 are fully insured. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a
$5.0 million insurance policy to cover the following: 100% of the $2.0 million layer above the deductible and 15% of the $3.0 million in losses/exposure above the $2.0 million layer or $450,000. All losses above $5.0 million are fully insured by multiple outside insurance carriers. There is also a $750,000 per occurrence limit for any single loss. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT
Zones are insured with the same $25,000 deductible and SIR of $75,000 as outlined above. The policy remained the same from 2019 to 2020.
On June 20, 2020, BPM added a general liability self-insured retention aggregate limit of $10.0 million with a per occurrence limit of $2.0 million and per location limit of $4.0 million. Any insurance claims above these limits are fully insured by multiple insurance carriers. BPM insured this retention with the BIGRM captive. As of June 30, 2021 and December 31, 2020, the Company had reserved $0.7 million and $0.4 million, respectively.
As of June 30, 2021 and December 31, 2020, the total self-insurance reserve liability was $3.5 million and $3.7 million, respectively.

1 3 .	GENERAL PARTNER NOTES PAYABLE
The Bridge GPs traditionally have a General Partner commitment to the respective fund, which is usually satisfied by affiliates direct investment into the funds. For the General Partner commitments for BSH I GP, BMF III GP and BDS I GP, this commitment was satisfied by a notes payable (“General Partner Notes Payable”) between the General Partner and certain related parties or outside investors (“GP Lenders”) for reduced management fees. Under the terms of the General Partner Notes Payable, the GP Lender enters into a notes payable with the respective General Partner, which then subscribes to the respective fund for the same amount as the amount of the General Partner Note Payable. The General Partner Notes Payable mature based upon the terms of the limited partnership agreement of the respective fund. The carrying value of the General Partner Notes Payable represents the related GP Lender’s net asset value in the fund. The GP Lenders are entitled to all returned capital and profit distributions net of management fees and carried interest. We have elected the fair value option for the General Partner Notes Payable. The changes in value are recorded in realized and unrealized gains (losses).
The following schedule summarizes the carrying value of the General Partner Notes Payable (in thousands):

	Commitment	Fair Value as of June 30, 2021	Fair Value as of December 31, 2020
Bridge Seniors Housing Fund I	$4,775	$5,269	$5,243
Bridge Multifamily Fund III	9,300	7,612	8,643
Bridge Debt Strategies Fund I	7,260	2,554	2,572

Total	$21,335	$15,435	$16,458

The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund.

1 4 .	LINE OF CREDIT
On July 22, 2020, the Company entered in a secured revolving line of credit to borrow up to $75.0 million (“Line of Credit”). The Company did not have an

outstanding balance on the Line of Credit as of June 30, 2021 and December 31, 2020. Borrowings under this arrangement accrue interest at

LIBOR plus 2.25%. The revolving Line of Credit contains various financial covenants applicable to the Company. The covenants require the Company to maintain a Consolidated Total Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio no more than 3.0, minimum liquidity of $2.5 million, $20.0 million of affiliate deposits in a specific financial institution and maintain a minimum quarterly EBITDA of $10.0 million. As of June 30, 2021, the Company was in full compliance with all debt covenants. The Line of Credit matures on July 22, 2022.
On July 31, 2019, the Company entered into an unsecured revolving line of credit to borrow up to $75.0 million. Borrowings under this arrangement accrued interest at a floating rate per annum equal to the Money Market Rate less a discount of 0.5%. The line of credit agreement expired on July 31, 2020.

1 5 .	NOTES PAYABLE
On July 22, 2020, Bridge entered into a $150.0 million Note Purchase Agreement, pursuant to which it issued two tranches of notes (the “Private Notes”). As of June 30, 2021 and December 31, 2020
, unamortized deferred financing costs were $2.1 million
 and $2.3 million, respectively
, and the net carrying value of the Private Notes was $147.9 million and $147.7 million, respectively
. The Private Notes has two tranches, a
5-year
3.9% fixed rate tranche that matures on July 22, 2025 and a
7-year
4.15% fixed rate tranche that matures on July 22, 2027. The Private Notes contain various financial covenants applicable to the Company. The covenants require the Company to maintain a Consolidated Total Debt to Consolidated EBITDA ratio no more than 3.0, minimum liquidity of $2.5 million, and maintain a minimum quarterly EBITDA of $10.0 million. As of June 30, 2021, the Company was in full compliance with all debt covenants. The Private Notes are collateralized by the assets held by the Company.
On March 29, 2019, BSHFM entered into a term loan of $3.3 million (“BSH Term Loan”). Borrowings under this arrangement accrued interest at a floating rate per annum equal to the Money Market Rate. At December 31, 2019, the interest rate was 4.75% and the Company was in full compliance with all debt covenants. On July 22, 2020, the BSH Term Loan was repaid in full.
The following schedule presents scheduled principal payments of the Company’s debt as of June 30, 2021 (in thousands):

2021	$—
2022	—
2023	—
2024	—
2025	75,000
Thereafter	75,000

Total	$150,000
3
0

The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the Company’s Private Notes are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Line of Credit are included in other assets in the combined balance sheets. All debt issuance costs are amortized over the remaining term of the related obligation.
The following schedule presents the activity of the Company’s debt issuance costs (in thousands):

	Private Notes	Line of credit and term loan
Unamortized debt issuance costs as of December 31, 2020	$2,257	$170

Amortization of debt issuance costs	(214)	(47)

Unamortized debt issuance costs as of June 30, 2021	$2,043	$123

16.	REALIZED AND UNREALIZED GAINS (LOSSES)
Realized and unrealized gains (losses) in the combined statements of operations consist primarily of the realized and unrealized gains and losses on investments (including foreign exchange gains and losses attributable to foreign denominated investments and related activities) and other financial instruments, including those for which the fair value option has been elected. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment or financial instrument, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.
The following schedule summarizes total net realized and unrealized gains (losses) for the three and six months ended June 30, 2021 and 2020, respectively (in thousands).

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(5)	$411	$406	$—	$—	$—
Investment in third party partnerships	(270)	1,279	1,009	—	—	—
Other investments	(17)	26	9	224	—	224
General Partner Notes Payable	—	(1,124)	(1,124)	—	(72)	(72)
Total	$(292)	$592	$300	$224	$(72)	$152

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total

Investment in Company-sponsored funds	$(4)	$4,452	$4,448	$—	$	$—
Investment in third party partnerships	(312)	1,523	1,211	(36)	167	131
Other investments	—	22	22	(152)		(152)
General Partner Notes Payable	—	416	416	—	828	828
Total	$(316)	$6,413	$6,097	$(188)	$995	$807

17.	INCOME TAXES
Other than BIGRM and Bridge PM, Inc., the Company and its subsidiaries are limited liability companies or limited partnerships and, as such, are not subject to income taxes; the individual owners of Bridge are required to report their distributive share of the Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate for the Company can vary from period to period. The Company’s effective tax rate was 1% and 2% for the second quarter of 2021 and 2020, respectively, and 1% and 0% for the first six months of 2021 and 2020, respectively.
3
1

As of June 30, 2021, the Company had no
unrecognized tax positions and does
 no
t expect any
changes to uncertain tax positions within the next 12 months.

18.	NET INVESTMENT IN THE COMMON CONTROL GROUP
Bridge Investment Group LLC
The Operating Company has three classes of shares: (i) Class A;
(ii) Class B-1;
and
(iii) Class B-2.
Class A and
Class B-1
represent the voting equity holders and
Class B-2
represents profits interests awarded to employees of the Operating Company. Class B interests were issued as “profits interests,” pursuant to agreements entered into with certain employees during 2021, 2020 and 2019. At the time of issuance, the Class B interests had a capital account interest of zero percent. The holders of Class B interests are entitled to distributions in excess of the defined threshold per the respective award. The holders of
Class B-2
interests do not have voting rights.
Net profits and any other items of income shall be allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members will generally be in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of managers.
The Operating Company’s Members’ capital interests are transferable; however, transfers are subject to obtaining the prior written consent of the Company’s board of managers, with certain exceptions for transfers to affiliated parties. In the event of an approved transfer, the Company has a right of first refusal to purchase any interests to be transferred. Members’ liability is limited to the capital account balance. Distributions are reflected in the combined statements of changes in members’ equity when declared by the board of managers and consist of distributions to members and non-controlling
interest
holders.
Bridge GPs
Bridge GPs have three classes of shares: (i) Class A; (ii) Class C; and (iii) Class D. Class A represents the voting interest and Classes C and D represent allocations of carried interest to employees of the Operating Company, which are included in performance allocations compensation. Generally, if at the termination of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or the funds have received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Bridge GPs will be obligated to repay an amount equal to the excess of amounts previously distributed to the general partner over the amounts to which the general partner was ultimately entitled (generally net of income tax liabilities associated with related allocations of taxable income).

19 .	COMMITMENTS AND CONTINGENCIES
Long-Term Leases
— The Company leases office space generally under long-term
non-cancelable
operating lease agreements. The terms of each lease are unique and some permit early cancellation, while other leases have only a short period of time remaining on what was originally a longer dated lease agreement that is nearing the maturity.
The schedule below provides the future minimum rental payments required as of the combined balance sheet date, June 30, 2021, in the aggregate and for each of the five succeeding fiscal years for leases greater than a year in length and without cancellation options. The Company’s leases noted above that mature within the year or are cancellable are not included in the schedule below.

3
2

As of June 30, 2021, the future minimum lease payments for the remainder of 2021 and the next four years (excluding short-term leases) as well as the total of the minimum lease payments after the next five years for the non-cancellable
portion of the lease term described above are as follows (in thousands):

For the Years Ended December 31,
Remainder of 2021	$2,085
2022	3,825
2023	3,621
2024	3,345
2025	3,163
Thereafter	5,485

Total	$21,524

Certain leases contain renewal options, rent escalations based on increases in certain costs incurred by the lessor or increases in the fair market value of the leased property, and terms to pay a proportionate share of the operating expenses. Rent expense is recorded on a straight-line basis over the lease term for leases with determinable rent escalation and lease incentives. These items resulted in long term deferred rent of $0.7 million as of both June 30, 2021 and December 31, 2020 and short-term deferred rent of $0.1 million as of both June 30, 2020 and December 31, 2020. Total rent expense for all of the Company’s office leases for both the three months ended June 30, 2021 and 2020 was $1.0 million (net of lease incentive amortization of $0.1 million). Total rent expense for all of the Company’s office leases for both the six months ended June 30, 2021 and 2020 was $2.0 million (net of lease incentive amortization of $0.2 million).
The Company has other operating leases related to computers, copiers and other office equipment that were determined to be immaterial and are not included in the schedule above.
Performance Income
— Performance income is affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates. Generally, if at the termination of a fund (and at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the applicable Bridge GP receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Bridge GP will be obligated to repay carried interest that was received by the Bridge GP in excess of the amounts to which the Bridge GP is entitled. This contingent obligation is normally reduced by income taxes paid by the members of the Bridge GP (including the Company) related to its carried interest. Additionally, at the end of the life of the funds there could be a payment due to a fund by the Bridge GP if the Bridge GP has recognized more performance income than was ultimately earned. The general partner clawback obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.
At June 30, 2021 and December 31, 2020, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $88.8 million and $62.7
million, respectively, all of which is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. Regarding BDS I GP funds, as of both June 30, 2021 and 2020, if the funds were liquidated at their fair values, the contingent repayment obligation or liability of BDS I GP would be
$2.3

million, which is reimbursable to BDS I GP by certain professionals who are recipients of such performance income.
Guarantees and Other Commitments
— The Company has guaranteed a financing facility of $36.0 million, of which $9.0 million is outstanding at June 30, 2021. This facility has been used to finance acquisition of ownership in Bridge. Borrowers under the financing facility have pledged their interest in the Company, which Bridge has a right to in the event of default.
Legal Matters
— In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Letters of Credit
— In September 2020, the Company agreed to guarantee a $3.0 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, the Company has agreed to guarantee a $363,000 letter of credit related to one of its operating leases.
3
3

20.	VARIABLE INTEREST ENTITIES
A VIE is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. The Company sponsors private funds and other investment vehicles as general partner for the purpose of providing investment management services in exchange for management fees and performance-based fees. These private funds are established as limited partnerships or equivalent structures. Limited partners of the private funds do not have either substantive liquidation rights, or substantive kick-out
rights without cause, or substantive participating rights that could be exercised by a simple majority of limited partners or by a single limited partner. Accordingly, the absence of such rights, which represent voting rights in a limited partnership, results in the private funds being considered VIEs. The nature of the Company’s involvement with its sponsored funds comprises fee arrangements and equity interests. The fee arrangements are commensurate with the level of management services provided by the Company and contain terms and conditions that are customary to similar at-market
fee arrangements.
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling
$35.1 million and $16.0 million at June 30, 2021 and December 31, 2020, respectively, included in investments on the combined balance sheets.
The Company combines certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include Bridge Seniors Housing Fund Manager LLC, Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, and the Bridge GPs. The assets of the consolidated VIEs totaled $291.3 million and $244.3 million as of June 30, 2021 and December 31, 2020, respectively, while the liabilities of the combined VIEs totaled $63.5 million and $51.3 million as of same dates. The assets of the combined VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the combined VIEs’ liabilities.

2 1 .	RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates, including fund management fees, property and leasing fees, construction management fees, development fees, transaction fees, insurance premiums, and real estate mortgage brokerage and administrative expense reimbursements. The related accounts receivable is included within Receivables from Affiliates within the combined balance sheets.
The Company has investment management agreements with the funds that it manages. In accordance with these agreements, the funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the funds.
The Company also has entered into agreements to be reimbursed for its expenses incurred for providing administrative services to certain related parties, including Bridge Founders Group, LLC. Employees and other related parties may be permitted to invest in Bridge funds alongside fund investors. Participation is limited to individuals who qualify under applicable securities laws. These funds generally do not require these individuals to pay management or performance fees.
The Company considers its professionals
and non-consolidated funds
to be affiliates. Amounts due from and to affiliates were composed of the following (in thousands):

	June 30, 2021	December 31, 2020
Fees receivable from non-consolidated funds	$16,714	$15,350
Payments made on behalf of and amounts due from non-consolidated funds	5,595	10,131

Total receivables from affiliates	$22,309	$25,481

2 2 .	PROFITS INTERESTS
The Company has issued profits interests in Bridge and certain Fund Managers to certain members of management to participate in the growth of Bridge and the respective Fund Managers. A holding company was formed for each of the Fund Managers to hold these profits interests. The holding company’s ownership equates to 5% to 40% of the related Fund Managers above a certain valuation threshold. The Company issued two types of profits interests: (i) award shares and (ii)

anti-dilutive shares.

3
4

The fair value of these awards was determined using a Monte Carlo Valuation model. Each of the awards has an earnings threshold for distributions and equity appreciation. The grant date fair value of the profits interest is expensed over the vesting period. The awards shares are subject to graded vesting with 33.3% vesting on the third, fourth and fifth anniversaries of the grant date. The Company also issued anti-dilutive awards to active partners. As the anti-dilutive awards are fully vested, the Company records 100% of the fair value as amortization expense in the year the anti
-
dilutive shares are granted, which represents $13.6 million, for the three and six months ended June 30, 202
1
.
The following schedule summarizes our share-based compensation expense associated with our profits interests awards, which is recorded in employee compensation and benefits on the combined statement of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Antidilutive a wards	$13,609	$—	$13,609	$—
Awards shares	1,015	388	1,856	775

Total	$14,624	$388	$15,465	$775

If the recipient leaves after the awards vest, the Company has the option to repurchase the shares at fair value. If the recipient leaves prior to vesting, the awards are forfeited. During the six months ended June 30, 2021 and 2020, the Company did not reverse any share-based compensation related to forfeitures.
At June 30, 2021, the aggregate unrecognized compensation cost for all unvested equity awards was $13.0 million, which is expected to be recognized over a weighted average period of 2.7 years. As of June 30, 2021, the unrecognized compensation cost will be recognized as follows (in thousands):

For the Years Ended December 31,
Remainder of 2021	$2,526
2022	3,783
2023	3,147
2024	2,232
2025	996
Thereafter	331

Total	$13,015

23.	EMPLOYEE BENEFIT PLAN
The Company participates in a defined contribution plan covering all eligible employees whereby employees may elect to contribute a percentage of their compensation to the plan. Employees that are age 21 or older, and have completed 60 days of service, are eligible to participate. During the three months ended June 30, 2021 and 2020 the Company made contributions of $0.8 and $0.6 million, respectively, to the plan as an employer match to the employee’s contributions. During the six months ended June 30, 2021 and 2020, the Company made contributions of $1.5 million and $1.1 million, respectively, to the plan as an employer match to the employee’s contributions.

2 4 .	SUBSEQUENT EVENTS
Initial Public Offering
On July 20, 2021, the Company completed its IPO of

18,750,000

shares of its Class A common stock at a public offering price of

$
16.00

per
share, receiving approximately
$
274.3
million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. Bridge Investment Group Holdings Inc. used the net proceeds from the IPO to purchase 18,750,000 newly issued Class A Units from the Operating Company at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses. Immediately following the completion of the IPO and related organizational transactions, Bridge Investment Group Holdings Inc. held
21,752,812
Class A Units of the Operating Partnership, representing approximately 19.8% of the economic interest in the Operating Company.
3
5

The Operating Company used (or plans to use) the net proceeds from the sale of Class A Units to the Company (1) to pay $137.1 million in cash to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners and (2) for general corporate purposes to support the growth of the business.
On July 16, 2020, the Company reacquired 9,375,000

shares of the outstanding shares of Class B Common Stock in connection with its IPO. The Company subsequently cancelled and retired
9,375,000

shares of class B common stock, and currently does not have any class B common stock outstanding.
Subsequently, on August 12, 2021, the underwriters exercised their over-allotment option to purchase an additional 1,416,278 Class A common shares. The Company used 100% of the net proceeds of approximately $21.1 million, after taking into account the underwriting discounts and commissions and estimated offering expenses, to purchase 1,416,278 newly issued Class A Units directly from the Operating Company, at a price per Class A Unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Operating Company used all of the net proceeds from the sale of Class A Units to the Company related to this over-allotment option to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners.
Notes Receivable from Employees
The Company entered into notes receivable from employees totaling $3.5 million on July 1
6
, 2021.
Distributions to Owners
The following distributions were made subsequent to June 30, 2021:

Entity (in thousands)	Controlling Interest	Non- Controlling Interest	Total Distributions
Bridge Investment Group LLC	$11,390	$—	$11,390
Bridge Debt Strategies Fund Manager LLC	332	222	554
Bridge Senior Housing Fund Manager LLC	1,103	736	1,839
Bridge Office Fund Manager LLC	1,027	328	1,355

Total	$13,852	$1,286	$15,138
All of the distributable earnings of the Operating Company prior to initial public offering will be distributed to unit holders as of the close of business on July 15, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on
Form 10-Q,
including the condensed consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our annual audited financial statement in our final prospectus for our initial public offering, or IPO, filed with the Securities and Exchange Commission, or the SEC, on July 19, 2021 pursuant to Rule 424(b) under the Securities Act, or the Prospectus. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.
Overview
We are a leading, vertically integrated real estate investment manager, diversified across specialized asset classes, with approximately $28.7 billion of AUM as of June 30, 2021. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to develop an array of investment platforms focused on sectors of the U.S. real estate market that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of more than a hundred global institutions and more than 6,500 individual investors across more than 25 investment vehicles at June 30, 2021.
Business Segments
We operate our business in a single segment, real estate investment management, which is how our chief operating decision maker (who is our chairman) reviews financial performance and allocates resources.
Reorganization and Initial Public Offering
On July 20, 2021, we completed an IPO pursuant to which we issued 18,750,000 shares of Class A common stock at a price of $16.00 per share receiving approximately $274.3 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. The net proceeds from the IPO were used to purchase 18,750,000 newly issued Class A Units from the Operating Company at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses. We received net proceeds from the offering of approximately $274.3 million, net of underwriting discounts of $20.2 million and before offering costs of $5.5 million that were incurred by the Operating Company. The Operating Company used approximately $137.1 million of the net proceeds from the sale of Class A Units to the Company to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners.
Subsequently, on August 12, 2021, the underwriters exercised their over-allotment option to purchase an additional 1,416,278 Class A common shares. The Company used 100% of the net proceeds of approximately $21.1 million, after taking into account the underwriting discounts and commissions and estimated offering expenses, to purchase 1,416,278 newly issued Class A Units directly from the Operating Company, at a price per Class A Unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Operating Company used all of the net proceeds from the sale of Class A Units to the Company related to this over-allotment option to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners.

Trends Affecting Our Business
Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions. Changes in global economic conditions and regulatory or other governmental policies or actions can materially affect the values of our holdings and the ability to source attractive investments and completely deploy the capital that we have raised. However, we believe our disciplined investment philosophy across our diversified investment strategies has historically contributed to the stability of our performance throughout market cycles.
In addition to these macroeconomic trends and market factors, our future performance is heavily dependent on our ability to attract new capital, generate strong, stable returns, source investments with attractive risk-adjusted returns and provide attractive investment products to a growing investor base. We believe our future performance will be influenced by the following factors:

•
The extent to which fund investors favor private markets investments
. Our ability to attract new capital is partially dependent on fund investors’ views of alternative investments relative to traditional asset classes. We believe our fundraising efforts will continue to be subject to certain fundamental asset management trends, including (1) the increasing importance and market share of alternative investment strategies to fund investors of all types as fund investors focus on lower- correlated and absolute levels of return, (2) the increasing demand for private markets from private wealth fund investors, (3) shifting asset allocation policies of institutional fund investors,
(4) de-leveraging
of the global banking system, bank consolidation and increased regulatory requirements and (5) increasing barriers to entry and growth.

•
Our ability to generate strong, stable returns and retain investor capital throughout the market cycle.
Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, management fees and performance fees. Although our AUM and fees generated have grown significantly since our inception and particularly in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the real estate space in which we specialize, could negatively affect our future growth rate. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities. Our ability to retain and attract fund investors also depends on our ability to build and maintain strong relationships with both existing and new fund investors, many of whom place significant emphasis on an asset manager’s track record of strong fund performance and distributions. While we believe that our reputation for generating attractive risk-adjusted returns is favorable to our ability to continue to attract investors, we may face greater challenges in raising capital for new verticals as we continue to expand our market presence and asset classes.

•
Our ability to source investments with attractive risk-adjusted returns
. Our ability to continue to grow our revenue is dependent on our continued ability to source attractive investments and efficiently deploy the capital that we have raised. Although the capital deployed in any one quarter may vary significantly from period to period due to the availability of attractive opportunities and the long-term nature of our investment strategies, we believe that our ability to efficiently and effectively invest our growing pool of fund capital puts us in a favorable position to maintain our revenue growth over time. Our ability to identify attractive investments and execute on those investments, including any value-add
strategies with respect to such investments, is dependent on a number of factors, including the general macroeconomic environment, market positioning, valuation, size, and the liquidity of such investment opportunities. Moreover, with respect to our Debt Strategies and Agency MBS Funds, macro-economic trends or adverse credit and interest rate environments affecting the quality or quantity of new issuance debt and mortgage-backed securities or a substantial increase in defaults could adversely affect our ability to source investments with attractive risk-adjusted returns. Furthermore, fluctuations in prevailing interest rates could affect not only our returns on debt and mortgage-backed securities, but also our cost of, and ability to secure, borrowings to finance our equity asset acquisitions.

•
The attractiveness of our product offerings to a broad and evolving investor base
. Investors in our industry may have changing investment priorities and preferences over time, including with respect to risk appetite, portfolio allocation, desired returns and other considerations. We continue to expand and diversify our product offerings to increase investment options for our fund investors, while balancing this expansion with our goal of continuing to deliver the consistent, attractive returns that have cultivated our reputation. We believe that continuing to strike that balance is crucial to both our fund investors’ success and satisfaction, as well as our ability to maintain our competitive position and grow our revenue.

•
Our ability to maintain our data advantage relative to competitors
. Our proprietary data and technology platforms, analytical tools and deep industry knowledge allow us to provide our fund investors with customized investment solutions, including specialized asset management services, tailored reporting packages, customized performance benchmarks as well as experienced and responsive compliance, administration and tax capabilities. Our ability to maintain our data advantage is dependent on a number of factors, including our continued access to a broad set of private market information and our ability to grow our relationships with sophisticated partners and wealth management platforms.

Impact of
COVID-19
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a global pandemic. The spread of
COVID-19
throughout the world led many countries to institute a variety of measures to contain the viral spread, which led to significant disruption and uncertainty in the global financial markets. While many of the initial restrictions in the United States have been relaxed or lifted in an effort to generate more economic activity, the risk of future outbreaks of
COVID-19,
or variants thereof, or of other public health crises remain, and some restrictions remain in place and lifted restrictions may be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, the timing and effectiveness of vaccine distribution and other factors could lead people to continue to self-isolate and not participate in the economy at pre-pandemic
levels for a prolonged period of time, potentially further delaying global economic recovery.
We continue to closely monitor developments related to
COVID-19
and assess any negative impacts to our business. The
COVID-19
pandemic has affected, and may further affect, our business in various ways. In particular, it is possible that our future results may be adversely affected by slowdowns in fundraising activity, the pace of capital deployment and the expansion of our tenant base and our ability to collect rental income when due. See “Risk Factors—Risks Related to Our Industry—The
COVID-19
pandemic has caused severe disruptions in the U.S. and global economy, may affect the investment returns of our funds, has disrupted, and may continue to disrupt, industries in which we and our funds operate and could potentially negatively impact us or our funds.”
As the global response to
COVID-19
continues to evolve, including recovery from the pandemic, our primary focus continues to be the safety and well-being of our employees and their families, as well as the seamless functioning of the firm in serving our stakeholders and fund investors who have entrusted us with their capital. Some of our employees continue to work remotely. Our technology infrastructure has proven to be robust and capable of supporting this model. We have implemented rigorous protocols for remote work across the firm, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. We are leveraging technology to ensure our teams stay connected and productive, and that our culture remains strong even in these unusual circumstances. While we are generally not meeting with our fund investors in person, we continue to actively communicate with our fund investors and all of our stakeholders through videoconference, teleconference and email. Investment committees continue to convene on their normal schedule, and the firm continues to operate across investment, asset management and corporate support functions.
Key Financial Measures
Our key financial and operating measures are discussed below. Additional information regarding our significant accounting policies can be found in Note 2, “Significant Accounting Policies,” to our condensed combined financial statements, which appear elsewhere in this Quarterly Report on Form 10-Q.
Revenues
Fund Management Fees
. Fund Management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”), of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning
AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of June 30, 2021, our weighted average management fee varies by fund and based upon the size of the commitment; however, the low average for a single fund is 0.96% and our high average for a single fund is 1.99% of committed or invested capital for our closed-end
funds. Fund management fees also includes management fees for joint ventures and separately managed assets. For our sponsored closed-end
funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end
fund, we charge
catch-up
management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest.
Catch-up
management fees are recognized in the period in which the investor subscribes to the fund.

Property Management and Leasing Fees
. We have vertically integrated platforms where we operate a significant percentage of the real estate properties owned by our funds. As of June 30, 2021, we managed 100% of the multifamily properties, 86% of the office properties and 28% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.5% for multifamily assets, 2% to 3% for office assets and 4% to 5% for seniors housing assets. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized in the same period. The offset is recorded in third-party operating expenses on the combined statement of operations.
Construction Management Fees and Development Fees
. The majority of our equity funds have a
value-add
component, where we seek to make improvements or reposition the properties, or a development strategy. Similar to Property Management Fees, we perform the construction management and development management for certain managed properties and receive fees for these services. These fees are earned as the work is completed. The rates used are based upon market rates and are updated on an annual basis. For small projects, we occasionally charge an immaterial flat fee. For significant projects, the range is generally 0.5% to 5.0% of construction costs.
Transaction Fees
. We earn transaction fees associated with the due diligence related to the acquisition of assets and origination of debt financing for assets. The fee is recognized upon the acquisition of the asset or origination of the mortgage or other debt. The rates used are based upon market rates and are updated on an annual basis. For the six months ended June 30, 2021, the fee range for acquisition fees was 0.5% to 1.0% of the gross acquisition cost of the investment or, in the case of development projects, the total development budget, and the fee range for debt origination was 0.25% to 1.0% of the acquisition price of the real estate acquired or value of the mortgage.
Insurance Premiums
. Bridge Investment Group Risk Management, Inc., or BIGRM, is our subsidiary that provides certain insurance products for multifamily and commercial properties owned by the funds. BIGRM insures direct risks including lease security deposit fulfillment, tenant legal liability, workers compensation deductible, property deductible and general liability deductible reimbursements. Tenant legal liability premiums are earned monthly. Deposit eliminator premiums are earned in the month that they are written. Workers’ compensation and property deductible premiums are earned over the terms of the policy period.
Other Asset Management and Property Income
. Other asset management and property income is comprised of, among other things, interest on catch-up
management fees, fees related to
in-house
legal and tax professional fees, which is generally billed on an hourly rate to various Bridge funds and properties, and other miscellaneous fees.
Performance Fees
. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As June 30, 2021, we had approximately $10.7 billion of carry-eligible capital across approximately 43 funds and joint ventures, of which 26 were in accrued carried interest positions.
Incentive fees are generally calculated as a percentage of the profits earned with respect to certain accounts for which we are the investment manager, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in our contracts with our customers. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax basis portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and included in accrued performance allocations compensation in the combined balance sheets.

Performance allocations include the allocation of performance-based fees to us from limited partners in the funds in which we hold an equity interest. We are entitled to a performance allocation (typically 15% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 6% to 8%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, performance allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606, or ASC 606,
Revenue from Contracts with Customers
. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. We record the amount of carried interest allocated to us as of each period end as accrued performance allocations, which is included as a component of investments in the combined balance sheets. Performance allocations are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Performance allocations are subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life.
Expenses
Employee Compensation and Benefits
. Compensation comprises salaries, bonuses (including discretionary awards), related benefits, share-based compensation and the cost of processing payroll. Bonuses are accrued over the employment period to which they relate.
Share-Based Compensation
. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees also are eligible to receive profits interests awards and performance allocations. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of remeasurement. These awards are fair valued using a discounted cash flow approach. We recognize compensation expense on a straight-line basis over the requisite service period of the awards not contingent on employment, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence.
Performance Allocations Compensation
. Performance
fee-related
compensation deemed to be liability awards represents the portion of performance allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related
compensation is generally tied to the investment performance of the funds. Up to 40% of performance allocation revenue is awarded to employees as part of our long-term incentive compensation plan, fostering alignment of interest with our fund investors and investors, and retaining key investment professionals. Performance allocations related compensation is accounted for as compensation expense in conjunction with the related performance allocation revenue and, until paid, is recorded as a component of accrued performance allocations compensation in the combined balance sheets. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of performance allocation revenue from realized investment activity. Performance allocations related compensation expense may be subject to reversal to the extent that the related performance allocation revenue is reversed. Performance allocations related compensation paid to employees may be subject to clawback on an after-tax
basis under certain scenarios. Incentive
fee-related
compensation is accrued as compensation expense when it is probable and estimable that payment will be made.
Loss and Loss Adjustment Expenses
. Amount includes the estimated liability (based upon actuarial reports) of both losses which have been reported to us, but have not been processed and paid, and losses relating to insured events which have occurred but have not been reported to us.

Third-party Operating Expenses
. Costs represents transactions, largely operation and leasing of assets, with third party operators of real estate owned by the funds where we were determined to be the principal rather than the agent in the transaction.
General and Administrative Expenses
. General and administrative expenses include costs primarily related to professional services, occupancy, travel, communication and information services, and other general operating items.
Depreciation and Amortization
. Deprecation or amortization of tenant improvements, furniture and equipment and intangible assets is expensed on a straight-line basis over the useful life of the asset.
Other Income Expenses
Realized and Unrealized Gains (Losses)
. Realized gain (loss) occurs when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. The Company’s share of the investee’s income and expenses for the Company’s equity method investments (exclusive of carried interest) is also included within realized and unrealized gains (losses). Realized and unrealized gains (losses) are presented together as realized and unrealized gains (losses) in the combined statements of operations. Finally, the realized and unrealized change in gain (loss) associated with the financial instruments that we elect the fair value option is also included in realized and unrealized gains (losses).
Interest Income
. Interest (other than interest on
catch-up
management fees), dividends and other investment income are included in interest income. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. Dividends and other investment income are recorded when the right to receive payment is established.
Interest Expense
. Interest expense includes interest related to our two tranches of privately offered notes, or the Private Placement Notes, which have a weighted average fixed coupon rate of 4.03% and our revolving credit facility, which has a variable interest rate of LIBOR plus 2.25%.
Income Tax Provision
. Income tax expense consists of taxes paid or payable by our operating subsidiaries. The Operating Company has been historically treated as a partnership for U.S. federal and state income tax purposes. As such, income generated by the Operating Company flows through to its members and is generally not subject to U.S. federal or state income tax at the Operating Company level. Our
non-U.S.
subsidiary operates as a corporate entity in
non-U.S.
jurisdictions. Accordingly, in some cases, this entity is subject to local or
non-U.S.
income taxes. In addition, certain subsidiaries are subject to local jurisdiction taxes at the entity level, with the related tax provision reflected in the combined statements of operations.
Following our IPO, we became a public company on July 16, 2021, and are taxed as a corporation for U.S. federal and state income tax purposes and, as a result, we will be subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income generated by the Operating Company that will flow through to its members.
Net Income Attributable to
Non-Controlling
Interests
. Net income attributable to
non-controlling
interests represents the ownership interests that third parties hold in entities that are consolidated into our financial statements.
For additional discussion of components of our condensed combined financial statements, see Note 2, “Significant Accounting Policies,” to our condensed combined financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q.
Operating Metrics
We monitor certain operating metrics that are either common to the asset management industry or that we believe provide important data regarding our business.
Assets Under Management
Assets under management (“AUM”) refers to the assets we manage. Our AUM represents the sum of (a) the fair value of the assets of the funds and vehicles we manage, plus (b) the contractual amount of any uncalled capital commitments to those funds and vehicles (including our commitments to the funds and vehicles and those of Bridge affiliates). Our AUM does not deduct any outstanding indebtedness or other accrued but unpaid liabilities of the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. Our calculations of AUM and fee-earning
AUM may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers. In addition, our calculation of AUM (but not fee-earning
AUM) includes uncalled commitments to (and the fair value of the assets in) the funds and vehicles we manage from Bridge and Bridge affiliates, regardless of whether such commitments or investments are subject to fees. Our definition of AUM is not based on any definition contained in the agreements governing the funds and vehicles we manage or advise.

The schedule below presents rollforwards of our AUM for the three and six months ended June 30, 2021:

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2021
Balance as of beginning of period	$25,927	$25,214
New capital / commitments raised (1)	1,057	1,235
Liquidations / distributions (2)	(320)	(582)
Market activity and other (3)	2,085	2,882

Balance as of end of period	$28,749	$28,749

(1)	New capital / commitments raised generally represents limited partner capital raised by our funds and other vehicles, including any reinvestments in our open-ended vehicles.
(2)	Liquidations / distributions generally represents the realization proceeds from the disposition of assets, current income, or capital returned to investors.
(3)
Market activity and other generally represents realized and unrealized activity on investments held by our funds and other vehicles (including changes in fair value and changes in leverage) as well as the net impact of fees, expenses, and non-investment income.

Fee-Earning AUM
Fee-earning
AUM reflects the assets from which we earn management fee revenue. The assets we manage that are included in our fee-earning
AUM typically pay management fees based on capital commitments, invested capital or, in certain cases, NAV, depending on the fee terms.
Management fees are only marginally affected by market appreciation or depreciation because substantially all of the funds pay management fees based on commitments or invested capital.
Our calculation of
fee-earning
AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. In addition, our calculation of AUM (but not fee-earning
AUM) includes uncalled commitments to (and the fair value of the assets in) the funds and vehicles we manage from Bridge and Bridge affiliates, regardless of whether such commitments or investments are subject to fees. The schedule below presents rollforwards of our total fee-earning
AUM for the three and six months ended June 30, 2021:

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2021	June 30, 2021
Balance as of beginning of period	$10,314	$10,214
Increases (1)	1,052	1,432
Changes in fair market value	(10)	(11)
Decreases (2)	(536)	(816)

Balance as of end of period	$10,819	$10,819

Increase	505	605
Increase %	4.9%	5.9%

(1)
Increases generally represents limited partner capital raised or deployed by our funds and other vehicles that is fee-earning when raised or deployed, respectively, including any reinvestments in our open-ended vehicles.

(2)
Decreases generally represents liquidations of investments held by our funds or other vehicles or other changes in fee basis, including the change from committed capital to invested capital after the expiration or termination of the investment period.

The launch of new funds resulted in an increased
fee-earning
AUM during first six months of 2021 and in 2020.
Fee-earning
AUM increased from approximately $10.2 billion as of December 31, 2020 to $10.8 billion as of June 30, 2021 due to our capital raising activities and deployment. The following schedule summarizes our balances of fee-earning
AUM by fund at December 31, 2020 and 2019 by fund (in millions):

	June 30,		December 31,
	2021	2020	2020	2019
Fee-Earning AUM by Fund
Bridge Multifamily Fund III	$335	$494	$401	$527
Bridge Multifamily III JV Partners	10	10	10	13
Bridge Multifamily Fund IV	1,259	1,574	1,574	1,579
Bridge Workforce Fund I	523	424	499	608
Bridge Workforce Fund II	616	72	166	—
Bridge Opportunity Zone Fund I	482	482	482	466
Bridge Opportunity Zone Fund II	408	408	408	414
Bridge Opportunity Zone Fund III	1,019	331	1,028	—
Bridge Opportunity Zone Fund IV	544	—	—	—

Bridge Office Fund I	500	503	500	548
Bridge Office I JV Partners	148	154	154	154
Bridge Office Fund II	130	89	89	81
Bridge Office II JV Partners	6	21	21	7
Bridge Seniors Housing Fund I	626	626	626	626
Bridge Seniors Housing Fund II	814	789	769	937
Bridge Seniors Housing Fund III	33	—	33	—
Bridge Debt Strategies Fund I	40	48	41	48
Bridge Debt Strategies I JV Partners	18	18	18	18
Bridge Debt Strategies Fund II	545	849	678	933
Bridge Debt Strategies II JV Partners	225	389	343	408
Bridge Debt Strategies Fund III	1,485	1,511	1,549	1,279
Bridge Debt Strategies III JV Partners	329	465	416	81
Bridge Debt Strategies Fund IV	606	—	305	—
Bridge Agency MBS Fund	118	64	104	—

Total Fee-Earning AUM by Fund	$10,819	$9,321	$10,214	$8,727

Our average remaining fund life for our
closed-end
funds was approximately 7.4 years as of June 30, 2021 compared to 8.3 years as of December 31, 2020.
Undeployed Capital
As of June 30, 2021, we had $1.7 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $1.1 billion is currently fee earning based on commitments and $0.6 billion will be fee earning if and when it is deployed.
Our Performance
We have a demonstrated record of producing attractive returns for our fund investors across our platforms. Our historical investment returns have been recognized by third parties such as Preqin Ltd., which ranked each of our last three multifamily funds and our workforce and affordable housing funds in the top quartile for their vintage. Our historical investment returns for our closed-end funds
by platform are shown in the chart below.

Performance Summary as of June 30, 2021
(in millions)	Fund Committed Capital (2)	Unreturned Drawn Capital + Accrued Pref (3)	Cumulative Invested Capital (4)	Realized Proceeds (5)	Remaining Fair Value (RFV) (6)
Closed-End Funds by Platform (1)

(Investment Period Beginning/Ending Date)
Bridge Multifamily Fund I (Mar 2009, Mar 2012)	$124	$—	$150	$280	$—
Bridge Multifamily Fund II (Apr 2012, Mar 2015)	596	—	605	1,264	—
Bridge Multifamily Fund III (Jan 2015, Jan 2018)	912	2	870	1,205	706
Bridge Multifamily Fund IV (Jun 2018, Jun 2021)	1,590	1,402	1,101	126	1,645
Bridge Workforce & Affordable Housing Fund I (Aug 2017, Aug 2020)	619	594	525	63	841
Bridge Office Fund I (Jul 2017, Jul 2020)	573	600	521	94	599
Bridge Seniors Housing Fund I (Jan 2014, Jan 2018)	578	739	619	245	624
Bridge Seniors Housing Fund II (Mar 2017, Mar 2020)	820	804	702	136	748

Total Equity Strategies Closed-End Funds	5,812	4,142	5,095	3,412	5,163
Bridge Debt Strategies Fund I (Sep 2014, Sep 2017)	132	50	219	215	49
Bridge Debt Strategies Fund II (July 2016, July 2019)	1,002	604	2,137	1,962	590
Bridge Debt Strategies Fund III (May 2018, May 2021)	1,624	1,520	1,835	891	1,389

Total Debt Strategies Closed-End Funds	2,757	2,174	4,191	3,068	2,029

Total Closed-End Funds	$8,569	$6,316	$9,287	$6,480	$7,191

Performance Summary as of June 30, 2021 continued
(in millions)	Unrealized MOIC (7)	Total Fair Value (TFV) (8)	TFV MOIC (9)	Fund Gross IRR (10)	Fund Net IRR (11)
Closed-End Funds by Platform (1)

(Investment Period Beginning/Ending Date)
Bridge Multifamily Fund I (Mar 2009, Mar 2012)	NA	$280	1.87x	21.0%	15.3%
Bridge Multifamily Fund II (Apr 2012, Mar 2015)	NA	1,264	2.09x	30.2%	23.4%
Bridge Multifamily Fund III (Jan 2015, Jan 2018)	2.47x	1,911	2.20x	26.6%	20.0%
Bridge Multifamily Fund IV (Jun 2018, Jun 2021)	1.61x	1,771	1.61x	36.5%	26.3%
Bridge Workforce & Affordable Housing Fund I (Aug 2017, Aug 2020)	1.72x	904	1.72x	33.8%	25.8%
Bridge Office Fund I (Jul 2017, Jul 2020)	1.33x	693	1.33x	11.9%	8.4%
Bridge Seniors Housing Fund I (Jan 2014, Jan 2018)	1.41x	868	1.40x	8.0%	5.3%
Bridge Seniors Housing Fund II (Mar 2017, Mar 2020)	1.25x	884	1.26x	10.1%	6.4%

Total Equity Strategies Closed-End Funds	1.57x	8,575	1.68x	22.5%	16.3%
Bridge Debt Strategies Fund I (Sep 2014, Sep 2017)	1.03x	264	1.21x	8.8%	6.7%
Bridge Debt Strategies Fund II (July 2016, July 2019)	1.27x	2,552	1.19x	11.4%	9.1%
Bridge Debt Strategies Fund III (May 2018, May 2021)	1.27x	2,280	1.24x	14.2%	10.9%

Total Debt Strategies Closed-End Funds	1.26x	5,096	1.22x	12.3%	9.6%

Total Closed-End Funds	1.45x	$13,671	1.47x	19.8%	14.4%

Footnotes:

(1)
Does not include performance for (i) Opportunity Zone funds, as such funds are invested in active development projects and have minimal stabilized assets, or (ii) funds that are currently raising capital, including our open-ended funds.

(2)	Fund Committed Capital represents total capital commitments to the fund, excluding joint ventures or separately managed accounts.
(3)
Unreturned Drawn Capital and Accrued Pref represents the amount the fund needs to distribute to its investors as a return of capital and a preferred return before it is entitled to receive performance fees or allocations from the fund.

(4)	Cumulative Invested Capital represents the total cost of investments since inception (including any recycling or refinancing of investments).
(5)	Realized Proceeds represents net cash proceeds received in connection with all investments, including distributions from investments and disposition proceeds.
(6)
Remaining Fair Value (“RFV”) is the estimated liquidation values of remaining fund investments that are generally based upon appraisals, contracts and internal estimates. There can be no assurance that Remaining Fair Value will be realized at valuations shown, and realized values will depend on numerous factors including, among others, future asset-level operating results, asset values and market conditions at the time of disposition, transaction costs, and the timing and manner of disposition, all of which may differ from the assumptions on which the Remaining Fair Value are based. Direct fund investments in real property are held at cost minus transaction expenses for the first six months from investment.

(7)
Unrealized MOIC represents the Multiple of Invested Capital (“MOIC”) for RFV before management fees, expenses and carried interest, divided by the remaining invested capital attributable to those unrealized investments.

(8)	Total Fair Value (“TFV”) represents the sum of Realized Proceeds and Remaining Fair Value, before management fees, expenses and carried interest.
(9)	TFV MOIC represents MOIC for Total Fair Value before management fees, expenses and carried interest, divided by Cumulative Invested Capital.
(10)	Fund Gross IRR is an annualized realized and unrealized fund-level return to fund investors of all investments, gross of management fees and carried interest.
(11)
Fund Net IRR is an annualized realized and unrealized return to fund investors, net of management fees, expenses and carried interest. Net return information reflects average fund level returns, which may differ from actual investor level returns due to timing, variance in fees paid by investors, and other investor-specific investment costs such as taxes.

The returns presented above are those of the primary funds in each platform and not those of the Company. An investment in our Class A common stock is not an investment in any of our funds. The historical returns attributable to our platforms are presented for illustrative purposes only and should not be considered as indicative of the future returns of our Class A common stock or any of our current or future funds. These returns are presented by platform and include multiple funds of varied vintage, including funds that are fully realized, and performance of a specific fund within a platform can vary materially from the return of the platform as a whole. The returns represent aggregate returns for the U.S. domiciled partnerships, and such aggregate returns may differ materially from the fund level returns for each individual partnership co-investment
vehicles or separately managed accounts or
each non-U.S. partnership
due to varied management fee structures, timing of investments, contributions and distributions and additional structuring costs and taxes.
There is no guarantee that any fund or other vehicle within a platform will achieve its investment objectives or achieve comparable investment returns.
Results of Operations
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Revenues

	Three Months Ended June 30,		Amount	%
	2021	2020	Change	Change
Revenues ($ in thousands):
Fund management fees	$34,536	$25,723	$8,813	34%
Property management and leasing fees	14,335	14,845	(510)	-3%
Construction management fees	2,065	2,215	(150)	-7%
Development fees	1,163	373	790	212%
Transaction fees	16,242	8,294	7,948	96%
Insurance premiums	2,022	1,349	673	50%
Other asset management and property income	1,611	2,343	(732)	-31%

Total revenues	$71,974	$55,142	$16,832	31%

Fund Management Fees
. Fund management fees increased by $8.8 million, or 34%, largely due to the launch of new funds. Bridge Debt Strategies Fund IV, Bridge Workforce Fund II, Bridge Seniors Housing Fund III, Bridge Opportunity Zone Fund III, and Bridge Opportunity Zone Fund IV, all of which had their first closing subsequent to June 30, 2020, contributed $11.6 million of management fees, which includes $6.6 million of catch-up management fees during the three months ended June 30, 2021. Revenue from these new funds were primarily offset by decreases in fund management fees from Bridge Multifamily Fund III, Bridge Debt Strategies II, and Bridge Debt Strategies III due to a decrease in fee earning AUM in these funds. Additionally, catch-up
management fees were $0.7 million for previously existing funds for the second quarter of 2021 compared to $0.1 million in prior year period.
Our
fee-earning
AUM increased from $9.3 billion as of June 30, 2020 to $10.8 billion as of June 30, 2021. Our weighted average management fee increased from 1.43% for the three months ended June 30, 2020 to 1.51% for the three months ended June 30, 2021. Our weighted average management fee varies largely due to the size of investor commitments. Our funds generally offer lower management fee percentages for commitments over certain thresholds, which is the main driver in the change in the weighted average management fee. In addition, we launched our first open ended fund in our Agency MBS platform in 2020, which charges management fees at a lower rate and is based on each investor’s quarterly NAV.
Property Management and Leasing Fees
. Property management and leasing fees were stable with a $0.5 million, or 3%, decrease.
Construction Management Fees
. Construction management fees were stable and decreased by $0.2 million, or 7%.
Development Fees
. Development fees increased by $0.8 million, or 212%, due to an increase in the number of development deals under management, largely due to continued development of projects under Bridge Opportunity Zone Funds I and II, and the launch of Bridge Opportunity Zone Fund III during the second half of 2020 and Bridge Opportunity Zone Fund IV in 2021.
Transaction Fees
. Transaction fees increased by $7.9 million, or 96%. Overall, we saw a $5.9 million increase in our due diligence fees, and a $2.0 million increase in debt origination fees, which were largely due to an increase in acquisitions and mortgage re-financings
related to multifamily assets.
Insurance Premiums
. Insurance premiums increased by $0.7 million, or 50%, due to the increased number of assets owned by the funds that we manage that are insured.
Other Asset Management and Property Income
. Other income decreased by $0.7 million, or 31%, due to a decrease in catch-up
management fee interest.

Investment income
`

	Three Months Ended
	June 30,		Amount	%
	2021	2020	Change	Change
Investment income ($ in thousands):
Performance allocations
Realized	$35,629	$5,324	$30,305	569%
Unrealized	43,248	(21,435)	64,683	302%

Total performance allocations	78,877	(16,111)	94,988

Earnings from investments in real estate	980	(178)	1,158	651%

Total investment income	$79,857	$(16,289)	$96,146	590%

Total investment income increased by $96.1 million largely driven by our performance allocations.
Performance allocations.
Performance allocations increased by $95.0 million largely driven by our carried interest. The following schedule reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Realized	Unrealized	Realized	Unrealized
BMF III	$21,617	$(4,643)	$3,380	$955
BMF IV	—	22,640	—	5,975
BWH I	—	7,525	—	1,878
BDS I	—	44	(12)	(184)
BDS II	—	4,903	1,956	(27,268)
BDS III	14,012	6,913	—	(3,340)
BDS IV	—	948	—	—
BOF I	—	3,915	—	549
BOF II	—	1,157	—	—
BAMBS	—	(154)	—	—

Total	$35,629	$43,248	$5,324	$(21,435)

For the three months ended June 30, 2021, the increase in unrealized performance allocation was largely due to an increase in performance income allocation related to the market appreciation from properties within our multifamily real estate equity funds and favorable market conditions in our debt funds. Performance income allocation is recorded one quarter in arrears, and as such the performance allocation income reflects asset valuations as of March 31, 2021. The three months ended June 30, 2020 reflects the valuation from the onset of the pandemic, which in particular adversely impacted the valuation of Bridge Debt Strategies Fund II and III due to the sell-off in the credit markets of mortgage-backed securities in the last week of March 2020 as redemptions and margin calls created a wave of forced selling in the market, which caused a significant decrease in the fair value of the accrued performance allocations. This was partially offset by the market appreciation from properties within our multifamily real estate equity funds.
Earnings from investments in real estate.
Earnings from investments in real estate increased by $1.2 million, due to the distributions from the investments in Bridge Multifamily Fund III related to the GP Lenders.

Expenses

	Three Months Ended
	June 30,		Amount	%
	2021	2020	Change	Change
Expenses ($ in thousands):
Employee compensation and benefits	$42,306	$19,839	$22,467	113%
Performance allocations compensation
Realized	3,747	517	3,230	625%
Unrealized	6,048	(2,424)	8,472	350%
Loss and loss adjustment expenses	2,132	1,096	1,036	95%
Third-party operating expenses	6,117	7,083	(966)	-14%
General and administrative expenses	5,392	4,070	1,322	32%
Depreciation and amortization	727	672	55	8%

Total expenses	$66,469	$30,853	$35,616	115%

Employee Compensation and Benefits
. Employee compensation and benefits increased by $22.5 or 11.3% million due to increased salaries, bonuses and benefits of $8.2 million due to increased headcount, driven by our increase in AUM and the number of Bridge-sponsored funds. In addition, in the first half of 2020, bonuses were reduced for the six months ended June 30, 2020 due to the impact of the COVID-19 pandemic. Further, share-based compensation expense related to our profits interest programs increased by $14.2 million, of which $13.6 million is due to the anti-dilutive shares associated with the 2021 profits interests awards that are fully vested upon issuance.
Performance Allocation Compensation.
Performance allocation compensation increased by $11.7 million due to $3.2 million related to realized performance allocation awards and a $8.5 million increase in unrealized performance allocation compensation due to increased investment income performance allocations during 2021.
Loss and Loss Adjustment Expenses
. Loss and loss adjustment expenses increased by $1.0 million, or 95% due to increased claims in Dallas related to the ice storms as well as a fire at multifamily property in Atlanta.
Third-party Operating Expenses.
Third-party operating expenses decreased by $1.0 million, or 14%, due to decreased leasing activity during the quarter.
General and Administrative Expenses
. General and administrative expenses increased by $1.3 million, or 32%, primarily due to higher audit and consulting fees and increased travel, which was lower in 2020 due to the impact of the
COVID-19
pandemic.
Depreciation and Amortization
. Depreciation and amortization increased slightly due to growth in our fixed assets.
Other income (expense)

	Three Months Ended
	June 30,		Amount	%
	2021	2020	Change	Change
Other income (expense) ($ in thousands)
Net realized and unrealized gains (losses)	$300	$152	$148	97%
Interest income	557	231	326	141%
Interest expense	(2,554)	(444)	(2,110)	475%

Total other income (expense)	$(1,697)	$(61)	$(1,636)	2682%

Realized and Unrealized Gain
. Realized and unrealized gain increased by $0.1 million, or 97%, largely due to the unrealized appreciation of our investments.
Interest Income
. Interest income increased $0.3 million, or 141%, largely due to increased borrowings by the funds, which is offset by interest expense.
Interest Expense
. Interest expense increased by $2.1 million, or 475%, due to interest expense attributable to the issuance of the Private Placement Notes in July 2020.
Non-controlling
interests.
Our
non-controlling
interests is comprised of
non-controlling
interest related to our fund managers and to our profits interests programs. The following schedule summarizes the allocation of the non-controlling
interests (in thousands):

	Three Months Ended
	June 30,
	2021	2020
Non-controlling interest related to consolidated fund managers and subsidiaries	$1,205	$2,598
Non-controlling interest related to 2019 profits interests awards	4,502	1,852
Non-controlling interest related to 2020 profits interests awards	108	—

Total	$5,815	$4,450

We expect that the 2019 profits interests awards will be collapsed into Class A Units in the Operating Company (or shares of our Class A common stock) on December 31, 2021, the 2020 profits interests awards will be collapsed into Class A Units in the Operating Company (or shares of our Class A common stock) on December 31, 2022, and that all remaining profits interests (relating to 2021 issuances) will be collapsed into Class A Units in the Operating Company (or shares of our Class A common stock) on June 30, 2023. The profits interests will be collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined below) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This will result in a decrease in net income attributable to non-controlling
interests for the applicable periods; however, there will also be a corresponding increase in the number of outstanding Class A Units at the Operating Company (and shares of our Class B common stock) or shares of our Class A common stock. Based on the final initial public offering price of $16.00 per share remaining constant into the future and based on our current estimates of Distributable Earnings for 2021, we estimate that we will issue approximately seven million Class A Units (or shares of our Class A common stock) on December 31, 2021 to the owners of the 2019 profits interests awards.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Revenues

	Six Months Ended
	June 30,		Amount	%
	2021	2020	Change	Change
Revenues ($ in thousands):
Fund management fees	$65,387	$51,442	$13,945	27%
Transaction fees	21,568	15,639	5,929	38%
Property management and leasing fees	31,081	31,367	(286)	-1%
Construction management fees	3,891	3,777	114	3%
Development fees	1,549	577	972	168%
Insurance premiums	3,916	2,505	1,411	56%
Other asset management and property income	3,131	3,543	(412)	-12%

Total revenues	$130,523	$108,850	$21,673	20%

Fund Management Fees
. Fund management fees increased by $13.9 million, or 27%, largely due to the launch of new funds. Bridge Debt Strategies Fund IV, Bridge Workforce Fund II, Bridge Seniors Housing Fund III, Bridge Opportunity Zone Fund III, Bridge Opportunity Zone Fund IV and Bridge Agency MBS Fund, all of which had their first closing subsequent to June 30, 2020, contributed $17.1 million of management fees, which includes $8.4 million of catch
-
up management fees. Revenue from these new funds were primarily offset by decreases in fund management fees from Bridge Multifamily Fund III, and Bridge Debt Strategies II due to the reduction in fee earning AUM. Total catch up management fees were $8.4 million for the first six months of 2021 and were immaterial in the prior year period. Our fee-earning
AUM increased from $9.3 billion as of June 30, 2020 to $10.8 billion as of June 30, 2021.
Property Management and Leasing Fees
. Property management and leasing fees were largely stable and decreased slightly by $0.3 million, or 1%.
Construction Management Fees
. Construction management fees were stable and increased by $0.1 million, or 3%.

Development Fees
. Development fees increased by $1.0 million, or 168%, due to an increase in the number of development deals under management, largely due to continued development of projects under Bridge Opportunity Zone Funds I and II, and the launch of Bridge Opportunity Zone Fund III during the second half of 2020 and Bridge Opportunity Zone Fund IV in early 2021.
Transaction Fees
. Transaction fees increased by $5.9 million, or 38%. Overall, we saw a $5.2 million increase in our due diligence fees, and a $0.7 million increase in debt origination fees, which were largely due to an increase in acquisitions and mortgage re-financings
related to multifamily assets.
Insurance Premiums
. Insurance premiums increased by $1.4 million, or 56%, due to the increased number of assets owned by the funds that we manage that are insured.
Other Asset Management and Property Income
. Other income decreased by $0.4 million, or 12%, largely due to a decrease in tax services provided to our funds.
Investment income

	Six Months Ended
	June 30,		Amount	%
	2021	2020	Change	Change
Investment income ($ in thousands):
Incentive fees	$910	$—	$910	NA
Performance allocations
Realized	41,185	9,435	31,750	337%
Unrealized	57,967	(2,618)	60,585	2314%

Total performance allocations	100,062	6,817	93,245	1368%

Earnings from investments in real estate	976	(590)	1,566	265%

Total investment income	$101,038	$6,227	$94,811	1523%

Total investment income increased by $94.8 million largely driven by our performance allocations.
Performance allocations.
Performance allocations increased by $93.2 million, largely driven by our carried interest. The following schedule reflects our realized and unrealized performance allocations by fund (in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	Realized	Unrealized	Realized	Unrealized
BMF III	$25,593	$(3,604)	$7,491	$6,800
BMF IV	—	28,989	—	8,766
BWH I	—	9,967	—	4,967
BDS I	—	35	(12)	(160)
BDS II	—	8,228	1,956	(26,234)
BDS III	15,592	15,326	—	—
BDS IV	—	948	—	—
BOF I	—	(3,470)	—	3,336
BOF II	—	858	—	—
BAMBS	—	690	—	—
BSH I	—	—	—	(93)

Total	$41,185	$57,967	$9,435	$(2,618)

The increase in unrealized performance allocation was largely due to an increase in performance income allocation related to the market appreciation from properties within our multifamily real estate equity funds and favorable market conditions in our debt funds. Performance income allocation is recorded one quarter in arrears, and as such the performance allocation income reflects asset valuations as of March 31, 2021. The six months ended June 30, 2020 reflects the impact on valuations from the disruption due to the pandemic, which in particular adversely impacted the valuation of Bridge Debt Strategies Funds II and III, due to the selloff in the credit markets of mortgage-backed securities in the last week of March 2020 as redemptions and margin calls created a wave of forced selling in the market, which caused a significant decrease in the fair value of the accrued performance allocations as of March 31, 2020. This was partially offset by the market appreciation from properties within our multifamily real estate equity funds.
Additionally, we earned incentive fees of $0.9 million related to the disposition of certain managed investments during the first six months of 2021. No such dispositions occurred during the first six months of 2020.
Earnings from investments in real estate.
Earnings from investments in real estate increased by $1.6 million, due to the distributions from the investments in Bridge Multifamily Fund III related to the GP Lenders.
Expenses

	Six Months Ended
	June 30,		Amount	%
	2021	2020	Change	Change
Expenses ($ in thousands):
Employee compensation and benefits	$69,457	$44,532	$24,925	56%
Incentive fee compensation	82	—	82	NA
Performance allocations compensation
Realized	4,241	905	3,336	369%
Unrealized	7,477	(144)	7,621	5292%
Loss and loss adjustment expenses	2,917	1,678	1,239	74%
Third-party operating expenses	14,743	15,643	(900)	-6%
General and administrative expenses	9,492	8,761	731	8%
Depreciation and amortization	1,480	1,344	136	10%

Total expenses	$109,889	$72,719	$37,170	51%

Employee Compensation and Benefits
. Employee compensation and benefits increased by $24.9 or 56% million due to increased salaries, bonuses and benefits of $10.2 million due to increased headcount, driven by our increase in AUM and the number of Bridge-sponsored funds. In addition, in the first half of 2020, bonuses were reduced due to the impact of the COVID-19 pandemic. Further, share-based compensation expense related to our profits interest programs increased by $14.7 million, of which $13.6 million is due to the anti-dilutive shares associated with the 2021 profits interests awards that are fully vested upon issuance.
Performance Allocation Compensation.
Performance allocation compensation increased by $11.0 million, due to a $3.4 million increase in realized performance allocation awards and $7.6 million increase in unrealized performance allocation compensation from increased investment income performance allocations during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Loss and Loss Adjustment Expenses
. Loss and loss adjustment expenses increased by $1.2 million due to increased claims in Dallas related to ice storms as well as a fire at one of our multifamily properties in Atlanta.
Third-party Operating Expenses.
Third-party operating expenses were stable and decreased by $0.9 million.
General and Administrative Expenses.
General and administrative expenses increased by $0.7 million, or 8%, primarily due to higher audit and consulting fees and increased travel, which was lower in 2020 due to the impact of the
COVID-19
pandemic.
Depreciation and Amortization
. Depreciation and amortization increased by $0.1 million, or 10%, due to growth in our fixed assets.

Other Income (expense)

	Six Months Ended June 30,		Amount	%
	2021	2020	Change	Change
Other income (expense) ($ in thousands)
Net realized and unrealized gains	$6,097	$807	$5,290	656%
Interest income	1,165	603	562	93%
Interest expense	(4,140)	(925)	(3,215)	348%

Total other income (expense)	$3,122	$485	$2,637	544%

Realized and Unrealized Gain.
Realized and unrealized gain increased by $5.3 million largely due to a $0.6 million decrease in value of the General Partner Notes Payable and $4.5 million unrealized appreciation of our investments mainly driven by company-sponsored funds.
Interest Income
. Interest income increased $0.6 million, or 93%, largely due to increased borrowings by the funds.
Interest Expense
. Interest expense increased by $3.2 million, or 348%, primarily due to interest expense attributable to the issuance of the Private Placement Notes in July 2020.
Our
non-controlling
interests is comprised of
non-controlling
interest related to our fund managers and to our profits interests programs. The following schedule summarizes the allocation of the non-controlling
interests (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Non-controlling interest related to consolidated fund managers and subsidiaries	$3,497	$4,632
Non-controlling interest related to 2019 profits interests awards	6,159	1,852
Non-controlling interest related to 2020 profits interests awards	108	—

Total	$9,764	$6,484

Non-GAAP
Financial Measures
Distributable Earnings
. Distributable Earnings is a key performance measure used in our industry and is evaluated regularly by management in making resource deployment and compensation decisions, and in assessing our performance. We believe that reporting Distributable Earnings is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our performance.
Distributable Earnings differs from net income before provision for income taxes, computed in accordance with GAAP in that it does not include depreciation and amortization, unrealized performance allocations and related compensation expense, unrealized gains (losses), share-based compensation, net income attributable to non-controlling
interests, charges (credits) related to corporate actions and non-recurring
items. Such items, if applicable, charges (credits) related to corporate actions and non-recurring
items include: charges associated with acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, impairment charges associated with lease right-of-use
assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Distributable Earnings is not a measure of performance calculated in accordance with GAAP. Although we believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance, the use of Distributable Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of our Results of Operations—Combined Results of Operations” prepared in accordance with GAAP. Our calculations of Distributable Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.
Fee Related Earnings
. Fee Related Earnings is a supplemental performance measure used to assess our ability to generate profits from fee-based
revenues that are measured and received on a recurring basis. Fee Related Earnings differs from net income before provision for income taxes, computed in accordance with GAAP in that it adjusts for the items included in the calculation of Distributable Earnings, and also adjusts Distributable Earnings to exclude realized performance allocations income, net insurance income, earnings from investments in real estate, net interest (interest income less interest expense), net realized gain/(loss), and, if applicable, certain general and net administrative expenses when the timing of any future payment is uncertain. Fee Related Earnings is not a measure of performance calculated in accordance with GAAP. The use of Fee Related Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. Our calculations of Fee Related Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.

Fee Related Revenues
. Fee Related Revenues is a component of Fee Related Earnings. Fee Related Revenues is comprised of fund management fees, transaction fees net of any third-party operating expenses, net earnings from Bridge property operators, development fees, and other asset management and property income. Net earnings from Bridge property operators is calculated as a summation of property management, leasing fees and construction management fees less third-party operating expenses and property operating expenses. Property operating expenses is calculated as a summation of employee compensation and benefits, general and administrative expenses and interest expense at our property operators. We believe our vertical integration enhances returns to our shareholders and fund investors, and we view the net earnings from Bridge property operators as part of our fee related revenue as these services are provided to essentially all of the real estate properties in our equity funds. Net earnings from Bridge property operators is a metric that is included in management’s review of our business. Please refer to the reconciliation below to the comparable line items on the combined statements of operations. Fee Related Revenues differs from revenue computed in accordance with GAAP in that it excludes insurance premiums. Additionally, Fee Related Revenues is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds.
Fee Related Expenses
. Fee Related Expenses is a component of Fee Related Earnings. Fee Related Expenses differs from expenses computed in accordance with GAAP in that it does not include incentive fee compensation, performance allocations compensation, share-based compensation, loss and loss adjustment expenses associated with our insurance business, depreciation and amortization, or charges (credits) related to corporate actions and non-recurring
items, and expenses attributable to
non-controlling
interest in consolidated entities. Additionally, Fee Related Expenses is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds. Fee Related Expenses are used in management’s review of the business. Please refer to the reconciliation below to the comparable line items on the combined statements of operations.
Fee Related Revenues and Fee Related Expenses are presented separately in our calculation of non-GAAP
measures in order to better illustrate the profitability of our Fee Related Earnings.
Net income is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following schedule sets forth a reconciliation of net income to Distributable Earnings and to Fee Related Earnings for the three- and six-months
ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income	$83,241	$7,769	$123,960	$42,661
Income tax provision	424	170	834	182

Income before provision for income taxes	83,665	7,939	124,794	42,843
Depreciation and amortization	727	672	1,480	1,344
Less: Unrealized performance allocations	(43,248)	21,435	(57,967)	2,618
Plus: Unrealized performance allocations compensation	6,048	(2,424)	7,477	(144)
Less: Unrealized (gains) losses	(317)	71	(6,098)	(959)
Plus: Share-based compensation	14,624	388	15,465	775
Less: Net income attributable to non-controlling interests in subsidiaries	(5,815)	(4,450)	(9,764)	(6,484)

Distributable Earnings attributable to the Operating Company	55,684	23,631	75,387	39,993
Realized performance allocations and incentive fees	(35,629)	(5,324)	(42,095)	(9,435)
Realized performance allocations and incentive fees compensation	3,747	517	4,323	905
Net insurance (income) loss	110	(253)	(999)	(827)

(Earnings) losses from investments in real estate	(980)	178	(976)	590
Net interest (income)/expense and realized (gain)/loss	1,995	(32)	2,935	423
Net income attributable to non-controlling interests	5,815	4,450	9,764	6,484

Total Fee Related Earnings	30,742	23,167	48,339	38,133

Less: Total Fee Related Earnings attributable to non-controlling interests	(5,815)	(4,450)	(9,764)	(6,484)

Total Fee Related Earnings to the Operating Company	$24,927	$18,717	$38,575	$31,649

The following schedule sets forth our total Fee Related Earnings and Distributable Earnings for the three- and six-months
ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Fund-level fee revenues
Fund management fees	$34,536	$25,723	$65,387	$51,442
Transaction fees, net	16,242	8,294	21,568	15,639

Total net fund-level fee revenues	50,778	34,017	86,955	67,081
Net earnings from Bridge property operators	1,988	3,308	4,081	4,804
Development fees	1,163	373	1,549	577
Other asset management and property income	1,611	2,343	3,131	3,543

Fee Related Revenues	55,540	40,041	95,716	76,005
Cash-based employee compensation and benefits	(21,403)	(14,280)	(41,712)	(32,547)
Net administrative expenses	(3,395)	(2,594)	(5,665)	(5,325)
Fee Related Expenses	(24,798)	(16,874)	(47,377)	(37,872)
Total Fee Related Earnings	30,742	23,167	48,339	38,133

Fee Related Earnings margin	55%	58%	51%	50%
Total Fee Related Earnings attributable to non-controlling interests	(5,815)	(4,450)	(9,764)	(6,484)

Total Fee Related Earnings to the Operating Company	24,927	18,717	38,575	31,649

Realized performance allocations and incentive fees	35,629	5,324	42,095	9,435
Realized performance allocations and incentive fees compensation	(3,747)	(517)	(4,323)	(905)
Net insurance income	(110)	253	999	827
Earnings from investments in real estate	980	(178)	976	(590)
Net interest income (expense) and realized gain (loss)	(1,995)	32	(2,935)	(423)

Distributable Earnings attributable to the Operating Company	$55,684	$23,631	$75,387	$39,993

The following schedule sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our combined statement of operations. Other income (expense) is disclosed in our non-GAAP
measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Cash-based employee compensation and benefits	$21,403	$14,279	$41,711	$32,547
Compensation expense of Bridge property operators	6,279	5,172	12,281	11,210
Share based compensation	14,624	388	15,465	775

Employee compensation and benefits	$42,306	$19,839	$69,457	$44,532

Administrative expenses, net of Bridge property operators	$3,395	$2,594	$5,665	$5,325
Administrative expenses of Bridge property operators	1,997	1,476	3,827	3,436

General and administrative expenses	$5,392	$4,070	$9,492	$8,761

Unrealized gains (losses)	$317	$(71)	$6,098	$959
Other expenses from Bridge property operators	(19)	(22)	(41)	(51)
Net interest income/(expense) and realized gain/(loss)	(1,995)	32	(2,935)	(423)

Total other income (expense)	$(1,697)	$(61)	$3,122	$485

Distributable Earnings and Fee Related Earnings
Fee Related Earnings increased $7.6 million, or 33%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, while Distributable Earnings increased by $32.1 million, or 136%, during the same period due to the following:
Total Fee Related Revenues increased by $15.5 million, or 39%, principally due to:

•	Fund management fees increased by $8.8 million, or 34%, primarily due to new funds launched subsequent to June 30, 2020.

•	Transaction fees increased by $7.9 million, or 96%, largely due to an increase in acquisitions and mortgage re-financings primarily related to multifamily assets.
Fee Related Expenses increased by $7.9 million, or 47%, principally due to:

•	Cash-based employee compensation and benefits increased by $7.1 million, or 50%, primarily due to increased headcount.

•
Net administrative expenses increased by $0.8 million, or 31%, due to increased expenses related to the public offering that were not deemed to be offering costs. Additionally, net administrative expenses were lower in 2020 due to reduced travel and office spend, and lower bonuses were paid in 2020 due to covid.

Performance fee allocations were up to $30.3 million compared to the three months ended June 30 in the prior year, due to the realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Fund III.
Fee Related Earnings increased $10.2 million, or 27%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, while Distributable Earnings increased by $35.4 million, or 89%, during the same period due to the following:
Total Fee Related Revenues increased by $19.7 million, or 26%, principally due to:

•	Fund management fees increased by $13.9 million, or 27%, primarily due to new funds launched subsequent to June 30, 2020.

•	Transaction fees increased by $5.9 million, or 38%, largely due to an increase in acquisitions and mortgage re-financings related to our multifamily assets
Fee Related Expenses increased by $9.7 million, or 26%, principally due to:

•	Cash-based employee compensation and benefits increased by $9.2 million, or 28%, due to increased headcount, and lower bonuses were paid in 2020.

•	Net administrative expenses increased by $0.3 million, or 6%, due to increased expenses related to the IPO.
Performance fee allocations were up $32.7 million compared to the six months ended in the prior year due to realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Fund III.
Liquidity and Capital Resources
Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include cash generated by our operating activities, cash and funds available under our credit agreement, along with the proceeds from our IPO, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financial covenants that could restrict our operations.
As of June 30, 2021 and December 31, 2020, we had $61.5 million and $101.8 million, respectively, of cash and cash equivalents and $150.3 million and $150.2 million, respectively, of long-term liabilities. There were no borrowings outstanding under our revolving credit facility. We generate cash primarily from fund, property and construction management fees, and development and transaction fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.
Ongoing sources of cash include (a) fund management fees and property management and leasing fees, which are collected monthly or quarterly, (b) transaction fee income and (c) borrowings under our revolving credit facility. We use cash flow from operations to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and to make distributions to our equity holders.
Our cash decreased by $40.3 million from December 31, 2020 to June 30, 2021 due to the distribution of $75.0 million, which was distributed to members of the Company on April 5, 2021, offset by an increase in cash provided by operations and investing activities.
The following schedule presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$98,477	$57,785
Net cash provided by (used in) investing activities	33,195	(21,391)
Net cash used in financing activities	(171,869)	(47,721)

Total increase (decrease) in cash, cash equivalents, and restricted cash	$(40,197)	$(11,327)

Operating Activities
Cash provided by operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash
activity, including
non-cash
performance allocations and incentive fees, the related
non-cash
performance allocations and incentive fee related compensation, non-cash
investment income,
non-cash
share-based compensation, depreciation, amortization and impairments, and the effect of changes in working capital and other activities. Operating cash inflows primarily included the receipt of management fees, property management and leasing fees, and realized performance allocations and incentive fees, while operating cash outflows primarily included payments for operating expenses, including compensation and general and administrative expenses.

Six Months Ended June 30, 2021 — Cash provided by operating activities was $98.5 million, consisting of net income of $124.0 million and negative adjustments for non-cash
items of $47.0 million, offset by cash provided by operating assets and liabilities of $21.5 million. Adjustments for non-cash
items primarily consisted primarily of $58.0 million of unrealized performance allocations, $5.7 million of earnings on equity investments, partially offset by $15.5 million of share-based compensation amortization.
Six Months Ended June 30, 2020 — Cash provided by operating activities was $57.8 million, consisting of net income of $42.7 million and positive adjustments for non-cash
items of $3.3 million, offset by cash provided by operating assets and liabilities of $11.8 million. Adjustments for non-cash
items primarily consisted of $2.6 million for unrealized performance allocations and $1.3 million of depreciation and amortization related to fixed assets and intangibles, partially offset by $1.0 million from changes in unrealized loss on general partner notes payable.
Investing Activities
Our investing activities primarily consist of lending to affiliate entities and investing activities related to our investments in Bridge Agency MBS Fund and in certain property technology companies.
Six Months Ended June 30, 2021 — Net cash provided by investing activities of $33.2 million primarily consisted of $182.2 million from the repayment of notes receivable and $146.0 million related to our lending activities to affiliate entities and $27.0 million related to the purchase of investments.
Six Months Ended June 30, 2020 — Net cash used in investing activities of $21.4 million primarily consisted of $135.0 million of lending to affiliate entities and related repayments of that lending of $115.2 million and $2.4 million related to the purchase of investments.
Financing Activities
Our financing activities primarily consist of distributions to our members as well as borrowings associated with our Private Placement Notes and revolving line of credit.
Six Months Ended June 30, 2021 — Net cash used in financing activities of $171.9 million was primarily due to the distributions to our members of $157.9 million, which included a special dividend of $75.0 million, and to non-controlling
interests of $14.0 million.
Six Months Ended June 30, 2020 — Net cash used in financing activities of $47.7 million was primarily due to $40.1 million of distributions to members, $14.0 million of distributions to non-controlling
interests, and $6.5 million used to repurchase shares, partially offset by a net $13.2 million from borrowings on a line of credit.
Credit Facilities
In July 2020, we entered into a note purchase agreement with various lenders, pursuant to which we issued the Private Placement Notes in two tranches.
The Private Placement Notes were issued in an aggregate principal amount of $150.0 million. Concurrently with the issuance of the Private Placement Notes we entered into a secured revolving line of credit, (“LOC”), with an aggregate borrowing capacity of $75.0 million. Net proceeds from the Private Placement Notes were $147.7 million, net of arrangement fees and other expenses. A portion of the proceeds were used to repay the outstanding balances on a prior credit facility.
The Private Placement Notes have two tranches, a five-year 3.9% fixed rate that matures on July 22, 2025 and a seven-year 4.15% fixed rate that matures on July 22, 2027. Borrowings under the LOC accrue interest at LIBOR plus 2.25%. We had no borrowings against the LOC as of June 30, 2021 or December 31, 2020. The LOC matures on July 22, 2022.
Under the terms of the Private Placement Notes and the LOC, certain of our assets serve as pledged collateral. In addition, the Private Placement Notes and LOC contain covenants that, among other things, limit our ability to incur indebtedness. The Private Placement Notes and the LOC also contains a financial covenant requiring us to maintain a total leverage ratio of no more than 3.0x, minimum quarterly Earnings Before Income Taxes Depreciation and Amortization, or EBITDA, of $10.0 million and minimum unencumbered cash of $2.5 million. As of each of June 30, 2021 and December 31, 2020, we were in compliance with all debt covenants.

Critical Accounting Policies and Estimates
The preparation of condensed combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.
An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: consolidation, revenue recognition, fair value measurements, share-based and performance fee-related
compensation and accounting for income taxes.
Consolidation
We consolidate all entities that we control through a majority voting interest or as the primary beneficiary of a variable interest entity or VIE. Under the VIE model, we are required to perform an analysis as to whether we have a variable interest in an entity and whether the entity is a VIE. In evaluating whether we hold a variable interest, we review all of our financial relationships to determine whether we are exposed to the risks and rewards created and distributed by an entity. We hold variable interests in certain operating subsidiaries not wholly owned by us and in our funds in which we serve as the general partner or managing member. We also assess whether the fees charged to our funds are customary and commensurate with the level of effort required to provide the services. We consider all economic interests, including indirect interests, to determine if a fee is considered a variable interest. We determined our fee arrangements with our funds are not considered to be variable interests.
If we have a variable interest in an entity, we further assess whether the entity is a VIE and, if so, whether we are the primary beneficiary. The assessment of whether an entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These judgments include: (a) determining whether the entity has sufficient equity at risk, (b) evaluating whether the equity holders, as a group, lack the ability to make decisions that significantly affect the economic performance of the entity and (c) determining whether the entity is structured with disproportionate voting rights in relation to their equity interests.
For entities that are determined to be VIEs, we are required to consolidate those entities where we have concluded that we are the primary beneficiary. The primary beneficiary is defined as the variable interest holder with (a) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly or indirectly by us. At each reporting date, we determine whether any reconsideration events have occurred that require us to revisit the primary beneficiary analysis, and we will consolidate or deconsolidate accordingly.
We provide investment advisory services to the funds, which have third-party investors. Certain funds are VIEs because they have not granted the third- party investors substantive rights to terminate or remove the general partner or participating rights. We do not consolidate these funds because we are not the primary beneficiary of those funds, primarily because our fee arrangements are considered customary and commensurate and thus not deemed to be variable interests, and we do not hold any other interests in those funds that are considered more than insignificant. We consolidate certain of our operating subsidiaries that are VIEs because we are the primary beneficiary.
Revenue Recognition
We recognize revenue in accordance with ASC 606. Revenue is recognized in a manner that depicts the transfer of promised goods or services to customers and for an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We are required to identify our contracts with customers, identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, variable consideration is included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance requires us to assess whether we are the principal versus agent in the arrangement based on the notion of control, which affects recognition of revenue on a gross or net basis. Essentially all of the revenue and operations of the Company are directly or indirectly supporting affiliated investment funds (including joint ventures and separately managed accounts) and derived from or related to their underlying investments.

Fund Management Fees
We recognize management fee revenues when control of the promised services is transferred to customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. For asset management services and the arrangement of administrative services, we satisfy these performance obligations over time because the customer simultaneously receives and consumes the benefits of the services as they are performed.
Management fees are reflected net of certain professional and administrative services and distribution and servicing fees paid to third parties for which we are acting as an agent.
Performance Fees
We earn two types of performance fee income, incentive fees and performance allocations, as described below. The underlying investments in the funds reflect valuations on a three-month lag, or as of March 31, 2021 and March 31, 2020 for the quarters ended June 30, 2021 and June 30, 2020, respectively, and September 30, 2020 and 2019, for the years ended December 31, 2020 and 2019, respectively.
Incentive fees are generally calculated as a percentage of the profits earned in respect of certain accounts for which we are the investment manager, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee income only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period.
Performance allocations
refer to the allocation of performance fees (typically 15% to 20%) from limited partners in certain funds. We account for our performance allocations under the equity method of accounting. Certain funds will allocate carried interest to us, based on cumulative fund performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 6% to 8%), in accordance with the terms set forth in each respective fund’s governing documents. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. Carried interest is generally realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is generally subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. Performance allocation is presented separately as investment income within the combined statements of operations, and the accrued but unpaid carried interest as of the reporting date reported in within investments in the combined balance sheets.
Fair Value Measurements
GAAP establishes a hierarchical disclosure framework, which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace – including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of their fair values, as follows:

•	Level 1 — Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.

•
Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments classified in this category include less liquid securities traded in active markets, securities traded in other than active markets, and government and agency securities.

•
Level 3 — Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the financial instrument.
Share-Based Compensation
Compensation expense relating to the issuance of share-based awards to employees is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. The compensation expense for awards that do not require future service is recognized immediately.
The Company recognizes share-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense.
Performance
Fee-Related
Compensation
A portion of the performance allocations we earn is awarded to employees and other carry participants in the form of award letters, or the carry awards. Liability-classified carry awards to employees and other participants are accounted for as a component of employee compensation and benefits expense contemporaneously with our recognition of the related realized and unrealized performance allocation revenue. Upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed. Liabilities recognized for carried interest amounts due to affiliates are not paid until the related performance allocation revenue is realized. We record incentive fee compensation when it is probable that a liability has been incurred and the amount is reasonably estimable. The incentive fee compensation accrual is based on a number of factors, including the cumulative activity for the period and the distribution of the net proceeds in accordance with the applicable governing agreement.
Income Tax
We have historically been treated as a partnership for U.S. federal and state income tax purposes. As a result, we have not been subject to U.S. federal and state income taxes. The provision for income taxes in the historical combined statements of operations consists of local and foreign income taxes. Following our IPO, we are now subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income generated by Bridge that will flow through to its interest holders, including us.
Taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted.

Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not
a portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount of our future taxable income. When evaluating the realizability of deferred tax assets, all evidence (both positive and negative) is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.
U.S. GAAP requires us to recognize tax benefits in an amount that is more-likely-than-not
to be sustained by the relevant taxing authority upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed combined financial statements. We recognize interest and penalties, if any, related to unrecognized tax benefits as general and administrative expenses in the combined statements of operations. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. We review our tax positions quarterly and adjust our tax balances as new information becomes available.
Contractual Obligations and Commitments
During the six months ended June 30, 2021, there were no material changes outside of the ordinary course of business in the composition of the contractual obligations or commitments as discussed in the Prospectus under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”
Off-Balance
Sheet Arrangements
During the periods presented we did not have, nor do we currently have, any off-balance
sheet arrangements as defined in Regulation S-K.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the Note 2 to the condensed combined financial statements included elsewhere in this Quarterly Report on Form
10-Q.
JOBS Act
As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule
12b-2
under the Exchange Act, which would occur if the market value of our Class A common stock held by non-affiliates
exceeded $700 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest-rate risk, access to and cost of financing risk, liquidity risk, counterparty risk and foreign exchange-rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit, or financial market dislocations.
Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment manager for our specialized funds and customized separate accounts and the sensitivities to movements in the fair value of their investments, which may adversely affect our equity in income of affiliates. Since our management fees are generally based on commitments or invested capital, our management fee and advisory fee revenue is not significantly impacted by changes in investment values.
Interest Rate Risk
As of June 30, 2021, we had cash of $41.2 million deposited in non-interest
bearing accounts and $20.3 million deposited in an interest bearing account, with limited to no interest rate risk. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Credit Risk
We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In other circumstances, availability of financing from financial institutions may be uncertain due to market conditions, and we may not be able to access financing under such circumstances.
Exchange Rate Risk
We do not possess significant assets in foreign countries in which we operate or engage in material transactions in currencies other than the U.S. dollar. Therefore, changes in exchange rates are not expected to materially impact our financial statements.

Item 4.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form
10-Q,
the effectiveness of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 1A.	Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form
10-Q
and in the Prospectus dated July 15, 2021 filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 19, 2021, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell shares of our Class A common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.
Risks Related to Our Business
The historical performance of our investments may not be indicative of the future results of our investments or our operations or any returns expected on an investment in our Class
 A common stock
.
Past performance of our funds and investments is not necessarily indicative of future results or of the performance of our Class A common stock. An investment in our Class A common stock is not an investment in any of our funds or other investments. In addition, the historical and potential future returns of funds or other investments that we manage are not directly linked to returns on our Class A common stock. Therefore, you should not conclude that continued positive performance of our funds or other investments will necessarily result in positive returns on an investment in our Class A common stock. However, poor performance of our funds or other investments could cause a decline in our revenue and could therefore have a negative effect on our performance and on returns on an investment in our Class A common stock.
The historical performance of our funds and other investments should not be considered indicative of the future performance of these funds or of any future funds we may raise, in part because:

•	market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;

•	our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;

•	our newly established funds may generate lower returns during the period that they initially deploy their capital;

•
in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in private markets alternatives and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and

•	the performance of particular funds or other investments also will be affected by risks of the real estate markets and properties in which they invest.
The substantial growth of our business in recent years may be difficult to sustain, as it may place significant demands on our resources and employees and may increase our expenses in the future
.
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. In addition, we are required to develop continuously our infrastructure in response to the increasingly complex investment management industry and increasing sophistication of investors. Legal and regulatory developments also contribute to the level of our expenses.

The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis may also pose challenges. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage our growing business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
Valuation methodologies for certain assets can be subject to significant subjectivity, and the values of assets may not be the same when realized.
The investments of our funds are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate, or an independent third party’s estimate, of their fair value as of the date of determination, which often involves significant subjectivity. There is no single standard for determining fair value in good faith and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. We estimate the fair value of our investments based on third-party models, or models developed by us, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, the timing of and the estimated proceeds from expected financings, some or all of which factors may be ascribed more or less weight in light of the particular circumstances. The actual results related to any particular investment often vary materially as a result of the inaccuracy of these estimates and assumptions.
We include the fair value of illiquid assets in the calculations of net asset values, returns of our funds and our assets under management. Furthermore, we recognize performance fees from affiliates based in part on these estimated fair values. Because these valuations are inherently uncertain, they may fluctuate greatly from period to period. Also, they may vary greatly from the prices that would be obtained if the assets were to be liquidated on the date of the valuation and often do vary greatly from the prices we eventually realize; as a result, there can be no assurance that such unrealized valuations will be fully or timely realized.
If we realize value on an investment that is significantly lower than the value at which it was reflected in prior valuations, we could suffer losses in the applicable fund. This could in turn lead to a decline in asset management fees and a loss equal to the portion of the performance fees from affiliates reported in prior periods that was not realized upon disposition. These effects could become applicable to a large number of our investments if our estimates and assumptions used in estimating their fair values differ from future valuations due to market developments. If asset values turn out to be materially different than values reflected in fund net asset values, fund investors could lose confidence which could, in turn, result in difficulties in raising additional capital.
If the investments we make on behalf of our funds perform poorly, we may suffer a decline in our investment management revenue and earnings, and our ability to raise capital for future funds may be materially and adversely affected
.
Our revenue is derived from fees earned for our management of our funds and incentive fees or carried interest, among other sources. In the event that our funds or individual investments perform poorly, our revenues and earnings derived from incentive fees will decline and make it more difficult for us to raise capital for new funds or gain new fund investors in the future. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
Additionally, certain of our strategies are designed to permit fund investors to be eligible to obtain certain tax benefits through their investment in the funds within these strategies. For example, our Opportunity Zone funds are organized to be “qualified opportunity funds” as defined in
Section 1400Z-2(d)
of the Code. Although our Opportunity Zone funds do not guarantee eligibility for tax benefits available to investors in “qualified opportunity funds,” if these fund investors lose or otherwise become ineligible for some or all of the tax benefits available to investors in a “qualified opportunity fund,” that could negatively impact our ability to attract new capital for our opportunity zone and other funds, which could have a negative impact on our management fees.

Our revenues are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
Real property investments are subject to varying degrees of risk. These risks include changes in general or local economic conditions, interest rates, availability of mortgage funds, real estate taxes and other operating expenses, environmental changes, acts of God (which may result in uninsured losses), local employment conditions, domestic and foreign competition, and other factors, which are beyond our control. Real estate values are affected by a number of factors, including (a) changes in the general economic climate, (b) local conditions (such as an oversupply of space or a reduction in demand for space), (c) the quality and philosophy of management, (d) competition based on rental rates, (e) attractiveness and location of the properties (f) financial condition of tenants, buyers and sellers of properties, (g) quality of maintenance, insurance and management services and (h) changes in operating costs. Real estate values also are affected by such factors as government regulations (including those governing usage, improvements zoning and taxes), interest rate levels, the availability of financing, and potential liability under changing environmental and other laws.
Our funds are subject to risks arising from the ownership and operation of real estate and real estate-related businesses and assets. In addition to the general risks described above, these risks include the following: general and local economic conditions; changes in supply of and demand for competing properties in an area (as a result, for example, of overbuilding); changes in building, environmental and other laws; diminished financial resources of tenants; energy and supply shortages; uninsured or uninsurable risks; liability for
“slip-and-fall”
and other accidents on properties held by our funds; natural disasters; changes in government regulations (such as rent control and tax laws); changes in real property tax and transfer tax rates; changes in interest rates; the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable; negative developments in the economy that depress travel activity; environmental liabilities, including under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages; contingent liabilities on disposition of assets; unexpected cost overruns in connection with development projects; terrorist attacks, war and other factors that are beyond our control; and dependence on operating partners. Even in cases where we are indemnified against liabilities, we cannot assure you as to the financial viability of the indemnifying party to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
If our funds or fund investors acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income
producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Additionally, such investments may be managed by a third party, which makes them dependent upon such third parties. Any of these factors may cause the value of real estate investments to decline, which may have a material adverse effect on our funds or our business, financial condition and results of operations.
Investors in our
open-end
funds may redeem their investments in these funds on short notice, which could lead to a decrease in our investment management revenue and earnings
.
Investors in our
open-end
funds may redeem their investments following the expiration of a specified period of time, subject to the applicable fund’s specific redemption provisions. Redemptions from these open-end
funds would decrease the management fee payable to us from these investors. In a declining market, these open-end
funds may experience declines in value and the pace of redemptions and consequent reduction in management fees payable to us could accelerate. To the extent permissible under our fund’s governing documents, we may suspend redemptions during a redemption period, which could adversely impact our reputation.
The success of our business depends on the identification and availability of suitable investment opportunities for our funds
.
Our success largely depends on the identification and availability of suitable investment opportunities for our funds. The availability of investment opportunities will be subject to market conditions and other factors outside of our control. The historical investment returns of our funds have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets, and we cannot assure you that our funds will be able to avail themselves of comparable opportunities and conditions.

Difficult economic, market and political conditions may adversely affect our businesses, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
Our investments are materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our fund investors and the possibility of changes to regulations applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls and national and international political circumstances (including wars and other forms of conflict, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, other adverse weather and climate conditions and pandemics. These factors are outside of our control and may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies. For example, the withdrawal of the U.K. from the EU in January 2020 and subsequent ongoing uncertainty regarding the future relationship between the U.K. and the EU following the end of the Brexit transition period on December 31, 2020, hostilities in the Middle East region, recent U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, and concerns over increasing inflation and deflation, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, have precipitated market volatility.
In addition, numerous structural dynamics and persistent market trends have exacerbated volatility generally. Concerns over significant declines in the commodities markets, sluggish economic expansion in
non-U.S.
economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures all highlight the fact that economic conditions remain unpredictable and volatile. In recent periods, trade tensions between the U.S. and China have escalated. Further escalation of trade tensions between the U.S. and China, or the countries’ inability to reach a timely trade agreement, may negatively impact the rate of global growth. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition.
A number of factors have had and may continue to have an adverse impact on credit markets in particular. The weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, although the Federal Reserve has recently lowered the federal funds rate following a period of numerous increases, changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for acquisition and disposition transactions.
These and other conditions in the global financial markets and the global economy may result in adverse consequences for us and many of our funds, each of which could adversely affect the investments of such funds, restrict such funds’ investment activities, impede such funds’ ability to effectively achieve their investment objectives and result in lower returns than we anticipated at the time certain of our investments were made. More specifically, these economic conditions could adversely affect our operating results by causing:

•	decreases in the market value of securities, debt instruments or investments held by some of our funds;

•
illiquidity in the market, which could adversely affect transaction volumes and the pace of realization of our funds’ investments or otherwise restrict the ability of our funds to realize value from their investments, thereby adversely affecting our ability to generate performance fees or other income;

•	our assets under management to decrease, thereby lowering a portion of our management fees payable by our funds to the extent they are based on market values; and

•	increases in costs or reduced availability of financial instruments that finance our funds.
During periods of difficult market conditions or slowdowns, negative financial results may reduce the net asset value of our funds and the investment returns for our funds, which could have a material adverse effect on our operating results and cash flow. Our funds may be adversely affected by reduced opportunities to exit and realize value from their investments, by lower-than-expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.
We have obligations to investors in our funds and may have obligations to other third parties that may conflict with your interests.
Our subsidiaries that serve as the general partners of or advisors to our funds have fiduciary and contractual obligations to the investors in those funds and accounts, and some of our subsidiaries may have contractual duties to other third parties. As a result, we may take actions with respect to the allocation of investments among our funds (including funds and accounts that have different fee structures), the purchase or sale of investments in our funds, the structuring of investment transactions for those funds, the advice we provide or other actions in order to comply with these fiduciary and contractual obligations.
Our ability to retain our senior leadership team and attract additional qualified investment professionals is critical to our success.
Our success depends on our ability to retain our senior leadership team and to recruit additional qualified investment and other professionals. However, we may not be successful in our efforts to retain our senior leadership team, as the market for investment professionals is extremely competitive. The individuals that comprise our senior leadership team possess substantial experience and expertise and, in many cases, have significant relationships.
Accordingly, the loss of any one of our senior leadership team could adversely affect certain relationships or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
We intend to expand our business and may enter into new investment asset classes, new lines of business and/or new markets, which may result in additional risks and uncertainties in our business
.
We may grow our business by offering additional products and services and by entering into new investment asset classes, new lines of business and/or new markets. To the extent we enter into new lines of business or expand our existing business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of fund investors due to the perception that we are no longer focusing on our core business. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, or that any completed transactions will produce favorable financial results.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, office space and communication and information technology services will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business or entering into new lines of business. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.
Defaults by investors in our funds could adversely affect that fund’s operations and performance.
Our business is exposed to the risk that fund investors that owe us money may not pay us. If investors in our funds default on their obligations to us, there may be adverse consequences on the investment process, and we could incur losses. For example, investors in most of our funds make capital commitments to those funds that we are entitled to call from those fund investors at any time during prescribed periods. We depend on fund investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. Any fund investor that did not fund a capital call would be subject to several possible penalties, however, those penalties may not be adequate to make us and the applicable fund whole. A failure of fund investors to honor a significant amount of capital calls for any particular fund or funds could have a material adverse effect on the operation and performance of those funds.

The
COVID-19
pandemic has caused severe disruptions in the U.S. and global economy, may affect the investment returns of our funds, has disrupted, and may continue to disrupt, industries in which we and our funds operate and could potentially negatively impact us or our funds
.
Over the past year and a half, the
COVID-19
pandemic has resulted in a global and national health crisis, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many countries and states in the United States, including those in which we and our funds operate and in which our properties are located, issued (and in some instances continue to re-issue)
orders requiring the closure of, or certain restrictions on the operation of, nonessential businesses and/or requiring residents to stay at home. The
COVID-19
pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction
of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such measures, as well as the general uncertainty surrounding the dangers and impact of the
COVID-19
pandemic, have created significant disruption in supply chains and economic activity. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, relaxed the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the
COVID-19
pandemic. This increase in cases has led to the
re-introduction
of such restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could lead to the re-introduction
of such restrictions elsewhere. In December 2020, the U.S. Food and Drug Administration authorized
COVID-19
vaccines and the distribution of such vaccines has commenced. However, it remains unclear how quickly the vaccines will be widely distributed nationwide and globally or when “herd immunity” will be achieved and whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Ongoing restrictions and any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic
levels for a prolonged period of time. Even after the
COVID-19
pandemic subsides, the U.S. economy and other major global economies may continue to experience a recession, and we anticipate our and our funds’ business and operations could be materially adversely affected by a prolonged recession.
The extent of the impact of the
COVID-19
pandemic (including the restrictive measure taken in response thereto) on our and our funds’ operational and financial performance will depend on many factors, including the duration, severity and scope of the public health emergency, the actions taken by governmental authorities to contain its financial and economic impact (including eviction moratoria or rent-control measures), the continued implementation of travel advisories and restrictions, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to global, regional and local supply chains and economic markets, all of which are uncertain and difficult to assess.
The effects of a public health crisis such as the
COVID-19
pandemic may materially and adversely impact our value and performance and the value and performance of our funds. Further, the impact of the
COVID-19
pandemic may not be fully reflected in the valuation of our or our funds’ investments, which may differ materially from the values that we may ultimately realize with respect to such investments. Our valuations, and particularly valuations of our interests in our funds and our funds’ investments, reflect a moment in time, are inherently uncertain, may fluctuate over short periods of time and are often based on subjective estimates, comparisons and qualitative evaluations of private information. Accordingly, we and our funds may incur losses in the future, which could have a material adverse effect on our business, financial condition and results of operations. Any public health emergency, including the
COVID-19
pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us, the fair value of our and our funds’ investments and could adversely impact our funds’ ability to fulfill our investment objectives.

Our funds may experience a slowdown in the pace of their investment activity and capital deployment, which could also adversely affect the timing of raising capital for new or successor funds and could also impact the management fees we earn on funds that generate fees based on invested (and not committed) capital. While the increased volatility in the financial markets caused by the
COVID-19
pandemic may present attractive investment opportunities, we or our funds may not be able to complete those investments due to, among other factors, increased competition or operational challenges, such as our ability to obtain attractive financing, conduct due diligence and consummate the acquisition and disposition of investments for our funds because of continued and re-introduced
shelter-in-place
orders, travel restrictions and social distancing requirements.
The
COVID-19
pandemic may adversely impact our business and operations since an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. While we have taken steps to secure our networks and systems, remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the
COVID-19
pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the
COVID-19
pandemic or by failures of, or attacks on, their information systems and technology. In addition,
COVID-19
presents a significant threat to our employees’ well-being and morale, and we may experience potential loss of productivity. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. Further, local
COVID-19-related
laws can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us or our funds to increased risk of litigation for non-compliance.
Fund investors may be unwilling to commit new capital to our funds or advisory accounts as a result of our decision to become a public company, which could materially and adversely affect our business, financial condition and results of operations
.
Some of our fund investors may view negatively our becoming a publicly traded company, including concerns that as a public company we will shift our focus from the interests of our fund investors to those of our public stockholders. Some of our fund investors may believe that we will strive for near-term profit instead of attractive risk-adjusted returns for our fund investors over time or grow our AUM for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. There can be no assurance that we will be successful in our efforts to address such concerns or to convince current or future fund investors that our decision to pursue an initial public offering will not affect our longstanding priorities or the way we conduct our business. A decision by a significant number of our current fund investors or future fund investors not to commit additional capital to our funds or to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and may materially and adversely affect our business, financial condition and results of operations.
Our funds may face risks relating to undiversified investments
.
We cannot give assurance as to the degree of diversification that will be achieved in any of our funds. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a given fund if its investments are concentrated in that area, which would result in lower investment returns. Accordingly, a lack of diversification on the part of a fund could adversely affect its investment performance and, as a result, our business, financial condition and results of operations.
We may not be able to maintain our desired fee structure as a result of industry pressure from private markets investors to reduce fees, which could have a material adverse effect on our profit margins and results of operations
.
We may not be able to maintain our current funds’ fee structures as a result of industry pressure from private markets investors to reduce fees. In order to maintain our desired fee structure in a competitive environment, we must be able to continue to provide fund investors with investment returns and service that incentivize our fund investors to pay our desired fee rates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our desired fee structure. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations.

Our risk management strategies and procedures may leave us exposed to unidentified or unanticipated risks.
Risk management applies to our investment management operations as well as to the investments we make for our funds. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified. In addition, some of our methods for managing the risks related to our funds’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by Fund Managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business, our historical data may be incomplete. Failure of our risk management techniques could materially and adversely affect our business, financial condition and results of operations, including our right to receive incentive fees.
The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.
Before making or recommending investments for our fund investors, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that are necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment ultimately being successful. Poor investment performance could result in negative reputational effects, which could materially and adversely affect our business, financial condition and results of operations.
Operational risks and data security breaches may disrupt our business, result in losses or limit our growth.
We rely heavily on our financial, accounting, compliance, monitoring, reporting and other data processing systems. Any failure or interruption of these systems, including the loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, computer viruses, act of terrorism or war or otherwise, could result in a disruption of our business, liability to our funds, regulatory intervention or reputational damage, and thus materially and adversely affect our business. Although we have back-up
systems in place, including
back-up
data storage, our
back-up
procedures and capabilities in the event of a failure or interruption may not be adequate. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future. In addition, we are dependent on the effectiveness of our information security policies, procedures and capabilities to protect our computer and telecommunications systems and the data such systems contain or transmit. An external information security breach, such as a “hacker attack,” a virus or worm, or an internal problem with information protection, such as failure to control access to sensitive systems, could materially interrupt our business operations or cause disclosure or modification of sensitive or confidential information. Such a failure could result in material financial loss, regulatory actions, breach of contracts, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price. In 2017, we were the subject of a cyber-attack against our internal network servers. We promptly took action to (1) secure the affected servers offline and implement new security measures designed to prevent similar cyber-attacks in the future, (2) notify all investors in the affected funds of this security breach, and (3) restore corrupted and stolen data from backup files.

While we and our service providers have established enhanced data-security measures, business continuity plans and information technology systems designed to prevent cyber-attacks from reoccurring in the future, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Similar types of cyber security risks are also present for service providers and other third parties with which we do business. These service providers and other third parties may hold our information or fund investor information and not have the same level of protection as we maintain for their information or may nevertheless be subject to risk of breach even with enhanced data security measures, any of which could result in material adverse consequences for us.
Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our funds. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our business, financial condition and results of operations.
Employee misconduct could harm us by impairing our ability to attract and retain fund investors and subjecting us to significant legal liability and reputational harm
.
There is a risk that our employees could engage in misconduct that adversely affects our business. We have a large employee headcount relative to many of our peers due to our vertically integrated business model. We are subject to a number of obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these obligations and standards by any of our employees would adversely affect our funds and us. Our business often requires that we deal with confidential matters. If our employees were to improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases.
Employee misconduct may include binding us to unauthorized transactions or present unacceptable risks. Losses could also result from actions by third- party service providers, including the misappropriation of assets. We may also be adversely affected if there is misconduct by management or employees of companies involved in real estate projects in which we invest, and we may be unable to control or mitigate such misconduct. Further, although we have adopted measures reasonably designed to prevent and detect employee misconduct and to select reliable third-party service providers, such measures may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.
We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.
As an investment manager, we depend to a large extent on our relationships with our fund investors and our reputation for integrity and high-caliber professional services to attract and retain fund investors. As a result, if a fund investor is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our funds and third parties, including our fund investors or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. In our investment management business, we make investment decisions on behalf of our fund investors that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, litigation or regulatory action against us may tarnish our reputation and harm our ability to attract and retain fund investors. Substantial legal or regulatory liability could materially and adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

Our failure to appropriately manage conflicts of interest could damage our reputation and adversely affect our business.
Actual, potential or perceived conflicts can give rise to fund investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately managing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Enforcement action or litigation asserting improper management of conflicts of interest, even if unproven, could harm our reputation and our business in a number of ways, including affecting our ability to raise additional funds causing existing fund investors to reduce or terminate doing business with us.
Certain of our executive officers have not previously managed a public company
.
We have historically operated our business as a privately owned company. While certain members of our senior management have experience managing public companies, certain of our executive officers do not have experience managing a publicly traded company. Compliance with public company requirements will place significant additional demands on our management and will require us to enhance our public investor relations, legal, financial and tax reporting, internal audit, compliance with the Sarbanes-Oxley Act of 2002 and corporate communications functions. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could adversely affect our business and profitability
A change of control of our company could result in an assignment of our investment management agreements.
Under the Investment Advisers Act of 1940, or the Investment Advisers Act, each of the investment management agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other account. An assignment may occur under the Investment Advisers Act if, among other things, we or the Operating Company undergoes a change of control. If a change of control transaction occurs, we cannot be certain that our relevant
SEC-registered
investment adviser subsidiaries will be able to obtain the necessary consents from our funds and other accounts, which could cause us to lose the management fees and performance fees we earn from such funds and other accounts.
In certain circumstances, investors in our funds have the right to remove us as the general partner of the relevant fund and to terminate the investment period or terminate our investment management under certain circumstances, leading to a decrease in our revenues, which could be substantial
.
The governing agreements of our funds provide that, subject to certain conditions, investors in those funds have the right to remove us as the general partner of the relevant fund or terminate the fund. Any such removal or dissolution could result in a cessation in management fees we would earn from such funds or a significant reduction in the expected amounts of carried interest or incentive fees from those funds.
We may need to pay “clawback” obligations if and when they are triggered under the governing agreements of our funds.
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold, we would be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled less applicable taxes. This obligation is known as a “clawback” obligation. We cannot assure you that we will not incur a clawback obligation in the future. We may need to use or reserve cash to repay such clawback obligations instead of using the cash for other purposes.
Dependence on leverage by certain funds and investments subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our funds to achieve attractive rates of return on those investments
.
Our funds rely on the debt financing markets for financing leverage for investments, and volatility or contractions in those markets could impact the performance of our investments or inhibit our ability to make new investments. In addition, it is expected that major banking institutions will transition away from use of the London Interbank Offered Rate, or LIBOR, after 2021, which remains a cause of significant uncertainty in the markets in which we are active. Any such events could adversely affect the availability of credit generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy.
If LIBOR ceases to exist, we, our investments funds and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and related hedging arrangements, if any, that extend beyond 2021, which may be difficult, costly and time consuming and may result in adverse tax consequences. The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through fund level debt facilities, which may or may not be available for refinancing at the end of their respective terms. In addition, the interest payments on the indebtedness used to finance our funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax
rates of return on the affected investments.

Furthermore, from time to time certain of our funds may invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers our funds currently own or may in the future own, and may impact the availability and cost of hedging instruments and borrowings, including potentially, an increase to those funds’ interest expense and cost of capital.
Risks Related to Our Industry
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to fund investors, brand recognition and business reputation. Our investment management business competes with a variety of traditional and alternative asset managers, commercial banks, investment banks and other financial institutions. A number of factors serve to increase our competitive risks:

•	some of our competitors have more relevant experience, greater financial and other resources and more personnel than we do;

•
there are relatively few barriers to entry impeding new asset management firms, including a relatively low cost of entering these lines of business, and the successful efforts of new entrants into our various lines of business have resulted in increased competition;

•	if, as we expect, allocation of assets to alternative investment strategies increases, there may be increased competition for alternative investments and access to fund general partners and managers;

•	certain investors may prefer to invest with private partnerships; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
This competitive pressure could adversely affect our ability to make successful investments and restrict our ability to raise future funds, either of which would materially and adversely impact our business, financial condition and results of operations.
Difficult market conditions can adversely affect our business by reducing the market value of the assets we manage or causing our fund investors to reduce their investments.
The future global market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, the availability of credit, changes in laws, terrorism, the effect of pandemic diseases, such as
COVID-19
or any variation thereof, or political uncertainty. We may not be able to or may choose not to manage our exposure to certain of these market conditions. Market deterioration could cause us or the funds we manage to experience tightening of liquidity, reduced earnings and cash flow, and impairment charges, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability to liquidate positions in a timely and efficient manner.
Our business could generate lower revenue in a general economic downturn or a tightening of global credit markets. A general economic downturn or tightening of global credit markets may result in reduced opportunities to find suitable investments and make it more difficult for us or our funds to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our funds. Such a decline could cause our revenue and net income to decline.
A general economic downturn or a tightening of global credit markets may also reduce the commitments our fund investors are able to devote to alternative investments generally and make it more difficult for our funds to obtain funding for additional investments at attractive rates, which would further reduce our profitability.
Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. If our revenue declines without a commensurate reduction in our expenses, our net income will be reduced. Accordingly, difficult market conditions could materially and adversely affect our business, financial condition and results of operations.

Increased government regulation, compliance failures and changes in law or regulation could adversely affect us and the operation of our funds.
Governmental authorities around the world in recent years have called for or implemented financial system and participant regulatory reform in reaction to volatility and disruption in the global financial markets, financial institution failures and financial frauds. Such reform includes, among other things, additional regulation of investment funds, as well as their managers and activities, including compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; implementation of capital requirements; limitations on compensation to managers; and books and records, reporting and disclosure requirements. We cannot predict with certainty the impact on us, our funds, or on private markets funds generally, of any such reforms. Any of these regulatory reform measures could have an adverse effect on our funds’ investment strategies or our business model. We may incur significant expense in order to comply with such reform measures. Additionally, legislation, including proposed legislation regarding executive compensation and taxation of carried interest, may adversely affect our ability to attract and retain key personnel.
Our advisory and investment management businesses are subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission, or the CFTC, the Internal Revenue Service, or the IRS and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Internal Revenue Code of 1986, as amended, or the Code, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing fund investors or fail to gain new fund investors.
As a result of recent highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of new and proposed regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act. The SEC in particular has increased its regulation of the asset management and the private equity industry in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets.
Our tenant insurance business is subject to significant governmental regulation. The regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance providers. As a result of regulatory or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our insurance activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.
In addition, we are registered as an investment adviser with the SEC and we are subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with fund investors, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, we have fiduciary duties to our fund investors. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition and results of operations.

Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act, or the FCPA, as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control, or OFAC, the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors and finding new fund investors.
Similar laws in
non-U.S.
jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we invest or which we acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations.
Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock.
Regulation of investment advisors outside the United States could adversely affect our ability to operate our business.
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union, or the EU, the European Economic Area, or the EEA, the individual member states of each of the EU and EEA, South Korea, the Cayman Islands and Canada, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive, or the AIFMD, under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject primarily relate to registration and reporting obligations.
It is expected that additional laws and regulations will come into force in the EEA, the EU, and other countries in which we operate over the coming years. These laws and regulations may affect our costs and manner of conducting business in one or more markets, the risks of doing business, the assets that we manage or advise, and our ability to raise capital from fund investors. In addition, the exit of the United Kingdom from the EU may have adverse economic, political and regulatory effects on the operation of our business. Any failure by us to comply with either existing or new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organizational Structure
Our principal asset is our interest in the Operating Company, and, as a result, we will depend on distributions from the Operating Company to pay our taxes and expenses, including payments under the Tax Receivable Agreement and to pay dividends to holders of our Class A common stock. The Operating Company’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership of Class A Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of the Operating Company and its subsidiaries and distributions we receive from the Operating Company. There can be no assurance that the Operating Company and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although the Operating Company is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to us, the terms of our Credit Facilities restrict the ability of our subsidiaries to pay dividends to the Operating Company.
The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of the Operating Company will be allocated to holders of Class A Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of the Operating Company. Under the terms of the Operating Company Agreement, the Operating Company is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of Class A Units, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. We intend, as its managing member, to cause the Operating Company to make cash distributions to the holders of Class A Units in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement. However, the Operating Company’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which the Operating Company is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the Operating Company insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. In addition, if the Operating Company does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.
Under the Operating Company Agreement, we intend to cause the Operating Company, from time to time, to make distributions in cash to its equityholders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of the Operating Company. As a result of (1) potential differences in the amount of net taxable income allocable to us and to the Operating Company’s other equityholders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of Class A Units from the Continuing Equity Owners, (b) payments under the Tax Receivable Agreement and (c) any acquisition of interests in the Operating Company from other equityholders in connection with the consummation of the Transactions, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Class A Units and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to the Operating Company, which may result in shares of our Class A common stock increasing in value relative to the value of Class A Units. The holders of Class A Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their Class A Units, notwithstanding that such holders may have participated previously as holders of Class A Units in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial
.
We have entered into a Tax Receivable Agreement with the Operating Company and each of the Continuing Equity Owners. Under the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our allocable share of the tax basis of the Operating Company’s assets resulting from (a) the purchase of Class A Units directly from the Operating Company and the partial redemption of Class A Units by the Operating Company (b) any future redemptions or exchanges of Class A Units from the Continuing Equity Owners as described under and (c) certain distributions (or deemed distributions) by the Operating Company; (2) our allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units (including in connection with the IPO), which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by us and (3) certain other tax benefits arising from payments under the Tax Receivable Agreement. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial.
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the reduction in tax payments for us associated with the tax attributes described above would aggregate to approximately $507.1 million over 20 years from the date of the IPO, and assuming all future sales of Class A Units in exchange for our Class A common stock would occur on the one-year
anniversary of the IPO at such price. In this scenario, we estimate that we would be required to pay the Continuing Equity Owners 85% of such amount, or $431.0 million over the
20-year
period from the date of the IPO. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and Tax Receivable Agreement payments by us will be determined in part by reference to the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will be dependent on us generating sufficient future taxable income to realize the benefit. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” in the Prospectus.
Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us.
Payments under the Tax Receivable Agreement are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in the Operating Company. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The actual existing tax basis the actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors including the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class
 A common stock to the same extent that it will benefit the Continuing Equity Owners
.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit the holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners. We entered into the Tax Receivable Agreement with the Operating Company and the Continuing Equity Owners in connection with the completion of the Transactions, which provide for the payment by us to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) increases in our allocable share of the tax basis of the Operating Company’s assets resulting from (a) the purchase of Class A Units directly from the Operating Company and, the partial redemption of Class A Units by the Operating Company (b) any future redemptions or exchanges of Class A Units from the Continuing Equity Owners and (c) certain distributions (or deemed distributions) by the Operating Company; (2) our allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units (including in connection with the IPO), which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by Bridge Investment Group Holdings Inc. and (3) certain other tax benefits arising from payments under the Tax Receivable Agreement. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” in the Prospectus. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
In certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Owners may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement
.
The Tax Receivable Agreement provides that if (1) we materially breach any of our material obligations under the Tax Receivable Agreement, (2) certain mergers, asset sales, other forms of business combinations or other changes of control were to occur after the consummation of the IPO, or (3) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Continuing Equity Owners that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.
We will not be reimbursed for any payments made to the Continuing Equity Owners under the Tax Receivable Agreement in the event that any tax benefits are disallowed
.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another tax authority, may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner will be netted against any future cash payments we might otherwise be required to make to such Continuing Equity Owner under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and fact-specific in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to any Continuing Equity Owner that are the subject of the Tax Receivable Agreement.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition
.
We are subject to taxes by U.S. federal, state, local and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	allocation of expenses to and among different jurisdictions;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, tax treaties, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, including as a result of our ownership of the Operating Company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business
.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

We and the Operating Company intend to conduct our operations so that we will not be deemed an investment company. As the sole managing member of the Operating Company, we control and operate the Operating Company. On that basis, we believe that our interest in the Operating Company is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of the Operating Company, or if the Operating Company itself becomes an investment company, our interest in the Operating Company could be deemed an “investment security” for purposes of the 1940 Act.
If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Risks Related to Our Initial Public Offering and Ownership of Class A Common Stock
The Continuing Equity Owners continue to have significant influence over us, including control over decisions that require the approval of stockholders.
As a result of our IPO, the Continuing Equity Owners will control, in the aggregate, approximately 97.6% of the voting power represented by all our outstanding classes of stock. As a result, the Continuing Equity Owners will continue to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs and policies, including the appointment of our management. The directors that Continuing Equity Owners elect have the authority to vote to authorize the Company to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders.
We expect that members of our board of directors will continue to be appointed by and/or affiliated with the Continuing Equity Owners who will have the ability to appoint the majority of directors. The Continuing Equity Owners can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with the Continuing Equity Owners may have an adverse effect on the price of our Class A common stock. The Continuing Equity Owners may have interests that are different from yours and may vote in a way with which you disagree and that may be adverse to your interests.
We cannot predict the effect our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote
and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new, and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from such indices, but it is possible they may depress valuations, compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
The parties to the Stockholders Agreement have more than 50% of the voting power for the election of directors, and, as a result, are considered a “controlled company” within the meaning of the NYSE rules. As such, we will qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.
The corporate governance requirements and, specifically, the independence standards are intended to ensure directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We utilize certain exemptions afforded to a “controlled company.” As a result, we will not be subject to certain corporate governance requirements, including that a majority of our board of directors consists of “independent directors,” as defined under the NYSE rules. We do not intend to have a majority of independent directors on our board of directors, or to have a nominating and corporate governance committee or compensation committee (or perform annual performance evaluations of nominating and corporate governance and compensation committees, if any) unless and until such time as we are required to do so.
Accordingly, Class A common shareholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE rules. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.07 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.07 billion in nonconvertible debt; and

•
the date on which it is deemed to be a “large accelerated filer, ” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates
of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of the IPO. For so long as we are an “emerging growth company,” we will, among other things:

•	only be required to have two years of audited financial statements and two years of related management’s discussion and analysis of financial condition and results of operations disclosure;

•	not be required to engage an auditor to report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes- Oxley Act;

•	not be required to comply with the requirement of the PCAOB, regarding the communication of critical audit matters in the auditor’s report on the financial statements;

•	not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and

•
not be required to comply with certain disclosure requirements related to executive compensation, such as the requirement to present a comparison of our Chief Executive Officer’s compensation to our median employee compensation.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our condensed combined financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to other public companies.
We cannot predict if investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
Our management team will have immediate and broad discretion over the use of the net proceeds from our IPO and may not use them effectively
.
We used a portion of the net proceeds from our IPO to purchase Class A Units directly from the Operating Company. Other than the uses described herein, our management will have broad discretion in the application of the net proceeds by the Operating Company. Our shareholders may not agree with how our management chooses to allocate the net proceeds from the IPO. The failure by our management to apply these funds effectively could have a material adverse effect on our business, financial condition, and results of operations. Pending their use, we may invest the net proceeds from the IPO in a manner that does not produce income. The decisions made by our management may not result in positive returns on your investment
We may pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law
.
Our current intention is to pay to holders of Class A common stock a quarterly dividend representing substantially all of Bridge Investment Group Holdings Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related
payments and clawback obligations. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors and our board of directors may change our dividend policy at any time, including, without limitation, to reduce such quarterly dividends or even to eliminate dividends entirely. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our Credit Facilities. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

In addition, as a holding company, we will be dependent upon the ability of the Operating Company to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the Tax Receivable Agreement) and pay dividends to our stockholders. Our ability to declare and pay dividends to our stockholders is also subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders
.
Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act as the Exchange Act provides that federal courts are the sole forum for claims under the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries
.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries. Any director or stockholder who is not employed by us or our subsidiaries, therefore, has no duty to communicate or present corporate opportunities to us, and has the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries.
As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of August 13, 2021, we had outstanding a total of 25,175,240 shares of Class A common stock. Of the outstanding shares, the 20,166,278 shares sold in the IPO are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. In addition, the shares of Class A common stock issued to the Blocker Shareholder in the Transactions are eligible for resale pursuant to Rule 144 without restriction or further registration under the Securities Act, other than affiliate restrictions under Rule 144. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.
We, our officers and directors and substantially all of our stockholders have agreed that, without the prior written consent of the representatives on behalf of the underwriters and subject to existing pledges as of the date of the Prospectus, we will not, and will not publicly disclose an intention to, during the period ending 180 days after the date of the Prospectus (1) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of our Class A common stock or any securities convertible into or exercisable or exchangeable for shares of Class A common stock; (2) file any registration statement with the SEC relating to the offering of any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock; or (3) enter into any swap, hedge, option, derivative or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our Class A common stock, in each case, whether any such transaction described above is to be settled by delivery of our Class A common stock or such other securities, in cash or otherwise.
In addition, our employees have agreed that, without the prior written consent of a majority of our board of directors and subject to existing pledges as of the date of the Prospectus, they will not: (1) sell, transfer, assign, gift, bequest or dispose by any other means, whether for value or no value and whether voluntary or involuntary or (2) grant a security interest, lien, charge, claim, community or other marital property interest, pledge, alienate, mortgage, option, hypothecate, encumber or make a similar collateral assignment by any other means, whether for value or no value and whether voluntary or involuntary, or grant any other restriction on use, voting (excluding any voting rights or proxies granted pursuant to the Stockholders Agreement), transfer, receipt of income or exercise of any other attribute of ownership on any of the LLC Interests, shares of our Class A common stock and shares of our Class B common stock (or beneficial interest therein), issued and outstanding upon the completion of the IPO (other than any restricted shares or issuer-directed shares purchased in the IPO or in the open market in accordance with our insider trading or other applicable policy, and after giving effect to any shares sold by such employee in the IPO) beneficially owned by such employee, or the existing interests.
The restrictions described in the immediately preceding paragraph will cease to apply to our employees, other than Robert Morse, Jonathan Slager, Adam O’Farrell, Dean Allara and Chad Briggs, commencing on or after the first anniversary of the completion of our IPO.
The restrictions described in the immediately preceding paragraph will cease to apply to Messrs. Morse, Slager, O’Farrell, Allara and Briggs as follows:

•	on or after the first anniversary of the completion of the IPO, each of Messrs. Morse, Slager, O’Farrell, Allara and Briggs may transfer or encumber up to one-third of his vested existing interests;

•
on or after the second anniversary of the completion of the IPO, each of Messrs. Morse, Slager, O’Farrell, Allara and Briggs may transfer or encumber up to two-thirds
of his vested existing interests; and

•	on or after the third anniversary of the completion of the IPO, each of Messrs. Morse, Slager, O’Farrell, Allara and Briggs may transfer or encumber all of his vested existing interests.

In addition, we have reserved shares of Class A common stock for issuance under the 2021 Plan. Any Class A common stock that we issue under the 2021 Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors who purchase Class A common stock.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution, or may adversely impact the price of our Class A common stock.
General Risk Factors
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business
.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of Class A common stock.
We will incur significant costs as a result of operating as a public company
.
Prior to our IPO, we operated on a private basis, however, we are now subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. We also expect that being a public company and being subject to new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.
These factors may, therefore, strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public reporting company, we are subject to the NYSE rules and the rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner
.
We are a public reporting company subject to the NYSE rules and the rules and regulations established from time to time by the SEC. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
In addition, as a public company we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer. As described above, we could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the completion of the IPO.
We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, our stock price and trading volume could decline
.
The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of us, the trading price of our shares would likely be negatively impacted. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which, in turn, could cause our stock price or trading volume to decline.
Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our Class A common stock.
Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•	a classified board of directors with staggered three-year terms;

•	the ability of our board of directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•	no cumulative voting in the election of directors;

•
any action required or permitted to be taken by the stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders;

•
our amended and restated bylaws may be altered only by the affirmative vote of a majority of the whole board of directors or the holders of at least a majority of the voting power represented by our then-outstanding voting stock, voting together as a single class;

•
subject to the rights of the holders of any preferred stock and the terms of the Stockholders Agreement, the number of directors will be determined exclusively by a majority of the whole board of directors; and

•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the voting power represented by our then-outstanding common stock (other than directors appointed pursuant to the Stockholders Agreement, who may be removed with or without cause in accordance with the terms of the Stockholders Agreement).

These antitakeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL, but our amended and restated certificate of incorporation will provide that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the time at which the stockholder became an “interested” stockholder is prohibited, provided, however, that, under our amended and restated certificate of incorporation, the Operating Company and any of its respective affiliates will not be deemed to be interested stockholders regardless of the percentage of our outstanding voting stock owned by them, and accordingly will not be subject to such restrictions.
Our stock price may change significantly, and you may not be able to resell shares of our Class A common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
You may not be able to resell your shares at or above the initial public offering price due to a number of factors included herein, including the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	technology changes in our industry;

•	security breaches related to our systems or those of our affiliates;

•	changes in economic conditions for companies in our industry;

•	changes in market valuations of, or earnings and other announcements by, companies in our industry;

•	declines in the market prices of stocks generally, particularly those of companies in our industry;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships, or capital commitments;

•	changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the real estate environment;

•	changes in business or regulatory conditions;

•	future sales of our Class A common stock or other securities;

•	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation or governmental investigations;

•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles; and

•
other events or factors, including those resulting from system failures and disruptions, natural disasters, war, acts of terrorism, an outbreak of highly infectious or contagious diseases, such as
COVID-19,
or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In connection with the Transactions and our IPO, we issued (a) 97,321,819 shares of Class B common stock to the Original Equity Owners; (b) 266,809 shares of Class A common stock to the Blocker Shareholder, (c) 2,180,737 shares of Class A common stock to the Former Equity Owners; (d) 4,781,623 Class A Units and 282,758 shares of Class A common stock to the Former Profits Interest Program Participants; and (e) 13,166,424 Class A Units and 395,816 shares of Class B common stock to certain of the current owners of the active general partners in our Seniors Housing, Office, Multifamily, Workforce and Affordable Housing, Opportunity Zone and Debt Strategies funds, which include the Continuing Equity Owners. The issuances of shares of Class A common stock, Class B common stock, Class A Units and Class B Units described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.
Use of Proceeds from IPO
On July 15, 2021, the SEC declared effective our registration statement on Form
S-1
(File No.
333-257290),
as amended, filed in connection with our IPO, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of up to 21,562,500 shares of our Class A common stock with a proposed maximum aggregate offering price of $366,562,500 million. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for the offering. On July 20, 2021, we issued and sold 18,750,000 shares of our Class A common stock, and on August 12, 2021, we issued and sold an additional 1,416,278 shares of our Class A common stock pursuant to the underwriters’ over-allotment option, in each case at a price to the public of $16.00 per share. Upon completion of these transactions, we received net proceeds of approximately $295.4 million, after deducting the underwriting discount of $21.8 million and estimated offering expenses of $5.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the use of proceeds from our IPO as described in the Prospectus. We used the net proceeds from the IPO to purchase 20,166,278 Class A Units directly from the Operating Company at a price per unit equal to the IPO price per share of Class A common stock in the IPO less the underwriting discounts and commissions. The Operating Company used $158.3 million in net proceeds from the sale of Class A Units to Bridge Investment Group Holdings Inc. to pay cash to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners. Thus, as of the date of this Quarterly Report on Form
10-Q,
we have used all of the net proceeds from the IPO.

Item 3.	Defaults Upon Senior Securities
Not Applicable.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Bridge Investment Group Holdings Inc.				X

3.2	Amended and Restated Bylaws of Bridge Investment Group Holdings Inc.				X

4.1	Specimen stock certificate evidencing the shares of Class A common stock	S-1/A	7/2/2021	4.1

10.1	Tax Receivable Agreement, dated July 16, 2021, by and among the Registrant and certain of its members	8-K	7/20/2021	10.1

10.2	Fifth Amended and Restated LLC Agreement of Bridge Investment Group Holdings LLC, dated July 16, 2021, by and among the Registrant and certain of its members	8-K	7/20/2021	10.4

10.3	Stockholders Agreement, dated July 16, 2021, by and among the Registrant and certain of its stockholders	8-K	7/20/2021	10.3

10.4	Registration Rights Agreement, dated July 16, 2021, by and among the Registrant and certain of its stockholders	8-K	7/20/2021	10.2

10.5#	2021 Incentive Award Plan of Bridge Investment Group Holdings Inc.	S-1/A	7/7/2021	10.5

10.6#	Non-Employee Director Compensation Program of Bridge Investment Group Holdings Inc.	S-1/A	7/2/2021	10.6

10.7#	Restricted Stock Award Agreement under the 2021 Incentive Award Plan, by and among the Registration and certain of its participants	S-1/A	7/2/2021	10.7

10.8#	Employment Agreement, dated July 6, 2021, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Robert Morse				X

10.9#	Employment Agreement, dated July 6, 2021, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Jonathan Slager				X

10.10#	Employment Agreement, dated July 6, 2021, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Adam O’Farrell				X

10.11#	Employment Agreement, dated July 6, 2021, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Dean Allara				X

10.12	Form of Indemnification and Advancement Agreement between Bridge Investment Group Holdings Inc. and its directors and officers	S-1/A	7/2/2021	10.12

10.13	Form of Company Lock-Up Agreement	S-1/A	7/7/2021	10.13

31.1	Certification of Chief Executive Officer of Bridge Investment Group Holdings Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Bridge Investment Group Holdings Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X

101.SCH*	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

#	Indicates management contract or compensatory plan.
*
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: August 16, 2021	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Chad Briggs
Chad Briggs
Chief Financial Officer
(Principal Financial Officer)