Form 10-Q
period 2021-09-30
Bridge Investment Group Holdings Inc.
filed 2021-11-15
CIK 1854401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40622

BRIDGE INVESTMENT GROUP HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	82-2769085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 East Sego Lily Drive, Suite 400 Salt Lake City, Utah	84070
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (801) 716-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	BRDG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2021, the registrant had 25,162,561 shares of Class A common stock ($0.01 par value per share) outstanding and 86,672,703 shares of Class B common stock ($0.01 par value per share) outstanding.

i

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

These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including those described in Part II, Item 1A, “Risk Factors” of this report and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 17, 2021.

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
•
“Blocker Shareholder” refers to the owner of the Blocker Company prior to the Transactions, who will exchange its interests in the Blocker Company for shares of our Class A common stock in connection with the consummation of the Transactions.
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
•
Bridge MF&CO Fund III GP LLC (“BMF III GP”)
•
Bridge Multifamily Fund IV GP LLC (“BMF IV GP”)
•
Bridge Multifamily Fund V GP LLC (“BMF V GP”)
•
Bridge Workforce and Affordable Housing Fund GP LLC (“BWH I GP”)
•
Bridge Workforce and Affordable Housing Fund II GP LLC (“BWH II GP”)
•
Bridge Debt Strategies Fund GP LLC ("BDS I GP")
•
Bridge Debt Strategies Fund II GP LLC (“BDS II GP”)
•
Bridge Debt Strategies Fund III GP LLC (“BDS III GP”)
•
Bridge Debt Strategies Fund IV GP LLC (“BDS IV GP”)
•
Bridge Agency MBS Fund GP LLC (“BAMBS GP”)
•
Bridge Logistics Net Lease Fund GP LLC (“BLNL GP”)
•
“Class A Units” refers to the Class A common units of the Operating Company.
•
“Class B Units” refers to the Class B common units of the Operating Company.
•
“Continuing Equity Owners” refers collectively to direct or indirect holders of Class A Units and our Class B common stock who may exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their Class A Units (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled) for, at our election (determined solely by our independent directors (within the meaning of the New York Stock Exchange, or NYSE, rules) who are disinterested), cash or newly issued shares of our Class A common stock.
•
“Contributed Bridge GPs” refers to the following entities:
•
BOF I GP
•
BOF II GP
•
BSH I GP
•
BSH II GP
•
BSH III GP
•
BOZ I GP
•
BOZ II GP
•
BOZ III GP
•
BOZ IV GP
•
BMF III GP
•
BMF IV GP
•
BWH I GP
•
BWH II GP
•
BDS II GP
•
BDS III GP
•
BDS IV GP

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
•
“Transactions” refers to the organizational transactions in connection with the IPO on July 16, 2021, and the application of the net proceeds therefrom. The Transactions included:
•
The acquisition of the Blocker Company (the “Blocker Merger”), and issuance to the Blocker Shareholder of 266,809 shares of our Class A common stock as consideration in the Blocker Merger;
•
The contribution by minority investors that own a portion of the fund manager entities for our Seniors Housing and Office funds of their entire interest in these fund managers to (i) the Operating Company in exchange for 5,849,415 Class A Units, and (ii) the Company in exchange for 129,801 shares of Class A common stock, which the Company further contributed to the Operating Company in exchange for 129,801 Class A Units;
•
The contribution by certain of the current owners of the active general partners in our Seniors Housing, Office, Multifamily, Workforce and Affordable Housing, Opportunity Zone and Debt Strategies funds, which include the Continuing Equity Owners, of controlling interests in the Contributed Bridge GPs to (i) the Operating Company, in exchange for 13,198,943 Class A Units, and (ii) the Company in exchange for 363,294 shares of Class A common stock (which includes 1,794 shares of Class A common stock issued to the Blocker Shareholder as consideration in the Blocker Merger), which the Company further contributed to the Operating Company in exchange for 363,294 Class A Units;
•
The amendment and restatement of the existing limited liability company agreement of the Operating Company to, among other things, (1) convert the Operating Company to a limited liability company organized under the laws of the State of Delaware, (2) change the name of the Operating Company from “Bridge Investment Group LLC” to “Bridge Investment Group Holdings LLC,” (3) convert all existing ownership interests in the Operating Company into 97,463,981 Class A Units and a like amount of Class B Units and (4) appoint the Company as the sole managing member of the Operating Company upon its acquisition of LLC Interests;
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
•
The contribution by the Original Equity Owners of the Class B Units to the Company in exchange for 97,463,981 shares of Class B common stock (which is equal to the number of Class A Units held directly or indirectly by such Continuing Equity Owners immediately following the Transactions);
•
The contribution by the Former Equity Owners of their indirect ownership of Class A Units to the Company in exchange for 2,084,796 shares of Class A common stock (which includes 265,015 shares of Class A common stock issued to the Blocker Shareholder as consideration in the Blocker Merger) on a one-to-one basis;
•
The exchange by the Former Profits Interest Program Participants of their awards for 4,781,623 Class A Units and 282,758 shares of Class A common stock with similar vesting requirements;
•
The issuance of 18,750,000 shares of Class A common stock to the purchasers in the IPO in exchange for net proceeds of approximately $277.2 million, after taking into account the underwriting discounts and commissions and estimated offering expenses payable by the Company;

•
The use of the net proceeds from the IPO to purchase 18,750,000 newly issued Class A Units directly from the Operating Company at a price per Class A Unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses payable by the Company;
•
The Operating Company used the net proceeds from the sale of Class A Units to the Company (1) to pay $137.1 million in cash to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners and (2) for general corporate purposes to support the growth of the business;
•
The Company entered into (1) a stockholders agreement with certain of the Continuing Equity Owners (including each of our executive officers), (2) a registration rights agreement with certain of the Continuing Equity Owners (including each of our executive officers) and (3) a tax receivable agreement with the Operating Company and the Continuing Equity Owners (the “Tax Receivable Agreement”);
•
On July 16, 2021, the Company reacquired 9,375,000 shares of the outstanding shares of Class B common stock in connection with its IPO. The Company subsequently cancelled and retired 9,375,000 shares of Class B common stock; and
•
Subsequently, on August 12, 2021, the underwriters exercised their over-allotment option to purchase an additional 1,416,278 shares of our Class A common stock. The Company used 100% of the net proceeds of approximately $18.2 million, after taking into account the underwriting discounts and commissions and estimated offering expenses, to purchase 1,416,278 newly issued Class A Units directly from the Operating Company, at a price per Class A Unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Operating Company used all of the net proceeds from the sale of Class A Units to the Company related to this over-allotment option to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Combined and Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except shares and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$188,338	$101,830
Restricted cash	5,450	5,524
Marketable securities	9,108	5,053
Receivables from affiliates	33,668	25,481
Notes receivable from affiliates	19,475	40,795
Notes receivable from employees	—	7,431
Prepaid and other current assets	5,805	5,184
Total current assets	261,844	191,298
Accrued performance allocations	301,910	199,410
Other investments	38,485	16,017
Long-term notes receivable from employees	4,364	—
Tenant improvements, furniture and equipment, net	4,200	4,158
Intangible assets, net	3,791	4,910
Goodwill	9,830	9,830
Deferred tax assets	62,537	161
Other assets	21	228
Total assets	$686,982	$426,012

Liabilities and shareholdersʼ/membersʼ equity
Current liabilities:
Accrued performance allocations compensation	$19,997	$22,167
Accounts payable and accrued expenses	9,774	11,137
Accrued payroll and benefits	13,987	11,614
General Partner Notes Payable at fair value	12,007	16,458
Insurance loss reserves	5,418	4,436
Self-insurance reserves and unearned premiums	4,349	3,700
Other current liabilities	8,644	4,830
Total current liabilities	74,176	74,342

Notes payable, net	148,035	147,713
Other long-term liabilities	2,285	2,486
Due to affiliates	44,411	—
Total liabilities	268,907	224,541

Shareholdersʼ/membersʼ equity:
Net investment in common control group	—	186,091
Preferred stock, $0.01 par value, 20,000,000 authorized, 0 issued and outstanding as of September 30, 2021
Class A common stock, $0.01 par value, 500,000,000 authorized; 25,162,561 issued and outstanding as of September 30, 2021	230	—
Class B common stock, $0.01 par value, 239,208,722 authorized; 86,672,703 issued and outstanding as of September 30, 2021	867	—
Additional paid-in capital	52,779	—
Retained earnings	10,303	—
Accumulated other comprehensive income (loss)	(2)	4
Bridge Investment Group Holdings Inc. equity	64,177	186,095
Non-controlling interests in Bridge Investment Group Holdings LLC or Common Control Group	194,771	15,376
Non-controlling interests in Bridge Investment Group Holdings Inc.	159,127	—
Total shareholdersʼ/membersʼ equity	418,075	201,471
Total liabilities and shareholdersʼ/membersʼ equity	$686,982	$426,012

See notes to condensed combined and consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Combined and Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share amounts)	2021	2020	2021	2020
Revenues:
Fund management fees	$40,576	$26,624	$105,963	$78,066
Property management and leasing fees	22,510	13,747	53,592	45,114
Construction management fees	2,097	1,792	5,988	5,569
Development fees	1,018	738	2,567	1,315
Transaction fees	21,907	5,085	43,475	20,724
Insurance premiums	2,530	2,220	6,446	4,725
Other asset management and property income	1,533	1,146	4,664	4,690
Total revenues	92,171	51,352	222,695	160,203

Investment income:
Incentive fees	—	—	910	—
Performance allocations:
Realized gains	30,999	4,437	72,184	13,872
Unrealized gains	53,042	14,663	111,009	12,045
Earnings (losses) from investments in real estate	823	183	1,799	(407)
Total investment income	84,864	19,283	185,902	25,510

Expenses:
Employee compensation and benefits	31,763	22,826	101,220	67,358
Incentive fee compensation	—	—	82	—
Performance allocations compensation:
Realized gain	1,855	438	6,096	1,343
Unrealized gain	2,682	1,542	10,159	1,398
Loss and loss adjustment expenses	1,429	1,535	4,346	3,213
Third-party operating expenses	11,581	6,033	26,325	21,676
General and administrative expenses	6,703	4,448	16,196	13,209
Depreciation and amortization	699	672	2,179	2,016
Total expenses	56,712	37,494	166,603	110,213

Other income (expense):
Investment income (loss)	2,565	(143)	8,663	663
Interest income	1,008	358	2,172	961
Interest expense	(2,407)	(1,701)	(6,547)	(2,626)
Total other income (expense)	1,166	(1,486)	4,288	(1,002)
Income before provision for income taxes	121,489	31,655	246,282	74,498
Income tax provision	(2,607)	(397)	(3,441)	(579)
Net income	118,882	31,258	242,841	73,919
Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	60,900	4,089	70,663	10,574
Net income attributable to Bridge Investment Group Holdings LLC	57,982	27,169	172,178	63,345
Net income attributable to Common Control Group prior to Transactions and IPO	3,775	27,169	117,971	63,345
Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	43,904	—	43,904	—
Net income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	$10,303	$—	$10,303	$—

Earnings per share of Class A common stock - Basic and Diluted(1)	$0.41		$0.41
Weighted-average shares of Class A common stock outstanding - Basic and Diluted(1)	22,284,351		22,284,351

(1) Represents the period following the Transactions and the IPO, from July 16, 2021 through September 30, 2021, as described in note 23.

See notes to condensed combined and consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Combined and Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income	$118,882	$31,258	$242,841	$73,919
Other comprehensive income (loss) - foreign currency translation adjustments, net of tax	(13)	1	(6)	1
Total comprehensive income	118,869	31,259	242,835	73,920
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	60,900	4,089	70,663	10,574
Comprehensive income attributable to Bridge Investment Group Holdings LLC	57,969	27,170	172,172	63,346
Less: comprehensive income attributable to Common Control Group prior to Transactions and IPO	3,775	27,170	117,971	63,346
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	43,904	—	43,904	—
Comprehensive income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	$10,290	$—	$10,297	$—

See notes to condensed combined and consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Combined and Consolidated Statements of Changes in Shareholders’/Members’ Equity (Unaudited)

								NCI in
						Accumulated		Bridge
						other	NCI in	Investment	Total
	Net			Additional		comprehensive	Operating	Group	Shareholdersʼ/
	investment	Class A	Class B	paid-in	Retained	income	Company	Holdings	membersʼ
(in thousands)	CCG(1)	common stock	common stock	capital	earnings	(loss)	or CCG(2)	Inc.(3)	equity
Balance at June 30, 2021	$157,253	$—	$—	$—	$—	$11	$12,377	$—	$169,641
Net income prior to Transactions and IPO	3,775	—	—	—	—	—	1,799	—	5,574
Foreign currency translation adjustment prior to Transactions and IPO	—	—	—	—	—	(11)	—	—	(11)
Share-based compensation prior to Transactions and IPO	196	—	—	—	—	—	19	—	215
Distributions prior to Transactions and IPO	(18,377)	—	—	—	—	—	(3,186)	—	(21,563)
Settlement of accrued performance allocations compensation liability with equity	14,247	—	—	—	—	—			14,247
Recognition of non-controlling interests in certain subsidiaries concurrent with Transactions and IPO	(142,986)	—	—	—	—	—	142,986	—	—
Derecognition of Bridge Debt Strategies Fund GP LLC	2,337	—	—	—	—	—	—	—	2,337
Effects of Transactions and purchase of Operating Company Class A Units	(16,445)	28	975	15,442	—	—	—	—	—
Issuance of Class A common stock sold in IPO, net of underwriting discount and issuance costs	—	187	—	277,006	—	—	—	(139,875)	137,318
Purchase of membership interests in the Operating Company	—	—	(108)	(157,955)	—	—	—	158,063	—
Issuance of Class A common stock from Underwritersʼ exercise of over-allotment option, net of underwriting discount and issuance costs	—	14	—	18,174	—	—	—	(18,188)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	18,730	—	—	—	—	18,730
Equity reallocation between controlling and non-controlling interests subsequent to Transactions and IPO	—	—	—	(119,149)	—	—	—	119,149	—
Capital contributions subsequent to Transactions and IPO	—	—	—	—	—	—	186	—	186
Net income subsequent to Transactions and IPO	—	—	—	—	10,303	—	59,101	43,904	113,308
Foreign currency translation subsequent to Transactions and IPO	—	—	—	—	—	(2)	—	—	(2)
Share-based compensation subsequent to Transactions and IPO	—	1	—	531	—	—	4	1,702	2,238
Distributions subsequent to Transactions and IPO	—	—	—	—	—	—	(18,515)	(5,628)	(24,143)
Balance at September 30, 2021	$—	$230	$867	$52,779	$10,303	$(2)	$194,771	$159,127	$418,075

Balance at June 30, 2020	$164,721	$—	$—	$—	$—	$—	$8,697	$—	$173,418
Net income for the period	27,169	—	—	—	—	—	4,089	—	31,258
Foreign currency translation adjustment	—	—	—	—	—	1	—	—	1
Distributions to members	(54,127)	—	—	—	—	—	(5,435)	—	(59,562)
Repurchase of membership interests	(59)	—	—	—	—	—	(40)	—	(99)
Share-based compensation	351	—	—	—	—	—	36	—	387
Balance at September 30, 2020	$138,055	$—	$—	$—	$—	$1	$7,347	$—	$145,403

(1) Net investment in Common Control Group ("CCG")

(2.)Non-controlling interests ("NCI") in Bridge Investment Group Holdings LLC or Common Control Group

(3) Non-controlling interests ("NCI") in Bridge Investment Group Holdings Inc.

See notes to condensed combined and consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Combined and Consolidated Statements of Changes in Shareholders’/Members’ Equity (Unaudited) (continued)

								NCI in
						Accumulated		Bridge
						other	NCI in	Investment	Total
	Net			Additional		comprehensive	Operating	Group	Shareholdersʼ/
	investment	Class A	Class B	paid-in	Retained	income	Company	Holdings	membersʼ
(in thousands)	CCG(1)	common stock	common stock	capital	earnings	(loss)	or CCG(2)	Inc.(3)	equity
Balance at December 31, 2020	$186,091	$—	$—	$—	$—	$4	$15,376	$—	$201,471
Net income prior to Transactions and IPO	117,971	—	—	—	—	—	11,562	—	129,533
Foreign currency translation adjustment prior to Transactions and IPO	—	—	—	—	—	(4)	—	—	(4)
Share-based compensation prior to Transactions and IPO	14,704	—	—	—	—	—	975	—	15,679
Capital contributions prior to Transactions and IPO	422	—	—	—	—	—	323	—	745
Distributions prior to Transactions and IPO	(176,273)	—	—	—	—	—	(17,186)	—	(193,459)
Repurchase of membership interests prior to Transactions and IPO	(68)	—	—	—	—	—	(42)	—	(110)
Settlement of accrued performance allocations compensation liability with equity	14,247	—	—	—	—	—	—	—	14,247
Recognition of non-controlling interests in certain subsidiaries concurrent with Transactions and IPO	(142,986)	—	—	—	—	—	142,986	—	—
Derecognition of Bridge Debt Strategies Fund GP LLC	2,337	—	—	—	—	—	—	—	2,337
Effects of Transactions and purchase of Operating Company Class A Units	(16,445)	28	975	15,442	—	—	—	—	—
Issuance of Class A common stock sold in IPO, net of underwriting discount and issuance costs	—	187	—	277,006	—	—	—	(139,875)	137,318
Purchase of membership interests in the Operating Company	—	—	(108)	(157,955)	—	—	—	158,063	—
Issuance of Class A common stock from Underwritersʼ exercise of over-allotment option, net of underwriting discount and issuance costs	—	14	—	18,174	—	—	—	(18,188)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	18,730	—	—	—	—	18,730
Equity reallocation between controlling and non-controlling interests subsequent to Transactions and IPO	—	—	—	(119,149)	—	—	—	119,149	—
Capital contributions subsequent to Transactions and IPO	—	—	—	—	—	—	186	—	186
Net income subsequent to Transactions and IPO	—	—	—	—	10,303	—	59,101	43,904	113,308
Foreign currency translation subsequent to Transactions and IPO	—	—	—	—	—	(2)	—	—	(2)
Share-based compensation subsequent to Transactions and IPO	—	1	—	531	—	—	4	1,702	2,238
Distributions subsequent to Transactions and IPO	—	—	—	—	—	—	(18,514)	(5,628)	(24,142)
Balance at September 30, 2021	$—	$230	$867	$52,779	$10,303	$(2)	$194,771	$159,127	$418,075

Balance at December 31, 2019	$174,465	$—	$—	$—	$—	$—	$15,860	$—	$190,325
Net income for the period	63,345	—	—	—	—	—	10,574	—	73,919
Foreign currency translation adjustment	—	—	—	—	—	1	—	—	1
Capital contributions	—	—	—	—	—	—	273	—	273
Distributions to members	(94,248)	—	—	—	—	—	(19,430)	—	(113,678)
Repurchase of membership interests	(6,559)	—	—	—	—	—	(39)	—	(6,598)
Share-based compensation	1,052	—	—	—	—	—	109	—	1,161
Balance at September 30, 2020	$138,055	$—	$—	$—	$—	$1	$7,347	$—	$145,403
(1) Net investment in Common Control Group ("CCG")

(2.)Non-controlling interests ("NCI") in Bridge Investment Group Holdings LLC or Common Control Group

(3) Non-controlling interests ("NCI") in Bridge Investment Group Holdings Inc.

See notes to condensed combined and consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Combined and Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$242,841	$73,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,179	2,016
Amortization of financing costs and debt discount and premium	392	140
Share-based compensation	17,917	1,161
Equity in income of investments	(7,828)	(353)
Changes in unrealized gain on General Partner Notes Payable	(830)	(657)
Amortization of lease liabilities	(203)	(209)
Changes in unrealized performance allocations	(111,009)	(12,045)
Changes in unrealized accrued performance allocations compensation	10,159	1,398
Changes in operating assets and liabilities:
Receivable from affiliates	(8,136)	15,409
Prepaid and other current assets	(1,929)	(1,230)
Accounts payable and accrued expenses	(430)	(1,481)
Accrued payroll and benefits	2,374	(1,675)
Other liabilities	3,816	1,893
Insurance loss and self-insurance reserves	1,630	856
Accrued performance allocations compensation	1,918	198
Net cash provided by operating activities	152,861	79,340
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(10,667)	(15,553)
Proceeds from sale of investments	1,274	5,313
Issuance of notes receivable	(385,165)	(108,240)
Proceeds from collections on notes receivable	409,552	94,932
Purchase of tenant improvements, furniture and equipment	(893)	(34)
Net cash provided by (used in) investing activities	14,101	(23,582)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	931	273
Distributions to members	(176,273)	(94,248)
Distributions to non-controlling interests	(41,327)	(19,430)
Repurchase of membership interests	(110)	(6,598)
Proceeds from issuance of common stock - IPO, net of underwriting discount and issuance costs	277,193	—
Purchase of membership interests in Operating Company	(158,063)	—
Proceeds from issuance of common stock - Underwritersʼ exercise of over-allotment option, net of underwriting discount and issuance costs	18,188	—
Payments of deferred financing costs	—	(2,489)
Borrowings from notes payable	—	150,000
Repayment of notes payable	—	(2,762)
Repayments of General Partner Notes Payable	(1,067)	(500)
Proceeds from line of credit	85,800	91,306
Payments of line of credit	(85,800)	(102,542)
Net cash provided by (used in) financing activities	(80,528)	13,010
Net increase in cash, cash equivalents, and restricted cash	86,434	68,768
Cash, cash equivalents and restricted cash - beginning of period	107,354	60,110
Cash, cash equivalents and restricted cash - end of period	$193,788	$128,878

Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$3,492	$752
Cash paid for interest	8,066	1,438
Settlement of accrued performance allocations compensation liability with equity	14,247	—
Derecognition of Bridge Debt Strategies Fund GP LLC	2,337	—

Cash and cash equivalents	$188,338	$125,755
Restricted cash	5,450	3,123
Cash, cash equivalents, and restricted cash	$193,788	$128,878

See notes to condensed combined and consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Notes to Condensed Combined and Consolidated Financial Statements

1.
ORGANIZATION

Bridge Investment Group Holdings Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2021. In connection with its incorporation, the Company issued 100 shares of common stock for $100 to Bridge Investment Group Holdings LLC (the “Operating Company”). The Company was formed for the purpose of completing a public offering and related Transactions in order to conduct the business of Bridge Investment Group Holdings Inc. as a publicly traded entity. On July 20, 2021, the Company completed its initial public offering of 18,750,000 shares of its Class A common stock at a public offering price of $16.00 per share (the “IPO”) receiving approximately $277.2 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. The Operating Company used net proceeds from the public offering to pay approximately $137.1 million in cash to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners. The net proceeds from the IPO were used to purchase 18,750,000 newly issued Class A Units from the Operating Company at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses. See Note 18, “Shareholders’ Equity,” for additional details.

In connection with the IPO, owners of the Contributed Bridge GPs contributed their interests in the respective Contributed Bridge GPs in exchange for LLC Interests in the Operating Company. Prior to the IPO, the Operating Company did not have any direct interest in the Contributed Bridge GPs. These combined financial statements prior to the IPO include 100% of operations of the Contributed Bridge GPs for the periods presented on the basis of common control.

Subsequently, on August 12, 2021, the underwriters exercised their over-allotment option to purchase an additional 1,416,278 shares of our Class A common stock. The Company used 100% of the net proceeds of approximately $18.2 million, after taking into account the underwriting discounts and commissions and estimated offering expenses, to purchase 1,416,278 newly issued Class A Units directly from the Operating Company, at a price per Class A Unit equal to the IPO price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Operating Company used all of the net proceeds from the sale of Class A Units to the Company related to this over-allotment option to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners.

Bridge Investment Group Holdings LLC (formerly Bridge Investment Group LLC) (the “Operating Company”), a Delaware limited liability company, was formed on December 2, 2011, to act as a holding company of certain affiliates that provide an array of real estate-related services. The Operating Company is the ultimate controlling entity, through its wholly owned subsidiary Bridge Fund Management Holdings LLC, of the following investment manager entities (collectively, the “Fund Managers”): Bridge Multifamily Fund Manager LLC, Bridge Seniors Housing Fund Manager LLC (“BSHM”), Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC (“BOFM”), Bridge Development Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Logistics Net Lease Fund Manager LLC and Bridge Logistics Properties Fund Manager LLC. The Fund Managers provide real estate and fund investment advisory services on a discretionary basis to multiple investment funds and other vehicles, including joint venture real estate projects, separately managed accounts and privately offered real estate-related limited partnerships, including any parallel investment vehicles and feeder funds (collectively, the “funds”). The Operating Company is entitled to the management fees of the funds. Each time that a new fund family is established, a new general partner for that fund family is also established. These general partners are collectively referred to as the Bridge GPs. The Bridge GPs are entitled to any performance fees from the funds.

The Operating Company and the Bridge GPs, collectively defined as “Bridge” or the “Company,” were under common control by the direct owners of Bridge. The owners had the ability to control the Operating Company and each of Bridge GPs and manage and operate these entities through the Fund Managers, a common board of directors, common ownership, and shared resources and facilities. Bridge represented the predecessor history for the consolidated operations. As a result, the financial statements for the periods prior to the IPO are the combined financial statements of Bridge as the predecessor to the Company for accounting and reporting purposes. We carried forward unchanged the value of the related assets and liabilities recognized in the Contributed Bridge GPs’ financial statements prior to the IPO into our financial statements. We have assessed the Contributed Bridge GPs for consolidation subsequent to the Transactions and IPO and have concluded that the Contributed GPs represent variable interests for which the Operating Company is the primary beneficiary. As a result, the Operating Company consolidates the Contributed Bridge GPs following the Transactions. BDS I GP LLC was not contributed as part of the Transactions and as such, was derecognized upon IPO.

As part of the Transactions, the Operating Company acquired the non-controlling interest of its consolidated subsidiaries BSHM and BOFM, which was accounted for as an equity transaction with no gain or loss recognized in the combined statement of operations. The carrying amounts of the non-controlling interest in BSHM and BOFM were adjusted to zero.

Following the IPO, the Company is a holding company whose principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A Units and 100% of the Class B Units (voting only) in the Operating Company. The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and report non-controlling interests related to the Class A Units of the Operating Company that are not owned by the Company. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement (see Note 17 “Income Taxes”). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. As of September 30, 2021, the Company held approximately 23% of the economic interest in the Operating Company. As the Operating Company’s members exchange their Class A Units into the Company’s Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.

These financial statements should be read in conjunction with our annual financial statements filed with the Registration Statement and include all adjustments necessary for a fair presentation.

2.
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying condensed combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Operating Company and Bridge GPs have historically been under common control. Prior to the IPO, the financial statements were the combined financial statements of the Operating Company and the Bridge GPs. Subsequent to the IPO, the financial statements are the consolidated financial statements of the Company. All intercompany accounts and transactions have been eliminated in the condensed combined and consolidated financial statements.

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

Non-controlling Interests — Non-controlling interests represent the share of consolidated entities owned by third parties. Bridge recognizes each non-controlling shareholder’s respective ownership at the estimated fair value of the net assets at the date of formation or acquisition. Non-controlling interests are subsequently adjusted for the non-controlling shareholder’s additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. Net income is allocated to non-controlling interests based on the weighted-average ownership interest during the period. The net income that is not attributable to Bridge is reflected in net income attributable to non-controlling interests in the consolidated statements of operations and comprehensive income and shareholders’ equity.

Use of Estimates — The preparation of condensed combined and consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The COVID-19 pandemic has caused uncertainty and disruption in the global economy and financial markets. As a result, management’s estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.

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

In some instances, an instrument may fall into more than one level of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level 3 being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair value hierarchy level as of the beginning of the reporting period. (See Note 8 “Fair Value Measurements” for further detail.)

Fair Value Option — The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. (See Note 8 “Fair Value Measurements” for further detail). The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company elected the fair value option for the General Partner Notes Payable.

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

Changes in fair value of equity method investments are recorded in realized and unrealized gains (losses) in the condensed combined and consolidated statements of operations.

Equity Method Investments

The Company accounts for investments under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity but does not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company’s share of the entity’s net income or loss as well as other comprehensive income or loss. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period Bridge calculates the accrued performance allocations that would be due to Bridge for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to Bridge to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. Bridge ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. Bridge is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in investments in the condensed combined and consolidated balance sheets.

For certain equity method investments, the Company records its proportionate share of income on a one to three-month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the condensed combined and consolidated statements of cash flows under the cumulative earnings approach.

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

The Company facilitates the payments of these fees, which are recorded as receivables-principally from affiliated parties on the condensed combined and consolidated balance sheets, until such amounts are repaid. The Company assesses the collectability of such receivables considering the offering period, historical and forecasted capital raising, and establishes an allowance for any balances considered not collectible. None of the receivables were considered not collectible at the respective balance sheet dates.

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

Goodwill — The Company has goodwill of $9.8 million related to the acquisition of Bridge Property Management, L.C. (“BPM”) and Bridge Acquisitions, Asset Management, and Dispositions LLC (“BAA&D”) in 2012, and Bridge Commercial Real Estate LLC (“BCRE”) and affiliated companies in 2016. Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. The Company performs its annual goodwill impairment test as of December 31, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed an annual goodwill impairment assessment as of December 31, 2020 and determined that there was no impairment of goodwill.

The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of September 30, 2021, there were no indicators of goodwill impairment.

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

Investment Income (inclusive of incentive fees and performance allocation)

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

As the fair value of underlying assets varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (i) positive performance resulting in an increase in the carried interest allocated to the Company or (ii) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a reversal of previously recognized carried interest allocated to the Company. Accrued but unpaid carried interest as of the reporting date is recorded within accrued performance allocations compensation in the condensed combined and consolidated balance sheet.

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

The Company accounts for carried interest, which represents a performance-based capital allocation from a fund General Partner to the Company, as earnings from financial assets within the scope of ASC 323, Investments—Equity Method and Joint Ventures. The underlying investments in the funds upon which the allocation is based reflect valuations on a three-month lag. The Company recognizes performance allocation as a separate revenue line item in the condensed combined and consolidated statements of operations with uncollected carried interest as of the reporting date reported within investments in the condensed combined and consolidated balance sheet.

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

Performance Allocations Compensation — A portion of the performance allocations earned is awarded to employees in the form of carried interest (“carry awards”). The Company evaluates performance allocation awards to determine if they are liability-classified carry awards or equity-classified carry awards.

Liability-classified carry awards granted to employees and other participants are accounted for as a component of compensation and benefits expense contemporaneously with our recognition of the related realized and unrealized performance allocation revenue. Upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed. Liabilities recognized for carried interest amounts due to affiliates are not paid until the related performance allocation revenue is realized. The Company records incentive fee compensation when it is probable that a liability has been incurred and the amount is reasonably estimable. The incentive fee compensation accrual is based on a number of factors, including the cumulative activity for the period and the expected timing of the distribution of the net proceeds in accordance with the applicable governing agreement. There was $14.2 million of accrued performance allocations accrued prior to the IPO related to the Contributed Bridge GPs that were previously treated as liabilities that were exchanged for interests in the Operating Company at fair value and as such were treated as an extinguishment of a liability with equity. No gain or loss was recorded in the statement of operations related to this transaction.

Third-party Operating Expenses — Third-party operating expenses represent transactions, largely operation and leasing of assets, with third-party operators of real estate owned by the funds where the Company was determined to be the principal rather than the agent in the transaction.

Realized and Unrealized Gains (Losses) — Realized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. The Company’s share of the investee’s income and expenses for the Company’s equity method investments (exclusive of carried interest) is also included within realized and unrealized gains (losses). Realized and unrealized gains (losses) are presented together as realized and unrealized gains (losses) in the condensed combined and consolidated statements of operations.

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

Foreign Currency — The U.S. dollar is the Company’s functional currency; however, certain transactions of the Company may not be denominated in U.S. dollars. Foreign exchange revaluation arising from these transactions is recognized within other income (expense) in the condensed and combined and consolidated statements of operations. For the three and nine months ended September 30, 2021, transaction losses related to foreign currencies revaluation were immaterial.

In addition, the condensed combined and consolidated results include certain foreign subsidiaries that use functional currencies other than the U.S. dollar. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rates as of the reporting date. Income and expense and gain and loss transactions denominated in foreign currencies are generally translated into U.S. dollars monthly using the average exchange rates during the respective transaction period. Translation adjustments resulting from this process are recorded to currency translation adjustment in accumulated other comprehensive income (loss).

Income Taxes — The Company is a corporation for U.S. federal income tax purposes and therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Operating Company. The Operating Company is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Operating Company flows through to its members, including the Company, and is generally not subject to U.S. federal or state income tax at the level of the Operating Company. The Operating Company’s non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. Additionally, certain subsidiaries are subject to local jurisdiction taxes at the entity level, with the related tax provision reflected in the condensed combined and consolidated statements of operations. As a result, the Operating Company does not generally record U.S. federal and state income taxes on its income or that of its subsidiaries, except for certain local and foreign income taxes discussed above.

Taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted. The principal items giving rise to temporary differences are certain basis differences resulting from exchanges of units in the Operating Company.

Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount, timing and character of the Company’s future taxable income. When evaluating the realizability of deferred tax assets, all evidence – both positive and negative – is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.

The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more likely than not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more likely than not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed combined and consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the condensed combined and consolidated statements of operations. See Note 17 “Income Taxes” for more information.

Other than BIGRM and Bridge PM, Inc., the Operating Company and its subsidiaries are limited liability companies and partnerships, as such, are not subject to income taxes; the individual members of the Operating Company are required to report their distributive share of the Operating Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns.

Tax Receivable Agreement — In connection with the IPO, the Company entered into a Tax Receivable Agreement with the Operating Company and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) increases in the Company’s allocable share of the tax basis of the Operating Company’s assets resulting from (a) the Company’s purchase of Class A Units directly from the Operating Company and the partial redemption of Class A Units by the Operating Company in connection with the IPO, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of Class A Units for Class A common stock or cash and (c) certain distributions (or deemed distributions) by the Operating Company; (2) the Company’s allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units (including in connection with the IPO), which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by the Company and (3) certain additional tax benefits arising from payments made under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these net cash tax savings under the Tax Receivable Agreement.

Comprehensive Income — Other comprehensive income consists of net income and other appreciation (depreciation) affecting the Company that, under GAAP, are excluded from net income. The Company’s other comprehensive income includes foreign currency translation adjustments.

Segments — The Company operates its business in a single segment, which is how the chief operating decision maker (who is our chairman) reviews financial performance and allocates resources.

Recently Adopted Accounting Standards

Consolidation — In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-17, an update to ASC Topic 810, Consolidations. ASU 2018-17 requires reporting entities to consider indirect interests held by related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety in determining whether a decision-making fee is a variable interest. ASU 2018-17 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. The Company adopted the provisions of ASU 2018-17 on January 1, 2020. This adoption did not have an impact on the condensed combined and consolidated financial statements.

Fair Value — In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements. The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements of instruments held at balance sheet date, as well as the range and weighted-average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain previously required disclosures are eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. Additionally, the new guidance clarifies or modifies certain existing disclosures, including clarifying that information about measurement uncertainty of Level 3 fair values should be as of reporting date and requiring disclosures of the timing of liquidity events for investments measured under the NAV practical expedient, but only if the investee has communicated this information or has announced it publicly. The provisions on new disclosures and modification to disclosure of Level 3 measurement uncertainty are to be applied prospectively, while all other provisions are to be applied retrospectively. ASU No. 2018-13 was effective January 1, 2020. The adoption of this standard did not have a material effect on the Company’s existing disclosures.

Income Taxes —In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public entities for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods, with early adoption permitted. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The adoption of this standard did not have a material effect on the Company’s combined and consolidated financial statements.

Recent Accounting Pronouncements (Not Yet Adopted)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet for all leases and to disclose certain information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public business entities, ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities, including emerging growth companies (“EGCs”), as defined by the SEC, that have elected to defer adoption until the standard is effective for non-public business entities, to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. Upon adoption of this guidance, the Company expects to record right-of-use assets and lease liabilities on its consolidated balance sheets, relating to its operating leases. However, the Company does not expect the adoption to materially impact its consolidated statements of operations because substantially all of its leases are classified as operating leases, which will continue to be recognized as expense on a straight-line basis under the new guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under this guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The guidance also modifies the impairment models for available-for-sale debt securities and purchased financial assets with credit deterioration since their origination. This guidance is effective for annual and interim periods beginning after December 15, 2022 for EGCs that have elected to defer adoption until the guidance becomes effective for non-public entities, with early adoption permitted. The Company does not expect the adoption to have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 and ASU 2021-01 at any time after March 12, 2020 but no later than December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3.
REVENUE

The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include insurance premiums, other asset management and property income and are described elsewhere in the Quarterly Report. The following tables present revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

FUND MANAGEMENT FEES	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Funds	$38,827	$25,152	$101,808	$73,791
Joint ventures and separately managed accounts	1,749	1,472	4,155	4,275
Total fund management fees	$40,576	$26,624	$105,963	$78,066

PROPERTY MANAGEMENT AND LEASING FEES	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Seniors Housing	$6,433	$6,490	$19,589	$20,641
Multifamily	4,536	3,839	12,951	11,227
Office	11,541	3,418	21,052	13,246
Total property management and leasing fees	$22,510	$13,747	$53,592	$45,114

CONSTRUCTION MANAGEMENT FEES	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Multifamily	$1,295	$911	$3,353	$2,906
Office	730	796	2,308	2,297
Seniors Housing	72	85	327	366
Total construction management fees	$2,097	$1,792	$5,988	$5,569

TRANSACTION FEES	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Acquisition fees	$19,838	$3,793	$37,627	$15,877
Brokerage fees	2,069	1,292	5,848	4,847
Total transaction fees	$21,907	$5,085	$43,475	$20,724

For the three and nine months ended September 30, 2021 and 2020, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of revenue was derived from operations in the United States.

As of September 30, 2021 and December 31, 2020, the Company had $5.9 million and $2.9 million, respectively, of deferred revenues, which is included in other current liabilities in the condensed combined and consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recognized $0.3 million and $2.3 million, respectively, as revenue from amounts included in the deferred revenue balance as of December 31, 2020. The Company expects to recognize the deferred revenues within a year of the balance sheet date.

4.
MARKETABLE SECURITIES

The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of September 30, 2021 and December 31, 2020, the Company’s investment securities are summarized as follows:

		Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2021:
Exchange traded funds	$1,306	$21	$—	$1,327
Mutual funds	7,743	39	(1)	7,781
Total marketable securities	$9,049	$60	$(1)	$9,108

December 31, 2020:
Exchange traded funds	$713	$23	$—	$736
Mutual funds	4,301	16	—	4,317
Total marketable securities	$5,014	$39	$—	$5,053

5.
INVESTMENTS

The Company has interests in 144 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of real estate. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below:

		Carrying Value at
(in thousands)		September 30,	December 31,
Investments		2021	2020
Accrued performance allocations	(1)	$301,910	$199,410
Partnership interest in Company sponsored funds	(2)	27,871	12,975
Investments in third-party partnership	(3)	6,393	2,697
Other investments	(4)	4,221	345
		$340,395	$215,427

(1)
Represents an investment in carried interest in the funds. There is a disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles. Investment is valued using NAV of the respective vehicle.
(2)
Investments in the funds and limited partnership interest, included in “other investments” on the consolidated balance sheet, are valued using NAV of the respective vehicle.
(3)
Investments in limited partnership interest in third-party private proptech venture capital firms, included in “other investments” on the consolidated balance sheet. Valued using NAV of the respective vehicle.

(4)
Other investments, included in “other investments” on the balance sheet, are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes.

Fair value of the investments is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more-timely basis.

The Company’s equity method investments include investments that are not consolidated, but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the Securities Exchange Commission. At September 30, 2021, the Company’s investment in Bridge Multifamily Fund III and Bridge Multifamily Fund IV represented 12% and 16% of total assets, respectively. No other investment represented greater than 10% of total assets.

The following table presents financial information of our significant equity investment in Bridge Multifamily Fund III:

(in thousands)	Three Months Ended
Investment income	September 30, 2021	September 30, 2020
Net earnings from investments in real estate	$5,154	$543
Interest and other income	15	—
Total investment income	5,169	543
Expenses
Management fees	1,496	60
Partnership expense	570	42
Total expenses	2,066	102
Net investment income	3,103	441

Net realized gain on investments in real estate	90,752	50
Changes in unrealized gain on investments in real estate	41,445	873
Unrealized gain on interest rate swap	1,023	—
Net gain on investments	133,220	923
Net increase in partnersʼ capital resulting from operations	$136,323	$1,364

(in thousands)	Nine Months Ended
Investment income	September 30, 2021	September 30, 2020
Net earnings from investments in real estate	$18,716	$722
Interest and other income	26	12
Total investment income	18,742	734
Expenses
Management fees	4,796	187
Partnership expense	1,198	326
Interest expense	25	1
Total expenses	6,019	514
Net investment income	12,723	220

Net realized gain on investments in real estate	209,867	4,192
Changes in unrealized gain on investments in real estate	63,187	(1,489)
Unrealized gain on interest rate swap	3,952	—
Net gain on investments	277,006	2,703
Net increase in partnersʼ capital resulting from operations	$289,729	$2,923

The following table presents financial information of our significant equity investment in Bridge Multifamily Fund IV:

(in thousands)	Three Months Ended
Investment income	September 30, 2021	September 30, 2020
Net earnings from investments in real estate	$18,189	$15,169
Interest and other income	136	1
Total investment income	18,325	15,170
Expenses
Management fees	3,822	4,767
Partnership expense	1,617	494
Interest expense	57	110
Total expenses	5,496	5,371
Net investment income	12,829	9,799

Changes in unrealized gain on investments in real estate	366,490	45,681
Net gain on investments	366,490	45,681
Net increase in partnersʼ capital resulting from operations	$379,319	$55,480

(in thousands)	Nine Months Ended
Investment income	September 30, 2021	September 30, 2020
Net earnings from investments in real estate	$51,268	$27,185
Interest and other income	241	2
Total investment income	51,509	27,187
Expenses
Management fees	12,576	14,414
Partnership expense	2,585	1,474
Interest expense	912	920
Total expenses	16,073	16,808
Net investment income	35,436	10,379

Changes in unrealized gain on investments in real estate	693,496	120,013
Net gain on investments	693,496	120,013
Net increase in partnersʼ capital resulting from operations	$728,932	$130,392

6.
NOTES RECEIVABLE FROM AFFILIATES

As of September 30, 2021 and December 31, 2020, the Company had the following short-term notes receivable from affiliates outstanding:

	September 30,	December 31,
(in thousands)	2021	2020
Bridge Office Fund II	$14,140	$25,770
Bridge Debt Strategies Fund I	5,335	4,500
Bridge Seniors Housing Fund I	—	5,000
Bridge Seniors Housing Fund II	—	5,000
Bridge Seniors Housing Fund III	—	525
Total	$19,475	$40,795

As of September 30, 2021, interest on these loans accrued at a fixed rate of 4.025%.

The Company had interest receivable on these notes as of September 30, 2021 and December 31, 2020 totaling $0.2 million and $0.3 million, respectively, which are included in prepaid and other current assets in the accompanying condensed combined and consolidated balance sheets.

7.
NOTES RECEIVABLE FROM EMPLOYEES

During 2021, the Company executed multiple notes with employees, none of whom are officers, to invest in the Company or the Operating Company. As of September 30, 2021, the aggregate outstanding principal amount outstanding was $4.4 million. These notes mature in 2029 and are interest only for the first two years after origination, after which they accrue interest at 4.025%. The Company had an interest receivable from balances on these notes as of September 30, 2021 totaling approximately $10,000, which is included prepaid and other current assets in the accompanying condensed combined and consolidated balance sheets.

As of December 31, 2020, the Company had multiple notes with employees with an aggregate outstanding principal amount of $7.4 million. These notes were short-term in nature and accrued interest at 4.025%. During the first quarter of 2021 all of the notes from employees were repaid. The Company had interest receivable from balances on these notes as of December 31, 2020 totaling approximately $2,000, which is included in prepaid and other current assets in the accompanying condensed combined and consolidated balance sheets.

8.
FAIR VALUE MEASUREMENTS

Exchange traded funds: Valued using the market price of the fund as of the combined and consolidated balance sheet dates, September 30, 2021 and December 31, 2020. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.

Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the combined and consolidated balance sheet dates, September 30, 2021 and December 31, 2020. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.

Accrued performance allocations and partnership interests: The Company generally values its investments in accrued performance allocations and partnership interests using the NAV per share equivalent calculated by the investment manager as a practical expedient to determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the NAV per share practical expedient.

Other Investments: Investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes.

General Partner Notes Payable: Valued using the NAV per share equivalent calculated by the investment manager as a practical expedient to determining an independent fair value.

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

The following table presents assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

				Measured at
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
September 30, 2021
Assets:
Exchange traded funds	$1,327	$—	$—	$—	$1,327
Mutual funds	7,781	—	—	—	7,781
Accrued performance allocations	—	—	—	301,910	301,910
Partnership interests	—	—	—	34,264	34,264
Other	—	—	4,221	—	4,221
Total assets	$9,108	$—	$4,221	$336,174	$349,503

Liabilities:
General Partner Notes Payable	$—	$—	$—	$12,007	$12,007

December 31, 2020
Assets:
Exchange traded funds	$736	$—	$—	$—	$736
Mutual funds	4,317	—	—	—	4,317
Accrued performance allocations	—	—	—	199,410	199,410
Partnership interests	—	—	—	15,672	15,672
Other	—	—	345	—	345
Total assets	$5,053	$—	$345	$215,082	$220,480

Liabilities:
General Partner Notes Payable	$—	$—	$—	$16,458	$16,458

Accrued carried interest allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV:

		Unfunded
(in thousands)	Fair Value	Commitments
September 30, 2021:
Accrued performance allocations	$301,910	$—
Company-sponsored open-end fund	15,525	—
Company-sponsored closed-end funds	12,346	58
Third-party closed-end funds	6,393	3,352
Total	$336,174	$3,410
	#REF!
December 31, 2020:
Accrued performance allocations	$199,410	$—
Company-sponsored open-end fund	12,643	—
Company-sponsored closed-end funds	332	58
Third-party closed-end funds	2,697	4,802
Total	$215,082	$4,860

The Company can redeem its investment in the Company-sponsored open-end fund with a sixty-day notice. The Company’s interests in its closed-end funds are not subject to redemption, with distributions to be received through liquidation of underlying investments of the funds. The closed-end funds generally have eight-to-ten year lives, which may be extended in one year increments up to two years.

Fair Value Information of Financial Instruments Reported at Cost

The carrying values of cash, accounts receivable, due from and to affiliates, interest payable and accounts payable approximate fair value due to their short-term nature and negligible credit risk. The following table presents the carrying amounts and estimated fair values of financial instruments reported at amortized cost.

					Carrying
(in thousands)	Level 1	Level 2	Level 3	Total	Value
September 30, 2021:
Notes Payable, Net (private notes)	$—	$—	$146,211	$146,211	$150,000

December 31, 2020:
Notes Payable, Net (private notes)	$—	$—	$149,225	$149,225	$150,000

Fair values of the Private Notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments.

9.
TENANT IMPROVEMENTS, FURNITURE AND EQUIPMENT

The following table presents the balances per asset class as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in thousands)	2021	2020
Tenant improvements	$4,642	$3,893
Office furniture	1,674	1,602
Office equipment	211	211
Computer equipment	1,210	1,138
Total tenant improvements, furniture and equipment	7,737	6,844
Accumulated depreciation	(3,537)	(2,686)
Net tenant improvements, furniture and equipment	$4,200	$4,158

Depreciation expense for the Company was $0.3 million for both the three months ended September 30, 2021 and 2020, and $0.9 million for the nine months ended September 30, 2021 compared to $0.8 million for the nine months ended September 30, 2020.

10.
INTANGIBLE ASSETS

The Company amortizes its intangible assets from its business combinations over 6 to 10 years. Amortization is based on the pattern in which the estimated economic benefits of the intangible asset will be consumed. The Company evaluates the recoverability of its intangible assets periodically if there is a triggering event. The amortization expense for these intangible assets was $0.4 million for both the three months ended September 30, 2021 and 2020 and $1.1 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Summarized below are the carrying values for the major classes of intangible assets as of September 30, 2021 and 2020:

	Weighted	Gross		Net
	Average	Carrying	Accumulated	Carrying
(in thousands)	Life	Amount	Amortization	Amount
September 30, 2021:
Customer Lists	10 yrs	$6,835	$(6,835)	$—
Management Contracts	6 yrs	9,063	(5,272)	3,791
Total		$15,898	$(12,107)	$3,791
December 31, 2020:
Customer Lists	10 yrs	$6,835	$(6,781)	$54
Management Contracts	6 yrs	9,063	(4,207)	4,856
Total		$15,898	$(10,988)	$4,910

11.
INSURANCE LOSS RESERVES AND LOSS AND LOSS ADJUSTMENT EXPENSES

BIGRM is a wholly owned subsidiary of Bridge and is licensed under the Utah Captive Insurance Companies Act. BIGRM provides the following insurance policies:

•
Lease Security Deposit Fulfillment (limits $500 per occurrence/per property unit)
•
Lessor Legal Liability (limits $100,000 per occurrence/per property unit)
•
Workers’ Compensation Deductible Reimbursement (limit $250,000 per occurrence)
•
Property Deductible Reimbursement ($750,000 per occurrence/$2,000,000 policy annual aggregate)
•
General Liability Deductible Reimbursement ($5,000,000 in excess of $25,000 per occurrence; $10,000,000 policy annual aggregate)

For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through the balance sheet date, September 30, 2021. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of September 30, 2021 and December 31, 2020, the Company had reserved $5.4 million and $4.4 million, respectively.

12.
SELF-INSURANCE RESERVES

Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $125,000 per individual per year. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of September 30, 2021 and December 31, 2020, the Company had reserved $3.4 million and $3.3 million, respectively.

Property and Casualty Reserves — As part of its property management business, the Company arranges for property and casualty risk management for the properties and entities affiliated with the Company (the “Insurance Program”). The Company uses a broker to arrange for insurers to provide coverage deemed necessary by management and required by lenders or property owners. Under the terms of the risk management program, each property has a $25,000 deductible for property and casualty claims for insured events. Insured property losses in excess of $25,000 for multifamily properties and $50,000 of commercial office properties are self-insured or fully insured as described below.

The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. The Company’s SIR is comprised of a layer of losses that the Company is responsible for satisfying after the properties have met their $25,000 deductible for each claim. That layer covers losses between $25,000 and $100,000 and has no aggregate limit for that layer of risk. All multifamily losses above $100,000 are fully insured. For commercial office, all losses are fully insured after the $50,000 deductible has been met. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover the following: 100% of the $2.0 million layer above the multifamily deductible and SIR. All losses above $2.0 million are fully insured by multiple outside insurance carriers. There is also a $750,000 per occurrence limit for any single loss. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $25,000/$50,000 deductibles and SIR of $75,000 for multifamily properties as outlined above.

On June 20, 2020, the Company added a general liability self-insured retention aggregate limit of $10.0 million with a per occurrence limit of $2.0 million and per location limit of $4.0 million. Any insurance claims above these limits are fully insured by multiple insurance carriers. BPM insured this retention with the BIGRM captive. As of September 30, 2021 and December 31, 2020, the Company had reserved $0.9 million and $0.4 million, respectively.

As of September 30, 2021 and December 31, 2020, the total self-insurance reserve liability was $4.3 million and $3.7 million, respectively.

13.
GENERAL PARTNER NOTES PAYABLE

The Bridge GPs traditionally have a General Partner commitment to the respective fund, which is usually satisfied by affiliates direct investment into the funds. For the General Partner commitments for BSH I GP, BMF III GP and BDS I GP, this commitment was satisfied by notes payable (“General Partner Notes Payable”) between the General Partner and certain related parties or outside investors (“GP Lenders”) for reduced management fees. Under the terms of the General Partner Notes Payable, the GP Lender enters into a notes payable with the respective General Partner, which then subscribes to the respective fund for the same amount as the amount of the General Partner Note Payable. The General Partner Notes Payable mature based upon the terms of the limited partnership agreement of the respective fund. The carrying value of the General Partner Notes Payable represents the related GP Lender’s net asset value in the fund. The GP Lenders are entitled to all returned capital and profit distributions net of management fees and carried interest. We have elected the fair value option for the General Partner Notes Payable. The changes in value are recorded in realized and unrealized gains (losses). The following table summarizes the carrying value of the General Partner Notes Payable:

		Fair Value as of	Fair Value as of
(in thousands)	Commitment	September 30, 2021	December 31, 2020
Bridge Seniors Housing Fund I	$4,775	5,274	$5,243
Bridge Multifamily Fund III	9,300	6,733	8,643
Bridge Debt Strategies Fund I	—	—	2,572
Total	$14,075	12,007	$16,458

The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund.

14.
LINE OF CREDIT

On July 22, 2020, the Company entered in a secured revolving line of credit to borrow up to $75.0 million (“Line of Credit”). Debt issuance costs related to the Line of Credit are included in other assets in the condensed combined and consolidated balance sheets. The Company did not have an outstanding balance on the Line of Credit as of September 30, 2021 and December 31, 2020. Borrowings under this arrangement accrue interest at LIBOR plus 2.25%. The revolving Line of Credit contains various financial covenants applicable to the Company. The covenants require the Company to maintain (1) a Consolidated Total Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of no more than 3.0, (2) minimum liquidity of $2.5 million, (3) $20.0 million of affiliate deposits in a specific financial institution and (4) minimum quarterly EBITDA of $10.0 million. As of September 30, 2021, the Company was in full compliance with all debt covenants. The Line of Credit matures on July 22, 2022.

15.
NOTES PAYABLE

On July 22, 2020, Bridge entered into a $150.0 million Note Purchase Agreement, pursuant to which it issued two tranches of notes (the “Private Notes”). As of September 30, 2021 and December 31, 2020, unamortized deferred financing costs were $2.0 million and $2.3 million, respectively, and the net carrying value of the Private Notes was $148.0 million and $147.7 million, respectively. The Private Notes has two tranches, a 5-year 3.9% fixed rate tranche that matures on July 22, 2025 and a 7-year 4.15% fixed rate tranche that matures on July 22, 2027. The Private Notes contain various financial covenants applicable to the Company. The covenants require the Company to maintain (1) a Consolidated Total Debt to Consolidated EBITDA ratio no more than 3.0, (2) minimum liquidity of $2.5 million, and (3) minimum quarterly EBITDA of $10.0 million. As of September 30, 2021, the Company was in full compliance with all debt covenants. The Private Notes are collateralized by the assets held by the Company.

The following table presents scheduled principal payments of the Company’s debt as of September 30, 2021:

(in thousands)
2021	$—
2022	—
2023	—
2024	—
2025	75,000
Thereafter	75,000
Total	$150,000

The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the Company’s Private Notes are recorded as a reduction of the corresponding debt obligation. All debt issuance costs are amortized over the remaining term of the related obligation.

The following table presents the activity of the Company’s debt issuance costs:

		Line of
	Private	credit and
(in thousands)	Notes	term loan
Unamortized debt issuance costs as of December 31, 2020	$2,257	$170
Amortization of debt issuance costs	(322)	(70)
Unamortized debt issuance costs as of September 30, 2021	$1,935	$100

16.
INVESTMENT INCOME (LOSS)

Investment income (loss) in the condensed combined and consolidated statements of operations consist primarily of the realized and unrealized gains and losses on investments (including foreign exchange gains and losses attributable to foreign denominated investments and related activities) and other financial instruments, including those for which the fair value option has been elected. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment or financial instrument, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

The following table summarizes total investment income (loss) on investments and other financial instruments for the three and nine months ended September 30, 2021 and 2020, respectively.

	For the three months ended September 30, 2021
(in thousands)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(1)	$(1,269)	$(1,270)
Investment in third-party partnerships	(98)	683	585
Other investments	4	2,832	2,836
General Partner Notes Payable	—	414	414
Total investment income (loss)	$(95)	$2,660	$2,565

	For the three months ended September 30, 2020
(in thousands)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(34)	$(27)	$(61)
Investment in third-party partnerships	38	(12)	26
Other investments	64	(1)	63
General Partner Notes Payable	—	(171)	(171)
Total investment income (loss)	$68	$(211)	$(143)

	For the nine months ended September 30, 2021
(in thousands)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(5)	$3,184	$3,179
Investment in third-party partnerships	(410)	2,206	1,796
Other investments	4	2,854	2,858
General Partner Notes Payable	—	830	830
Total investment income (loss)	$(411)	$9,074	$8,663

	For the nine months ended September 30, 2020
(in thousands)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(35)	$(26)	$(61)
Investment in third-party partnerships	2	154	156
Other investments	(88)	(1)	(89)
General Partner Notes Payable	—	657	657
Total investment income (loss)	$(121)	$784	$663

17.
INCOME TAXES

Following our IPO, we became a public company on July 16, 2021 and are taxed as a corporation for U.S. federal and state income tax purposes. We are subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income generated by the Operating Company that flows through to the Company.

Prior to our becoming a public company, other than BIGRM and Bridge PM, Inc., the Company and its subsidiaries were limited liability companies or limited partnerships and, as such, were not subject to income taxes; the individual owners of Bridge are required to report their distributive share of the Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns.

In connection with the exchanges of Operating Company interests for Class A common stock by the Original Equity Owners in July and August 2021, the Company’s ownership in the Operating Company increased, which resulted in an increase to deferred tax assets in the amount of $62.2 million. Additionally, in connection with the exchange transactions the Company recorded a corresponding Tax Receivable Agreement liability of $44.4 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging Original Equity Owners.

The Company’s effective tax rate was 2% for the three months ended September 30, 2021. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal taxes prior to the Transactions and the IPO and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests.

The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.

As of September 30, 2021, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next 12 months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed combined and consolidated financial statements.

18.
SHAREHOLDERS’ EQUITY

Bridge Investment Group Holdings Inc.

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Class A common stock is traded on the New York Stock Exchange. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 239,208,722 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. See Note 1 “Organization” for more information about our common stock. As of September 30, 2021, 25,162,561 shares of Class A common stock (including restricted stock) were outstanding, 86,672,703 shares of Class B common stock were outstanding, and there were no shares of our preferred stock outstanding. See “Initial Public Offering” for equity transactions resulting from the Company’s IPO.

The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the nine months ended September 30, 2021.

	Bridge Investment
	Group Holdings Inc.
		Class A
	Class A	restricted	Class B
	common	common	common
	stock	stock	stock
Balance at January 1, 2021	—	—	—
Effect of Transactions and purchase of common stock	2,614,690	245,959	97,463,981
Class A common stock issued - sold in IPO	20,166,278	—	(10,791,278)
Restricted stock issued	—	2,153,204	—
Restricted stock forfeited	—	(17,570)	—
Balance at September 30, 2021	22,780,968	2,381,593	86,672,703

Bridge Investment Group Holdings LLC

Prior to the IPO, the Operating Company had three classes of membership interests: (i) Class A; (ii) Class B-1; and (iii) Class B-2. Class A and Class B-1 represented the voting equity holders and Class B-2 represented profits interests awarded to employees of the Operating Company. Class B-1 and B-2 interests were issued as “profits interests,” pursuant to agreements entered into with certain employees during 2021, 2020 and 2019. At the time of issuance, the Class B-1 and B-2 interests had a capital account interest of zero percent. The holders of Class B-1 and B-2 interests were entitled to distributions in excess of the defined threshold per the respective award. The holders of Class B-2 interests did not have voting rights. As part of the Transactions, the Class B-1 and Class B-2 Units were exchanged for Class A Units in the Operating Company. As part of the Transactions and IPO, 97,463,981 new Class B Units were issued.

Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors.

The Operating Company’s Members’ capital interests are transferable; however, transfers are subject to obtaining the prior written consent of the Company, with certain exceptions for transfers to affiliated parties. Members’ liability is limited to the capital account balance. Distributions are reflected in the condensed combined and consolidated statements of changes in shareholders and members’ equity when declared by the board of directors and consist of distributions to members and non-controlling interest holders.

Subsequent to the IPO, the Company is the sole managing member of the Operating Company, and owns 109.7 million Class A Units and 97.5 million Class B Units (voting only), respectively, of the Operating Company, which is 23% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.

The following table presents a reconciliation of Bridge Investment Group Holdings LLC Interests for the nine months ended September 30, 2021.

	Bridge Investment
	Group Holdings LLC
			Class B-1/2
	Class A	Class B	common
	Units	Units	units
Balance at December 31, 2020	75,718,797	—	5,064,378
Equity reallocation prior to Transactions and IPO	5,064,378	97,463,981	(5,064,378)
Effect of Transactions and purchase of units in the partnerships	19,541,455	—	—
Purchase of partnership interests with IPO net proceeds	9,375,000	—	—
Exchange of Class A shares issued in IPO	—	—	—
Balance at September 30, 2021	109,699,630	97,463,981	—

Initial Public Offering

Bridge GPs

On closing of the IPO, owners of the Contributed Bridge GPs contributed their interests in the respective Contributed Bridge GPs in exchange for LLC Interests in the Operating Company. Prior to the IPO, the Operating Company did not have any direct interest in the Contributed Bridge GPs. These condensed combined and consolidated financial statements include 100% of operations of the Contributed Bridge GPs for the periods presented on the basis of common control prior to the Transactions. Subsequent to the Transactions, the Operating Company consolidated the Contributed Bridge GPs. The net income that is not attributable to the Operating Company is reflected in net income attributable to non-controlling interests in the subsidiaries in the condensed combined and consolidated statements of operations and comprehensive income.

Prior to the Transactions, the Contributed Bridge GPs had three classes of shares: (i) Class A; (ii) Class C; and (iii) Class D. Class A represents the voting interest and Classes C and D represent allocations of carried interest to employees of the Operating Company, which are included in performance allocations compensation. As part of the Transactions, all of the Class C shares of the Contributed Bridge GPs were exchanged for interests in the Operating Company. Generally, if at the termination of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or the funds have received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Bridge GPs will be obligated to repay an amount equal to the excess of amounts previously distributed to the general partner over the amounts to which the general partner was ultimately entitled (generally net of income tax liabilities associated with related allocations of taxable income).

Dividends and distributions are reflected in the condensed combined and consolidated statements of stockholders’ equity when declared by the Company’s board of directors. Dividends are made to Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries.

All of the distributable earnings of the Operating Company prior to the IPO are payable to the Original Equity Owners. As of September 30, 2021, there was $2.3 million that was declared that had not yet been distributed to Original Equity Owners.

19.
COMMITMENTS AND CONTINGENCIES

Long-Term Leases — The Company leases office space generally under long-term non-cancelable operating lease agreements. The terms of each lease are unique and some permit early cancellation, while other leases have only a short period of time remaining on what was originally a longer dated lease agreement that is nearing the maturity.

The table below provides the future minimum rental payments required as of the combined and consolidated balance sheet date, September 30, 2021, in the aggregate and for each of the five succeeding fiscal years for leases greater than a year in length, taking into consideration cancellation options during the life of the lease. As of September 30, 2021, the future minimum lease payments for the remainder of 2021 and the next four years (excluding short-term leases) as well as the total of the minimum lease payments after the next five years for the non-cancellable portion of the lease term described above are as follows:

For the Years Ended
(in thousands)	December 31,
Remainder of 2021	$1,033
2022	3,825
2023	3,621
2024	3,345
2025	3,163
Thereafter	5,485
Total	$20,472

Certain leases contain renewal options, rent escalations based on increases in certain costs incurred by the lessor or increases in the fair market value of the leased property, and terms to pay a proportionate share of the operating expenses. Rent expense is recorded on a straight-line basis over the lease term for leases with determinable rent escalation and lease incentives. These items resulted in long term deferred rent of $0.8 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively, and short-term deferred rent of $0.1 million as of both September 30, 2021 and December 31, 2020. Total rent expense for all of the Company’s office leases for both the three months ended September 30, 2021 and 2020 was $1.0 million (net of lease incentive amortization of $0.1 million). Total rent expense for all of the Company’s office leases for both the nine months ended September 30, 2021 and 2020 was $3.0 million and $3.1 million, respectively, (net of lease incentive amortization of $0.2 million for both periods).

The Company has other operating leases related to computers, copiers and other office equipment that were determined to be immaterial and are not included in the table above.

Allocated Performance Income —Allocated performance income is affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates. Generally, if at the termination of a fund (and at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the applicable Bridge GP receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Bridge GP will be obligated to repay carried interest that was received by the Bridge GP in excess of the amounts to which the Bridge GP is entitled. This contingent obligation is normally reduced by income taxes paid by the members of the Bridge GP (including the Company) related to its carried interest. Additionally, at the end of the life of the funds there could be a payment due to a fund by the Bridge GP if the Bridge GP has recognized more performance income than was ultimately earned. The general partner clawback obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.

At September 30, 2021 and December 31, 2020, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $117.5 million and $62.7 million, respectively, all of which is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of September 30, 2021, there is no contingent repayment obligation or liability.

Guarantees and Other Commitments — The Company has guaranteed a financing facility of $36.0 million, of which $5.1 million is outstanding at September 30, 2021. This facility has been used to finance acquisition of ownership in the Company. Borrowers under the financing facility have pledged their interest in the Company, which Bridge has a right to in the event of default.

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

Indemnification Arrangements — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed combined and consolidated balance sheets as of September 30, 2021. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

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

The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $38.5 million and $16.0 million at September 30, 2021 and December 31, 2020, respectively, included in other investments on the condensed combined and consolidated balance sheets.

The Company combines certain VIEs for which it is the primary beneficiary. Pre-IPO VIEs consist of certain operating entities not wholly owned by the Company and include Bridge Seniors Housing Fund Manager LLC, Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Logistics Net Lease Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, and the Bridge GPs. As part of the Transactions and IPO, the Operating Company acquired the non-controlling interest of its consolidated subsidiaries BSHM and BOFM which was accounted for as an equity transaction with no gain or loss recognized in combined net income. The carrying amounts of the non-controlling interest in BSHM and BOFM were adjusted to zero. The assets of the consolidated VIEs totaled $327.2 million and $244.3 million as of September 30, 2021 and December 31, 2020, respectively, while the liabilities of the consolidated VIEs totaled $44.3 million and $51.3 million as of same dates. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.

21.
RELATED PARTY TRANSACTIONS

Substantially all of the Company’s revenue is earned from its affiliates, including fund management fees, property management and leasing fees, construction management fees, development fees, transaction fees, insurance premiums, and real estate mortgage brokerage and administrative expense reimbursements. The related accounts receivable is included within Receivables from Affiliates within the condensed combined and consolidated balance sheets.

The Company has investment management agreements with the funds that it manages. In accordance with these agreements, the funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the funds.

The Company also has entered into agreements to be reimbursed for its expenses incurred for providing administrative services to certain related parties, including Bridge Founders Group, LLC. Employees and other related parties may be permitted to invest in Bridge funds alongside fund investors. Participation is limited to individuals who qualify under applicable securities laws. These funds generally do not require these individuals to pay management or performance fees. The Company considers its corporate professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Fees receivable from non-consolidated funds	$16,777	$15,350
Payments made on behalf of and amounts due from non-consolidated entities	16,891	10,131
Total receivables from affiliates	$33,668	$25,481

Related party transactions also include a long-term debt due to affiliates of $44.4 million incurred in connection with the Tax Receivable Agreement (see Note 2 “Significant Accounting Policies” for more details).

22.
SHARE-BASED COMPENSATION AND PROFITS INTERESTS

Restricted Stock and RSUs

On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of the Company’s Class A common stock were reserved for issuance. As of September 30, 2021, 4,436,674 were still available for future grants. In connection with the IPO, the Company granted 2,146,826 shares of Class A restricted stock and 16,500 restricted stock units (“RSUs”) associated with Class A common stock. Approximately one-third of such restricted stock and RSUs granted vest on the third, fourth and fifth anniversaries of the grant date.

The fair value of the restricted stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both restricted stock and RSUs as equity instruments. Compensation expense is included in salaries and employee benefits in the statement of income, with the corresponding increase included in additional paid-in capital. If the recipient leaves prior to vesting of the restricted stock or RSUs, the awards are forfeited. During both the three and nine months ended September 30, 2021, the Company reversed $0.3 million of share-based compensation related to restricted stock and RSU forfeitures.

Restricted stock is Class A common stock with certain restrictions that relate to trading and carry the possibility of forfeiture. Holders of restricted stock have full voting rights and receive dividend equivalents during the vesting period. In addition, holders of restricted stock can make an election to be subject to income tax on the grant date rather than the vesting date. RSUs represent rights to one share of common stock for each unit. Holders of RSUs receive dividend equivalents during the vesting period but do not have voting rights.

At September 30, 2021, the aggregate unrecognized compensation cost for all unvested restricted stock and RSU awards was $32.9 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Profits Interests

The Operating Company issued profits interests in the Operating Company and certain Fund Managers in 2019, 2020, and 2021 to certain members of management to participate in the growth of the Operating Company and the respective Fund Managers. A holding company was formed for each of the Fund Managers to hold these profits interests. The holding company’s ownership equates to 5% to 40% of the related Fund Managers above a certain income and valuation threshold. The Operating Company issued two types of profits interests: (i) award shares and (ii) anti-dilutive shares. The fair value of these awards was determined using a Monte Carlo Valuation model. Each of the awards has an earnings threshold for distributions and equity appreciation. The grant date fair value of the profits interests awards are expensed over the vesting period. The award shares are subject to graded vesting with one-third vesting on the third, fourth and fifth anniversaries of the grant date. The Operating Company also issued anti-dilutive awards to active partners. Since the anti-dilutive awards were fully vested, the Company recorded 100% of the fair value as share-based compensation in the year the anti-dilutive shares were granted, which represents $13.6 million, for the nine months ended September 30, 2021.

If the recipient leaves after the awards vest, the Company has the option to repurchase the shares at fair value. If the recipient leaves prior to vesting, the awards are forfeited. The Company reversed share-based compensation expense related to forfeitures of $0.3 million for both the three and nine months ended September 30, 2021.

At September 30, 2021, the aggregate unrecognized compensation cost for all unvested profits interests awards was $11.3 million, which is expected to be recognized over a weighted-average period of 3.0 years.

The following table summarizes our share-based compensation expense associated with our profits interests awards, restricted stock, and RSUs, which is recorded in employee compensation and benefits on the condensed combined and consolidated statement of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Antidilutive profits interests awards	$—	$—	$13,609	$—
Profits interests award shares	956	387	2,811	1,161
Restricted stock	1,486	—	1,486	—
RSUs	11	—	11	—
Total share-based compensation	$2,453	$387	$17,917	$1,161

As of September 30, 2021, unrecognized share-based compensation on restricted stock, RSUs and profits interests awards is expected to be recognized as follows:

	Years Ended December 31,
			Profits
		Restricted stock	interests
(in thousands)	Total	and RSUs	awards
Remainder of 2021	$3,173	$2,248	$925
2022	12,694	8,993	3,701
2023	12,088	8,993	3,095
2024	9,607	7,399	2,208
2025	4,964	3,971	993
Thereafter	1,671	1,340	331
Total	$44,197	$32,944	$11,253

23.
EARNINGS PER SHARE

We compute earnings per share (“EPS”) only for the period our Class A common stock was outstanding during 2021, specifically the post-IPO period. Basic and diluted net earnings per share of Class A common stock is presented for the period from July 16, 2021 through September 30, 2021, the period following the Transactions and IPO. There were no shares of Class A common stock outstanding prior to the Transactions and the IPO, therefore, no net earnings per share information has been presented for any period prior to the date of the IPO. The following table presents our EPS for July 16, 2021 through September 30, 2021:

(in thousands, except share and per share amounts)
Numerator
Net income	$118,882
Less: income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(60,900)
Less: net income attributable to Common Control Group prior to Transactions and IPO	(3,775)
Less: income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	(44,153)
Net income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	10,054
Less: income allocated to restricted stock	(979)
Net income available to common shareholders - basic and diluted	$9,075

Denominator
Weighted-average shares of Class A common stock outstanding - basic and diluted	22,284,351

Earnings per share of Class A common stock - basic and diluted	$0.41

Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Bridge Investment Group Holdings Inc, giving consideration to the reallocation of net income between holders of Class A common stock and non-controlling interest, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities, if any.

Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to the Company and therefore are not participating securities. As a result, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.

The calculation of diluted earnings per share excludes 97,463,981 Class B Units of the Operating Company, as the inclusion of such shares would be anti-dilutive.

24.
EMPLOYEE BENEFIT PLAN

The Company participates in a defined contribution plan covering all eligible employees whereby employees may elect to contribute a percentage of their compensation to the plan. Employees that are age 21 or older, and have completed 60 days of service, are eligible to participate. During both the three months ended September 30, 2021 and 2020 the Company made contributions of $0.5 million to the plan as an employer match to the employee’s contributions. During the nine months ended September 30, 2021 and 2020, the Company made similar contributions of $2.0 million and $1.6 million.

25.
SUBSEQUENT EVENTS

Dividends to Class A common stockholders

In November 2021, the Company’s board of directors declared a quarterly dividend of $0.24 per share of Class A common stock payable on December 17, 2021 to common stockholders of record at the close of business on December 3, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including the condensed combined and consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our annual audited financial statements in our final prospectus for our IPO, filed with the SEC on July 19, 2021 pursuant to Rule 424(b) under the Securities Act, or the Prospectus. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Overview

We are a leading, vertically integrated real estate investment manager, diversified across specialized asset classes, with approximately $31.8 billion of AUM as of September 30, 2021. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to develop an array of investment platforms focused on sectors of the U.S. real estate market that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of more than one hundred global institutions and more than 6,500 individual investors across our investment strategies.

Business Segment

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

In addition to these macroeconomic trends and market factors, our future performance is heavily dependent on our ability to attract new capital, generate strong, stable returns, source investments with attractive risk-adjusted returns and provide attractive investment products to a growing investor base. We believe our future performance will be influenced by the following factors:

•
The extent to which fund investors favor private markets investments. Our ability to attract new capital is partially dependent on fund investors’ views of alternative investments relative to traditional asset classes. We believe our fundraising efforts will continue to be subject to certain fundamental asset management trends, including (1) the increasing importance and market share of alternative investment strategies to fund investors of all types as fund investors focus on lower- correlated and absolute levels of return, (2) the increasing demand for private markets from private wealth fund investors, (3) shifting asset allocation policies of institutional fund investors, (4) de-leveraging of the global banking system, bank consolidation and increased regulatory requirements and (5) increasing barriers to entry and growth.
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
•
Our ability to source investments with attractive risk-adjusted returns. Our ability to continue to grow our revenue is dependent on our continued ability to source attractive investments and efficiently deploy the capital that we have raised. Although the capital deployed in any one quarter may vary significantly from period to period due to the availability of attractive opportunities and the long-term nature of our investment strategies, we believe that our ability to efficiently and effectively invest our growing pool of fund capital puts us in a favorable position to maintain our revenue growth over time. Our ability to identify attractive investments and execute on those investments, including any value-add strategies with respect to such investments, is dependent on a number of factors, including the general macroeconomic environment, market positioning, valuation, size, and the liquidity of such investment opportunities. Moreover, with respect to our Debt Strategies and Agency MBS Funds, macro-economic trends or adverse credit and interest rate environments affecting the quality or quantity of new issuance debt and mortgage-backed securities or a substantial increase in defaults could adversely affect our ability to source investments with attractive risk-adjusted returns. Furthermore, fluctuations in prevailing interest rates could affect not only our returns on debt and mortgage-backed securities, but also our cost of, and ability to secure, borrowings to finance our equity asset acquisitions.
•
The attractiveness of our product offerings to a broad and evolving investor base. Investors in our industry may have changing investment priorities and preferences over time, including with respect to risk appetite, portfolio allocation, desired returns and other considerations. We continue to expand and diversify our product offerings to increase investment options for our fund investors, while balancing this expansion with our goal of continuing to deliver the consistent, attractive returns that have cultivated our reputation. We believe that continuing to strike that balance is crucial to both our fund investors’ success and satisfaction, as well as our ability to maintain our competitive position and grow our revenue.
•
Our ability to maintain our data advantage relative to competitors. Our proprietary data and technology platforms, analytical tools and deep industry knowledge allow us to provide our fund investors with customized investment solutions, including specialized asset management services, tailored reporting packages, customized performance benchmarks as well as experienced and responsive compliance, administration, and tax capabilities. Our ability to maintain our data advantage is dependent on a number of factors, including our continued access to a broad set of private market information and our ability to grow our relationships with sophisticated partners and wealth management platforms.

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

As the global response to COVID-19 continues to evolve, including recovery from the pandemic, our primary focus continues to be the safety and well-being of our employees and their families, as well as the seamless functioning of the firm in serving our stakeholders and fund investors who have entrusted us with their capital, as well as our tenants and residents at properties we own and/or manage. Some of our employees continue to work remotely. Our technology infrastructure has proven to be robust and capable of supporting this model. We have implemented rigorous protocols for remote work across the firm, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. We are leveraging technology to ensure our teams stay connected and productive, and that our culture remains strong even in these unusual circumstances. In cases where we are not yet able to meet with our fund investors in person, we continue to actively communicate with our fund investors and all of our stakeholders through videoconference, teleconference and email. Investment committees continue to convene on their normal schedule, and the firm continues to operate across investment, asset management and corporate support functions.

Key Financial Measures

Our key financial and operating measures are discussed below. Additional information regarding our significant accounting policies can be found in Note 2, “Significant Accounting Policies,” to our condensed combined and consolidated financial statements, which appear elsewhere in this Quarterly Report on Form 10-Q.

Revenues

Fund Management Fees. Fund Management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”), of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of September 30, 2021, our weighted-average management fee varies by fund and based upon the size of the commitment; however, the low average for a single fund is 0.56% and our high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund.

Property Management and Leasing Fees. We have vertically integrated platforms where we operate a significant percentage of the real estate properties owned by our funds. As of September 30, 2021, we managed approximately 97% of the multifamily properties, 86% of the office properties and 31% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.5% for multifamily assets, 2% to 3% for office assets and 4% to 5% for seniors housing assets. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized in the same period. The offset is recorded in third-party operating expenses on the condensed combined and consolidated statement of operations.

Construction Management Fees and Development Fees. The majority of our equity funds have a value-add component, where we seek to make improvements or reposition the properties or have a development strategy. Similar to Property Management Fees, we perform the construction management and development management for certain managed properties and receive fees for these services. These fees are earned as the work is completed. The rates used are based upon market rates and are updated on an annual basis. For small projects, we occasionally charge an immaterial flat fee. For significant projects, the range is generally 0.5% to 5.0% of construction costs.

Transaction Fees. We earn transaction fees associated with the due diligence related to the acquisition of assets and origination of debt financing for assets. The fee is recognized upon the acquisition of the asset or origination of the mortgage or other debt. The rates used are based upon market rates and are updated on an annual basis. For the nine months ended September 30, 2021, the fee range for acquisition fees was 0.5% to 1.0% of the gross acquisition cost of the investment or, in the case of development projects, the total development budget, and the fee range for debt origination was 0.25% to 1.0% of the acquisition price of the real estate acquired or value of the mortgage.

Insurance Premiums. BIGRM is our subsidiary that provides certain insurance products for multifamily and commercial properties owned by the funds. BIGRM insures direct risks including lease security deposit fulfillment, tenant legal liability, workers compensation deductible, property deductible and general liability deductible reimbursements. Tenant legal liability premiums are earned monthly. Deposit eliminator premiums are earned in the month that they are written. Workers’ compensation and property deductible premiums are earned over the terms of the policy period.

Other Asset Management and Property Income. Other asset management and property income is comprised of, among other things, interest on catch-up management fees, fees related to in-house legal and tax professional fees, which is generally billed on an hourly rate to various Bridge funds and properties, and other miscellaneous fees.

Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As September 30, 2021, we had approximately $12.1 billion of carry-eligible capital across approximately 43 funds and joint ventures, of which 22 were in accrued carried interest positions.

Incentive fees are generally calculated as a percentage of the profits earned with respect to certain accounts for which we are the investment manager, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in our contracts with our customers. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax basis portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and included in accrued performance allocations compensation in the condensed combined and consolidated balance sheets.

Performance allocations include the allocation of performance-based fees to us from limited partners in the funds in which we hold an equity interest. We are entitled to a performance allocation (typically 15% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 6% to 8%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, performance allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606, or ASC 606, Revenue from Contracts with Customers. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. We record the amount of carried interest allocated to us as of each period end as accrued performance allocations, which is included as a component of investments in the condensed combined and consolidated balance sheets. Performance allocations are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Performance allocations are subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life.

Expenses

Employee Compensation and Benefits. Compensation comprises salaries, bonuses (including discretionary awards), related benefits, share-based compensation, and the cost of processing payroll. Bonuses are accrued over the employment period to which they relate.

Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees also are eligible to receive restricted stock, RSUs, profits interests awards and performance allocations. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the restricted stock and RSUs is based upon our stock price at grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of remeasurement. We recognize compensation expense on a straight-line basis over the requisite service period of the awards not contingent on employment, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. See Note 22 “Share-Based Compensation and Profits Interests” to our condensed combined and consolidated financial statements for more information about equity awards.

Performance Allocations Compensation. Performance fee-related compensation deemed to be liability awards represents the portion of performance allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the funds. Up to 40% of performance allocation revenue is awarded to employees as part of our long-term incentive compensation plan, fostering alignment of interest with our fund investors and investors, and retaining key investment professionals. Performance allocations related compensation is accounted for as compensation expense in conjunction with the related performance allocation revenue and, until paid, is recorded as a component of accrued performance allocations compensation in the condensed combined and consolidated balance sheets. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of performance allocation revenue from realized investment activity. Performance allocations related compensation expense may be subject to reversal to the extent that the related performance allocation revenue is reversed. Performance allocations related compensation paid to employees may be subject to clawback on an after-tax basis under certain scenarios. Incentive fee-related compensation is accrued as compensation expense when it is probable and estimable that payment will be made.

Loss and Loss Adjustment Expenses. Amount includes the estimated liability (based upon actuarial reports) of both losses which have been reported to us, but have not been processed and paid, and losses relating to insured events which have occurred but have not been reported to us.

Third-party Operating Expenses. Costs represents transactions, largely operation and leasing of assets, with third-party operators of real estate owned by the funds where we were determined to be the principal rather than the agent in the transaction.

General and Administrative Expenses. General and administrative expenses include costs primarily related to professional services, occupancy, travel, communication and information services, and other general operating items.

Depreciation and Amortization. Deprecation or amortization of tenant improvements, furniture and equipment and intangible assets is expensed on a straight-line basis over the useful life of the asset.

Other Income (Expense)

Investment Income (Loss). Realized investment income (loss) occurs when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized income (loss) at the time an investment is realized. The Company’s share of the investee’s income and expenses for the Company’s equity method investments (exclusive of carried interest) is also included within other investment income (loss). Investment income (loss) is presented together as realized and unrealized income (losses) in the condensed combined and consolidated statements of operations. Finally, the realized and unrealized change in income (loss) associated with the financial instruments that we elect the fair value option is also included in realized and unrealized investment income (loss).

Interest Income. Interest (other than interest on catch-up management fees), dividends and other investment income are included in interest income. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. Dividends and other investment income are recorded when the right to receive payment is established.

Interest Expense. Interest expense includes interest related to our two tranches of privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 4.03% and our revolving credit facility, which has a variable interest rate of LIBOR plus 2.25%.

Income Tax Provision. Income tax expense consists of taxes paid or payable by us and our operating subsidiaries. Following our IPO, we became a public company on July 16, 2021, and are taxed as a corporation for U.S. federal and state income tax purposes and, as a result, are subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income generated by the Operating Company that will flow through to its members. The Operating Company has been historically treated as a partnership for U.S. federal and state income tax purposes. As such, income generated by the Operating Company flows through to its members and is generally not subject to U.S. federal or state income tax at the Operating Company level. Our non-U.S. subsidiary operates as a corporate entity in non-U.S. jurisdictions. Accordingly, in some cases, this entity is subject to local or non-U.S. income taxes. In addition, certain subsidiaries are subject to local jurisdiction taxes at the entity level, with the related tax provision reflected in the condensed combined and consolidated statements of operations.

Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. represents the economic interests in the Operating Company held by the third-party owners of Class A Units of the Operating Company. Non-controlling interests in Bridge Investment Group Holdings

Inc. are allocated a share of income or loss in the Operating Company in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.

Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC represent the economic interests held by management and third parties in the consolidated subsidiaries of the Operating Company, fund manager entities, and employees in those entities. These non-controlling interests are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.

For additional discussion of components of our condensed combined and consolidated financial statements, see Note 2, “Significant Accounting Policies,” to our condensed combined and consolidated financial statements.

Operating Metrics

We monitor certain operating metrics that are either common to the asset management industry or that we believe provide important data regarding our business.

Assets Under Management

Assets under management (“AUM”) refers to the assets we manage. Our AUM represents the sum of (a) the fair value of the assets of the funds and vehicles we manage, plus (b) the contractual amount of any uncalled capital commitments to those funds and vehicles (including our commitments to the funds and vehicles and those of Bridge affiliates). Our AUM does not deduct any outstanding indebtedness or other accrued but unpaid liabilities of the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. Our calculations of AUM and fee-earning AUM may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers. In addition, our calculation of AUM includes uncalled commitments to (and the fair value of the assets in) the funds and vehicles we manage from Bridge and Bridge affiliates, regardless of whether such commitments or investments are subject to fees. Our definition of AUM is not based on any definition contained in the agreements governing the funds and vehicles we manage or advise.

The table below presents rollforwards of our AUM for the three and nine months ended September 30, 2021:

	Three Months	Nine Months
	Ended	Ended
(in millions)	September 30, 2021	September 30, 2021
Balance as of beginning of period	$28,749	$25,214
New capital / commitments raised(1)	1,496	2,891
Distributions / return of capital(2)	(345)	(661)
Change in fair value and acquisitions(3)	1,882	4,338
AUM as of end of period	$31,782	$31,782
Increase	3,033	6,568
Increase %	10%	21%

(1)
New capital / commitments raised generally represents limited partner capital raised by our funds and other vehicles, including any reinvestments in our open-ended vehicles.
(2)
Distributions / return of capital generally represents realized proceeds from the disposition of assets, current income, or capital returned to investors.
(3)
Change in fair value and acquisitions generally represents realized and unrealized activity on investments held by our funds and other vehicles (including changes in fair value and changes in leverage) as well as the net impact of fees, expenses, and non-investment income.

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

Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The table below presents rollforwards of our total fee-earning AUM for the three and nine months ended September 30, 2021:

	Three Months	Nine Months
	Ended	Ended
($ in millions)	September 30, 2021	September 30, 2021
Balance as of beginning of period	$10,819	$10,214
Increases (capital raised/deployment)(1)	1,422	2,838
Changes in fair market value	5	(21)
Decreases (liquidations/other)(2)	(106)	(891)
Fee-earning AUM as of end of period	$12,140	$12,140
Increase	1,321	1,926
Increase %	12%	19%

(1)
Increases generally represent limited partner capital raised or deployed by our funds and other vehicles that is fee-earning when raised or deployed, respectively, including any reinvestments in our open-ended vehicles.
(2)
Decreases generally represent liquidations of investments held by our funds or other vehicles or other changes in fee basis, including the change from committed capital to invested capital after the expiration or termination of the investment period.

The launch of new funds resulted in an increased fee-earning AUM during first nine months of 2021 and in 2020. Fee-earning AUM increased from approximately $10.2 billion as of December 31, 2020 to $12.1 billion as of September 30, 2021 due to our capital raising activities and deployment. The following table summarizes our balances of fee-earning AUM by fund at September 30, 2021 and 2020 and December 31, 2020 and 2019:

	September 30,		December 31,
(in millions)	2021	2020	2020	2019
Fee-Earning AUM by Fund
Bridge Multifamily Fund III	$294	$468	$401	$527
Bridge Multifamily III JV Partners	5	10	10	13
Bridge Multifamily Fund IV	1,284	1,574	1,574	1,579
Bridge Multifamily Fund V	305	—	—	—
Bridge Workforce Fund I	523	419	499	608
Bridge Workforce Fund II	616	72	166	—
Bridge Opportunity Zone Fund I	482	482	482	466
Bridge Opportunity Zone Fund II	408	408	408	414
Bridge Opportunity Zone Fund III	1,019	330	1,028	—
Bridge Opportunity Zone Fund IV	1,002	—	—	—
Bridge Office Fund I	500	500	500	548
Bridge Office I JV Partners	129	154	154	154
Bridge Office Fund II	130	89	89	81
Bridge Office II JV Partners	6	21	21	7
Bridge Seniors Housing Fund I	626	626	626	626
Bridge Seniors Housing Fund II	809	789	769	937
Bridge Seniors Housing Fund III	33	—	33	—
Bridge Debt Strategies Fund I	40	48	41	48
Bridge Debt Strategies I JV Partners	18	18	18	18
Bridge Debt Strategies Fund II	516	819	678	933
Bridge Debt Strategies II JV Partners	221	361	343	408
Bridge Debt Strategies Fund III	1,485	1,549	1,549	1,279
Bridge Debt Strategies III JV Partners	334	403	416	81
Bridge Debt Strategies Fund IV	1,118	—	305	—
Bridge Debt Strategies Fund IV JV Partners	79	—	—	—
Bridge Logistics Net Lease Fund	31	—	—	—
Bridge Agency MBS Fund	127	70	104	—
Total Fee-Earning AUM by Fund	$12,140	$9,210	$10,214	$8,727

Our average remaining fund life for our closed-end funds was approximately 7.5 years as of September 30, 2021 compared to 8.3 years as of December 31, 2020.

Undeployed Capital

As of September 30, 2021, we had $2.1 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount $0.8 billion is currently fee earning based on commitments and $1.3 billion will be fee earning if and when it is deployed.

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

Performance Summary as of September 30, 2021
		Unreturned
		Drawn					Total		Fund
	Fund	Capital +	Cumulative	Realized	Remaining		Fair	TFV	Gross	Net
	Committed	Accrued	Invested	Proceeds	Fair Value	Unrealized	Value	MOIC	IRR	IRR
(in millions)	Capital (2)	Pref (3)	Capital (4)	(5)	(RFV) (6)	MOIC (7)	TFV (8)	(9)	(10)	(11)
Closed-End Funds(1)
(Investment Period Beginning, Ending Date)
Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2012)	$124	$—	$150	$280	$—	NA	$280	1.87x	21.0%	15.3%
Bridge Multifamily II (Apr 2012, Mar 2015)	596	—	605	1,264	—	NA	1,264	2.09x	30.2%	23.4%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	873	1,341	710	2.77x	2,051	2.35x	28.0%	21.4%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,444	1,312	144	2,222	1.80x	2,366	1.80x	44.8%	33.9%
Total Multifamily Funds	3,221	1,444	2,941	3,030	2,932	1.98x	5,962	2.03x	29.3%	22.8%

Bridge Workforce Housing I (Aug 2017, Aug 2020)	619	598	531	72	1,037	2.09x	1,109	2.09x	41.8%	33.3%

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	578	754	629	295	590	1.41x	885	1.41x	7.8%	5.3%
Bridge Seniors II (Mar 2017, Mar 2020)	820	812	709	148	768	1.28x	915	1.29x	40.4%	6.9%
Total Senior Housing Funds	1,399	1,566	1,338	442	1,358	1.34x	1,801	1.35x	8.7%	5.9%

Bridge Office I (Jul 2017, Jul 2020)	573	609	537	115	582	1.29x	697	1.30x	10.1%	7.3%

Total Equity Strategies Funds	5,812	4,216	5,347	3,659	5,910	1.70x	9,569	1.79x	24.0%	17.9%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	132	51	219	215	48	1.02x	263	1.20x	8.5%	6.5%
Bridge Debt II (July 2016, July 2019)	1,002	538	2,299	2,217	530	1.29x	2,746	1.19x	11.7%	9.3%
Bridge Debt III (May 2018, May 2021)	1,624	1,507	5,207	4,173	1,572	1.21x	5,745	1.10x	15.1%	11.8%
Total Debt Strategies Funds	2,757	2,095	7,725	6,605	2,149	1.23x	8,754	1.13x	12.9%	10.1%

Footnotes:

(1)
May not foot due to rounding. Does not include performance for (i) Opportunity Zone funds, as such funds are invested in active development projects and have minimal stabilized assets, or (ii) funds that are currently raising capital, including our open-ended funds.
(2)
Fund Committed Capital represents total capital commitments to the fund, excluding joint ventures or separately managed accounts.
(3)
Unreturned Drawn Capital and Accrued Preferred represents the amount the fund needs to distribute to its investors as a return of capital and a preferred return before it is entitled to receive performance fees or allocations from the fund.
(4)
Cumulative Invested Capital represents the total cost of investments since inception (including any recycling or refinancing of investments).
(5)
Realized Proceeds represents net cash proceeds received in connection with all investments, including distributions from investments and disposition proceeds.
(6)
Remaining Fair Value (“RFV”) is the estimated liquidation values of remaining fund investments that are generally based upon appraisals, contracts and internal estimates. There can be no assurance that RFV will be realized at valuations shown, and realized values will depend on numerous factors including, among others, future asset-level operating results, asset values and market conditions at the time of disposition, transaction costs, and the timing and manner of disposition, all of which may differ from the assumptions on which the RFV are based. Direct fund investments in real property are held at cost minus transaction expenses for the first nine months from investment.
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

(10)
Fund Gross IRR is an annualized realized and unrealized fund-level internal rate of return to fund investors of all investments, before management fees, expenses and carried interest.
(11)
Fund Net IRR is an annualized realized and unrealized internal rate of return to fund investors, net of management fees, expenses and carried interest. Net internal rate of return information reflects average fund level returns, which may differ from actual investor level returns due to timing, variance in fees paid by investors, and other investor-specific investment costs such as taxes.

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

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Revenues

	Three Months Ended
	September 30,		Amount	%
(in thousands)	2021	2020	Change	Change

Revenues:
Fund management fees	$40,576	$26,624	$13,952	52%
Property management and leasing fees	22,510	13,747	8,763	64%
Construction management fees	2,097	1,792	305	17%
Development fees	1,018	738	280	38%
Transaction fees	21,907	5,085	16,822	331%
Insurance premiums	2,530	2,220	310	14%
Other asset management and property income	1,533	1,146	387	34%
Total revenues	$92,171	$51,352	$40,819	79%

Fund Management Fees. Fund management fees increased by $14.0 million, or 52%, largely due to the launch of new funds. Bridge Debt Strategies Fund IV, Bridge Seniors Housing Fund III, Bridge Opportunity Zone Fund IV and Bridge Multifamily Fund V, all of which had their first closing subsequent to September 30, 2020, contributed $10.4 million of fund management fees for the three months ended September 30, 2021. The remaining increase is due to increased fee earning AUM related to capital raises in our other funds. Revenue from these new funds were primarily offset by decreases totaling $0.9 million in fund management fees from Bridge Multifamily Fund III, Bridge Debt Strategies Fund II, and Bridge Debt Strategies Fund III due to a decrease in fee-earning AUM in these funds.

Our fee-earning AUM increased from $9.2 billion as of September 30, 2020 to $12.1 billion as of September 30, 2021. Our weighted-average management fee increased from 1.43% for the three months ended September 30, 2020 to 1.49% for the three months ended September 30, 2021. Our weighted-average management fee varies largely due to the size of investor commitments. Our funds generally offer lower management fee percentages for commitments over certain thresholds, which is the main driver in the change in the weighted-average management fee. In addition, we launched our first open-ended fund in Bridge Agency MBS Fund in June 2020 and Bridge Logistics Net Lease Fund in July 2021, each of which charges management fees at a lower rate and is based on each investor’s quarterly NAV.

Property Management and Leasing Fees. Property management and leasing fees increased by $8.8 million, or 64%, primarily due to significant leasing activity in the Atlanta region and an increase in the number of properties that we manage, which increased from 44,000 units at September 30, 2020 to 52,000 units at September 30, 2021.

Construction Management Fees. Construction management fees increased slightly by $0.3 million, or 17%.

Development Fees. Development fees increased by $0.3 million, or 38%, due to an increase in the number of development deals under management, largely due to continued development of projects under Bridge Opportunity Zone Funds I and II, and the launch of Bridge Opportunity Zone Fund III in 2020 and Bridge Opportunity Zone Fund IV in 2021.

Transaction Fees. Transaction fees increased by $16.8 million, or 331%. Overall, we saw a $14.5 million increase in our due diligence fees, and a $2.3 million increase in debt origination fees, which were largely due to an increase in acquisitions and mortgage re-financings related to development and multifamily assets due to $1.3 billion of deployment during the quarter.

Insurance Premiums. Insurance premiums increased by $0.3 million, or 14%, due to the increased number of assets owned by the funds that we manage that are insured.

Other Asset Management and Property Income. Other income increased by $0.4 million, or 34%, due to an increase in legal fees and other income.

Investment income

	Three Months Ended
	September 30,		Amount	%
(in thousands)	2021	2020	Change	Change

Investment income:
Performance allocations
Realized	$30,999	$4,437	$26,562	599%
Unrealized	53,042	14,663	38,379	262%
Earnings from investments in real estate	823	183	640	350%
Total investment income	$84,864	$19,283	$65,581	340%

Total investment income. Total investment income increased by $65.6 million largely driven by our performance allocations.

Performance allocations. Performance allocations increased by $64.9 million. The following table reflects our carried interest and incentive fees by fund:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
(in thousands)	Realized	Unrealized	Realized	Unrealized
BMF III	$28,389	$(15,956)	$4,437	$—
BMF IV	—	41,108	—	—
BWH I	—	19,740	—	3,694
BWH II	—	943	—	—
BDS I	—	—	—	37
BDS II	—	7,209	—	2,168
BDS III	2,610	3,502	—	12,749
BDS IV	—	2,474	—	7,277
BOF I	—	(6,268)	—	(11,262)
BOF II	—	1,259	—	—
AMBS	—	(969)	—	—
Total	$30,999	$53,042	$4,437	$14,663

For the three months ended September 30, 2021, the increase in unrealized performance allocation was largely due to an increase in performance income allocation related to the market appreciation from properties within our multifamily and workforce and affordable housing real estate equity funds and favorable market conditions in our debt funds. Performance income allocation is recorded one quarter in arrears, and as such the performance allocation income reflects asset valuations as of June 30, 2021. The change in the Bridge Multifamily Fund III unrealized performance allocations is attributable to the monetization of performance allocations.

Earnings from investments in real estate. Earnings from investments in real estate increased by $0.6 million, due to the distributions from the investments in Bridge Multifamily Fund III related to the GP Lenders.

Expenses

	Three Months Ended
	September 30,		Amount	%
(in thousands)	2021	2020	Change	Change

Expenses:
Employee compensation and benefits	$31,763	$22,826	$8,937	39%
Performance allocations compensation
Realized	1,855	438	1,417	324%
Unrealized	2,682	1,542	1,140	74%
Loss and loss adjustment expenses	1,429	1,535	(106)	-7%
Third-party operating expenses	11,581	6,033	5,548	92%
General and administrative expenses	6,703	4,448	2,255	51%
Depreciation and amortization	699	672	27	4%
Total expenses	$56,712	$37,494	$19,218	51%

Employee Compensation and Benefits. Employee compensation and benefits increased by $8.9 million, or 39%, million due to increased salaries, bonuses and benefits of $6.9 million due to increased headcount, driven by our increase in AUM and the number of Bridge-sponsored funds. Further, share-based compensation expense was $2.1 million higher for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to share-based compensation related to our 2021 profits interests awards and restricted stock and RSUs that were issued concurrent with the IPO.

Performance Allocation Compensation. Performance allocation compensation increased by $2.6 million, or 129%, due to an increase of $1.4 million related to realized performance allocation awards and a $1.2 million increase in unrealized performance allocation compensation due to increased investment income performance allocations during 2021.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses was stable and decreased by $0.1 million.

Third-party Operating Expenses. Third-party operating expenses increased by $5.5 million, or 92%, primarily due to leasing commissions on our significant leasing of commercial real estate in the Atlanta region.

General and Administrative Expenses. General and administrative expenses increased by $2.3 million, or 51%, primarily due to higher insurance, audit, consulting, and other fees related to our IPO.

Depreciation and Amortization. Depreciation and amortization was stable compared to the prior year period.

Other income (expense)

	Three Months Ended
	September 30,		Amount	%
(in thousands)	2021	2020	Change	Change
Other income (expense)
Net realized and unrealized gains (losses)	$2,565	$(143)	$2,708	1894%
Interest income	1,008	358	650	182%
Interest expense	(2,407)	(1,701)	(706)	42%
Total other income (expense)	$1,166	$(1,486)	$2,652	178%

Realized and Unrealized Gains (Losses). Realized and unrealized gains increased to $2.6 million for the three months ended September 30, 2021 compared to losses of $0.1 million for the prior year period due to the unrealized appreciation of our investments in third-party private proptech venture capital firms.

Interest Income. Interest income increased $0.7 million, or 182%, largely due to increased borrowings by the funds.

Interest Expense. Interest expense increased by $0.7 million, or 42%, due to interest expense attributable to the issuance of the Private Placement Notes in July 2020.

Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC is comprised of non-controlling interests related to the Operating

Company’s subsidiaries and to our profits interests programs. The following table summarizes the allocation of the non-controlling interests in the Operating Company:

	Three Months Ended
	September 30,
(in thousands)	2021	2020
Non-controlling interests related to General Partners - realized	$17,142	$—
Non-controlling interests related to General Partners - unrealized	31,604	—
Non-controlling interests related to Fund Managers	2,155	2,107
Non-controlling interests related to 2019 profits interests awards	8,517	1,982
Non-controlling interests related to 2020 profits interests awards	895	—
Non-controlling interests related to 2021 profits interests awards	587	—
Total	$60,900	$4,089

Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $43.9 million during the three months ended September 30, 2021.

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

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Revenues

	Nine Months Ended
	September 30,		Amount	%
(in thousands)	2021	2020	Change	Change
Revenues:
Fund management fees	$105,963	$78,066	$27,897	36%
Property management and leasing fees	53,592	45,114	8,478	19%
Construction management fees	5,988	5,569	419	8%
Development fees	2,567	1,315	1,252	95%
Transaction fees	43,475	20,724	22,751	110%
Insurance premiums	6,446	4,725	1,721	36%
Other asset management and property income	4,664	4,690	(26)	-1%
Total revenues	$222,695	$160,203	$62,492	39%

Fund Management Fees. Fund management fees increased by $27.9 million, or 36%, largely due to the launch of new funds. Bridge Workforce and Affordable Housing Fund II, Bridge Debt Strategies Fund IV, Bridge Seniors Housing Fund III, Bridge Opportunity Zone Fund III, Bridge Opportunity Zone Fund IV and Bridge Multifamily Fund V, all of which had their first closing in 2020 or 2021, contributed $33.0 million of management fees, which includes $11.8 million of catch-up management fees. Revenue from these new funds were primarily offset by decreases of $5.1 million in fund management fees from Bridge Multifamily Fund III, Bridge Debt Strategies Fund II, and Bridge Debt Strategies Fund III, due to the reduction in fee earning AUM. Our fee-earning AUM increased from $9.2 billion as of September 30, 2020 to $12.1 billion as of September 30, 2021.

Property Management and Leasing Fees. Property management and leasing fees increased $8.5 million, or 19%, primarily due to significant leasing activity in the Atlanta region.

Construction Management Fees. Construction management fees were stable and increased by $0.4 million, or 8%.

Development Fees. Development fees increased by $1.3 million, or 95%, due to an increase in the number of development deals under management, largely due to continued development of projects under Bridge Opportunity Zone Funds I and II, and the launch of Bridge Opportunity Zone Fund III in 2020 and Bridge Opportunity Zone Fund IV in 2021.

Transaction Fees. Transaction fees increased by $22.8 million, or 110%. Overall, we saw a $19.8 million increase in our due diligence fees, and a $3.0 million increase in debt origination fees, which were largely due to an increase in acquisitions and mortgage re-financings related to multifamily assets and development assets.

Insurance Premiums. Insurance premiums increased by $1.7 million, or 36%, due to the increased number of assets owned by the funds that we manage that are insured.

Other Asset Management and Property Income. Other asset management and property income was stable, decreasing by 1%.

Investment income

	Nine Months Ended
	September 30,		Amount	%
(in thousands)	2021	2020	Change	Change
Investment income:
Incentive fees	$910	$—	$910	NA
Performance allocations
Realized	72,184	13,872	58,312	420%
Unrealized	111,009	12,045	98,964	822%
Earnings from investments in real estate	1,799	(407)	2,206	542%
Total investment income	$185,902	$25,510	$160,392	629%

Total investment income. Total investment income increased by $160.4 million, largely driven by our performance allocations.

Performance allocations. Performance allocations increased by $157.3 million, largely driven by our carried interest. The following table reflects our realized and unrealized performance allocations by fund:

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
(in thousands)	Realized	Unrealized	Realized	Unrealized
BMF III	$53,981	$(19,561)	$—	$—
BMF IV	—	70,097	—	—
BWH I	—	29,707	—	8,661
BWH II	—	943	—	—
BDS I	—	35	(12)	(124)
BDS II	—	15,437	1,956	(24,066)
BDS III	18,203	18,829	11,928	19,550
BDS IV	—	3,423	—	16,043
BOF I	—	(9,738)	—	(7,926)
BOF II	—	2,117	—	—
AMBS	—	(280)	—	—
BSHI	—	—	—	(93)
Total	$72,184	$111,009	$13,872	$12,045

The increase in unrealized performance allocations was largely due to an increase in performance income allocation related to the market appreciation from properties within our multifamily and workforce and affordability housing real estate equity funds and favorable market conditions in our debt funds. Performance income allocation is recorded one quarter in arrears, and as such the performance allocation income reflects asset valuations as of June 30, 2021. The nine months ended September 30, 2020 reflects the impact on valuations from the disruption due to the pandemic, which in particular adversely impacted the valuation of Bridge Debt Strategies Fund II, due to the selloff in the credit markets of mortgage-backed securities in the last week of March 2020 as redemptions and margin calls created a wave of forced selling in the market, which caused a significant decrease in the fair value of the accrued performance allocations for the nine months ended September 30, 2020. The change in the Bridge Multifamily Fund III unrealized performance allocations is attributable to the monetization of performance allocations.

Additionally, we earned incentive fees of $0.9 million related to the disposition of certain managed investments during the first nine months of 2021. No such dispositions occurred during the first nine months of 2020.

Earnings from investments in real estate. Earnings from investments in real estate increased by $2.2 million, due to the distributions from the investments in Bridge Multifamily Fund III related to the GP Lenders.

Expenses

	Nine Months Ended
	September 30,		Amount	%
(in thousands)	2021	2020	Change	Change
Expenses:
Employee compensation and benefits	$101,220	$67,358	$33,862	50%
Incentive fee compensation	82	—	82	NA
Performance allocations compensation
Realized	6,096	1,343	4,753	354%
Unrealized	10,159	1,398	8,761	627%
Loss and loss adjustment expenses	4,346	3,213	1,133	35%
Third-party operating expenses	26,325	21,676	4,649	21%
General and administrative expenses	16,196	13,209	2,987	23%
Depreciation and amortization	2,179	2,016	163	8%
Total expenses	$166,603	$110,213	$56,390	51%

Employee Compensation and Benefits. Employee compensation and benefits increased by $33.9 or 50% million due to increased salaries, bonuses, and benefits of $16.1 million due to increased headcount, driven by our increase in AUM and the number of Bridge-sponsored funds. In addition, for the nine months ended September 2020, bonuses were reduced due to the impact of the COVID-19 pandemic. Restricted stock and RSUs were issued for the first time during the three months ended September 30, 2021 and related expense was $1.5 million. Further, share-based compensation expense related to our profits interests programs increased by $15.3 million, of which $13.6 million is due to the anti-dilutive shares associated with the 2021 profits interests awards that are fully vested upon issuance.

Performance Allocations Compensation. Performance allocations compensation increased by $13.5 million, due to a $4.7 million increase in realized performance allocation awards and a $8.8 million decrease in unrealized performance allocation compensation from increased investment income performance allocations during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $1.1 million due to increased claims in Dallas related to ice storms as well as a fire at one of our multifamily properties in the Atlanta region.

Third-party Operating Expenses. Third-party operating expenses increased by $4.6 million, or 21%, due to an increase in properties managed by third parties, which increased proportionately as the number of properties managed by the Company increased.

General and Administrative Expenses. General and administrative expenses increased by $3.0 million, or 23%, primarily due to higher insurance, audit and consulting fees related to our IPO and increased travel, which was lower in 2020 due to the impact of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization increased slightly by $0.2 million, or 8%, due to growth in our fixed assets.

Other Income (Expense)

	Nine Months Ended
	September 30,		Amount	%
(in thousands)	2021	2020	Change	Change
Other income (expense)
Net realized and unrealized gains	$8,663	$663	$8,000	1207%
Interest income	2,172	961	1,211	126%
Interest expense	(6,547)	(2,626)	(3,921)	149%
Total other income (expense)	$4,288	$(1,002)	$5,290	528%

Realized and Unrealized Gains. Realized and unrealized gains increased by $8.0 million largely due to $4.7 million and $2.8 million unrealized appreciation of our investments in Bridge Multifamily Fund III and Bridge Senior Housing Fund I, respectively.

Interest Income. Interest income increased $1.2 million, largely due to increased borrowings by the funds.

Interest Expense. Interest expense increased by $3.8 million, primarily due to interest expense attributable to the issuance of the Private Placement Notes in July 2020.

Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC is comprised of non-controlling interest related to the Operating Company’s subsidiaries and to our profits interests programs. The following table summarizes the allocation of the non-controlling interest in the Operating Company:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Non-controlling interests related to General Partners - realized	$17,142	$—
Non-controlling interests related to General Partners - unrealized	31,605	—
Non-controlling interests related to Fund Managers	5,652	6,740
Non-controlling interests related to 2019 profits interests awards	14,676	3,834
Non-controlling interests related to 2020 profits interests awards	1,002	—
Non-controlling interests related to 2021 profits interests awards	586	—
Total	$70,663	$10,574

Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $43.9 million during the nine months ended September 30, 2021.

Non-GAAP Financial Measures

Distributable Earnings. Distributable Earnings is a key performance measure used in our industry and is evaluated regularly by management in making resource deployment and compensation decisions, and in assessing our performance. We believe that reporting Distributable Earnings is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our performance.

Distributable Earnings differs from net income before provision for income taxes, computed in accordance with GAAP in that it does not include depreciation and amortization, unrealized performance allocations and related compensation expense, unrealized gains (losses), share-based compensation, net income attributable to non-controlling interests, charges (credits) related to corporate actions and non-recurring items. Such items, where applicable, include: charges associated with acquisitions or strategic investments, changes in the Tax Receivable Agreement liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Distributable Earnings is not a measure of performance calculated in accordance with GAAP. Although we believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance, the use of Distributable Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. These measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” prepared in accordance with GAAP. Our calculations of Distributable Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.

Fee Related Earnings. Fee Related Earnings is a supplemental performance measure used to assess our ability to generate profits from fee-based revenues that are measured and received on a recurring basis. Fee Related Earnings differs from net income before provision for income taxes, computed in accordance with GAAP in that it adjusts for the items included in the calculation of Distributable Earnings, and also adjusts Distributable Earnings to exclude realized performance allocations income and related compensation expense, net insurance income, earnings from investments in real estate, net interest (interest income less interest expense), net realized gain/(loss), and, if applicable, certain general and net administrative expenses when the timing of any future payment is uncertain. Fee Related Earnings is not a measure of performance calculated in accordance with GAAP. The use of Fee Related Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. Our calculations of Fee Related Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.

Fee Related Revenues. Fee Related Revenues is a component of Fee Related Earnings. Fee Related Revenues is comprised of fund management fees, transaction fees, net earnings from Bridge property operators, development fees, and other asset management and property income. Net earnings from Bridge property operators is calculated as a summation of property management, leasing fees and construction management fees less third-party operating expenses and property operating expenses. Property operating expenses is calculated as a summation of employee compensation and benefits, general and administrative expenses and interest expense at our property operators. We believe our vertical integration enhances returns to our shareholders and fund investors, and we view the net earnings from Bridge property operators as part of our fee related revenue as these services are provided to essentially all of the real estate properties in our equity funds. Net earnings from Bridge property operators is a metric that is included in management’s review of our business. Please refer to the reconciliation below to the comparable line items on the condensed combined and consolidated statements of operations. Fee Related Revenues differs from revenue computed in accordance with GAAP in that it excludes insurance premiums. Additionally, Fee Related Revenues is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds.

Fee Related Expenses. Fee Related Expenses is a component of Fee Related Earnings. Fee Related Expenses differs from expenses computed in accordance with GAAP in that it does not include incentive fee compensation, performance allocations compensation, share-based compensation, loss and loss adjustment expenses associated with our insurance business, depreciation and amortization, or charges (credits) related to corporate actions and non-recurring items, and expenses attributable to non-controlling interests in consolidated entities. Additionally, Fee Related Expenses is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds. Fee Related Expenses are used in management’s review of the business. Please refer to the reconciliation below to the comparable line items on the condensed combined and consolidated statements of operations.

Fee Related Revenues and Fee Related Expenses are presented separately in our calculation of non-GAAP measures in order to better illustrate the profitability of our Fee Related Earnings.

Net income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings and to Fee Related Earnings for the three- and nine-months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income	$118,882	$31,258	$242,841	$73,919
Income tax provision	2,607	397	3,441	579
Income before provision for income taxes	121,489	31,655	246,282	74,498
Depreciation and amortization	699	672	2,179	2,016
Less: Unrealized performance allocations	(53,042)	(14,663)	(111,009)	(12,045)
Plus: Unrealized performance allocations compensation	2,682	1,542	10,159	1,398
Less: Unrealized (gains) losses	(2,566)	176	(8,662)	(782)
Plus: Share-based compensation	2,453	387	17,917	1,161
Less: Net income attributable to non-controlling interests in Fund Managers	(12,154)	(4,089)	(21,916)	(10,574)
Less: Realized performance allocations to General Partners	(17,142)	—	(17,142)	—
Distributable earnings attributable to the Operating Company	42,419	15,680	117,808	55,672
Realized performance allocations and incentive fees	(30,999)	(4,437)	(73,094)	(13,872)
Realized performance allocations and incentive fees compensation	1,855	438	6,178	1,343
Realized performance allocations to General Partners	17,142	—	17,142	—
Net insurance income	(1,101)	(685)	(2,100)	(1,512)
(Earnings) losses from investments in real estate	(823)	(183)	(1,799)	407
Net interest (income) expense and realized (gain) loss	1,381	1,258	4,316	1,680
Net income attributable to non-controlling interests in Fund Managers	12,154	4,089	21,916	10,574
Total Fee Related Earnings	42,028	16,160	90,367	54,292
Less: Net income attributable to non-controlling interests in Fund Managers	(12,154)	(4,089)	(21,916)	(10,574)
Total fee related earnings to the Operating Company	$29,874	$12,071	$68,451	$43,718

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three- and nine-months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Fund-level fee revenues
Fund management fees	$40,576	$26,624	$105,963	$78,066
Transaction fees	21,907	5,085	43,475	20,724
Total net fund-level fee revenues	62,483	31,709	149,438	98,790
Net earnings from Bridge property operators	4,969	2,388	9,049	7,192
Development fees	1,018	738	2,567	1,315
Other asset management and property income	1,533	1,146	4,664	4,690
Fee Related Revenues	70,003	35,981	165,718	111,987
Cash-based employee compensation and benefits	(23,173)	(16,754)	(64,885)	(49,302)
Net administrative expenses	(4,802)	(3,067)	(10,466)	(8,393)
Fee Related Expenses	(27,975)	(19,821)	(75,351)	(57,695)
Total Fee Related Earnings	42,028	16,160	90,367	54,292
Fee Related Earnings margin	60%	45%	55%	48%
Net income attributable to non-controlling interests in Fund Managers	(12,154)	(4,089)	(21,916)	(10,574)
Total fee related earnings to the Operating Company	29,874	12,071	68,451	43,718
Realized performance allocations and incentive fees	30,999	4,437	73,094	13,872
Realized performance allocations and incentive fees compensation	(1,855)	(438)	(6,178)	(1,343)
Realized performance allocations to General Partners	(17,142)	—	(17,142)	—
Net insurance income	1,101	685	2,100	1,512
Earnings from investments in real estate	823	183	1,799	(407)
Net interest income (expense) and realized gain (loss)	(1,381)	(1,258)	(4,316)	(1,680)
Distributable Earnings attributable to the Operating Company	$42,419	$15,680	$117,808	$55,672

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our condensed combined and consolidated statement of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Cash-based employee compensation and benefits	$23,173	$16,754	$64,885	$49,302
Compensation expense of Bridge property operators	6,137	5,685	18,418	16,895
Share-based compensation	2,453	387	17,917	1,161
Employee compensation and benefits	$31,763	$22,826	$101,220	$67,358

Administrative expenses, net of Bridge property operators	$4,802	$3,067	$10,466	$8,393
Administrative expenses of Bridge property operators	1,901	1,381	5,730	4,816
General and administrative expenses	$6,703	$4,448	$16,196	$13,209

Unrealized gains (losses)	$2,566	$(176)	$8,662	$782
Other expenses from Bridge property operators	(19)	(52)	(58)	(104)
Net interest income (expense) and realized gain (loss)	(1,381)	(1,258)	(4,316)	(1,680)
Total other income (expense)	$1,166	$(1,486)	$4,288	$(1,002)

Distributable Earnings and Fee Related Earnings to the Operating Company

Fee Related Earnings to the Operating Company increased by $17.8 million, or 147%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, while Distributable Earnings to the Operating Company increased by $26.7 million, or 171%, during the same period due to the following:

Total Fee Related Revenues increased by $34.0 million, or 95%, principally due to:

•
Fund management fees increased by $14.0 million, or 52%, primarily due to new funds launched in 2021 and 2020.
•
Transaction fees increased by $16.8 million, or 331%, largely due to an increase in acquisitions and mortgage re-financings primarily related to multifamily assets, which is driven by deployment.
•
Net earnings from Bridge property operators increased by $2.6 million or 108% due to our increased leasing activity in the Atlanta region.

Fee Related Expenses increased by $8.2 million, or 41%, principally due to:

•
Cash-based employee compensation and benefits increased by $6.4 million, or 38%, primarily due to increased headcount.
•
Net administrative expenses increased by $1.7 million, or 57%, due to increased expenses related to the public offering that were not deemed to be offering costs. Additionally, net administrative expenses were lower in 2020 due to reduced travel and office spend due to the COVID-19 pandemic.

Net of compensation, realized performance allocations and incentive fees increased by $24.7 million, or 57%, compared to the three months ended September 30, 2020, due to the increased realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Fund III. The prior year period included 100% of the net realized performance allocations and incentive fees as the financial statements were combined with the respective general partners. Post-IPO, the amount is shown net of the non-controlling interest component of $17.1 million for the three months ended September 30, 2021 compared to zero in the prior year.

Fee Related Earnings to the Operating Company increased by $36.1 million, or 66%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, while Distributable Earnings to the Operating Company increased by $62.1 million, or 112%, during the same period due to the following:

Total Fee Related Revenues increased by $53.7 million, or 48%, principally due to:

•
Fund management fees increased by $27.9 million, or 36%, primarily due to new funds launched subsequent in 2021 and 2020.
•
Transaction fees increased by $22.8 million, or 110%, largely due to an increase in acquisitions and mortgage re-financings related to our multifamily assets.
•
Net earnings from Bridge property operators increased by $1.9 million or 26% due to our increased leasing activity in the Atlanta region.

Fee Related Expenses increased by $17.7 million, or 31%, principally due to:

•
Cash-based employee compensation and benefits increased by $15.6 million, or 32%, due to increased headcount, and lower bonuses were paid in the first nine months of 2020.
•
Net administrative expenses increased by $2.1 million, or 25%, due to increased expenses related to the IPO that were not deemed to be offering costs. Additionally, net administrative expenses were lower in 2020 due to reduced travel and office spend due to the COVID-19 pandemic.

Net of compensation, realized performance allocations and incentive fees were up $54.4 million or 434% compared to the nine months ended in the prior year due to increased realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Fund III.

Post-IPO, the amount is shown net of the non-controlling interest component of $17.1 million for the nine months ended September 30, 2021 compared to zero in the prior year.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include cash generated by our operating activities, cash and funds available under our credit agreement, along with the proceeds from our IPO, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financial covenants that could restrict our operations.

As of September 30, 2021 and December 31, 2020, we had $188.3 million and $101.8 million of cash and cash equivalents, respectively, $74.2 million and $74.3 million of current liabilities, respectively, and $194.7 million and $150.2 million of long-term liabilities, respectively. There were no borrowings outstanding under our revolving credit facility. We generate cash primarily from fund, property and construction management fees, and development and transaction fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements. In the future, we will also evaluate opportunities, based on market conditions, to access the capital markets.

Ongoing sources of cash include (a) fund management fees and property management and leasing fees, which are collected monthly or quarterly, (b) transaction fee income, and (c) borrowings under our revolving credit facility, if needed, and (d) issuance of capital securities in capital markets. We use cash flow from operations to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and to make distributions to our equity holders.

Our cash increased by $86.4 million from December 31, 2020 to September 30, 2021 primarily due to $152.9 million of cash provided by operating activities and $295.4 million of proceeds from the issuance of common stock from our IPO, including the underwriters’ exercise of their over-allotment option. The sources of cash were partially offset by $217.6 million of distributions to members and non-controlling interests and $158.1 million purchase of membership interests in the Operating Company.

The following table presents a summary of our cash flows for the periods presented:

	Nine Months
	Ended September 30,
	2021	2020
(in thousands)
Net cash provided by operating activities	$152,861	$79,340
Net cash provided by (used in) investing activities	14,101	(23,582)
Net cash provided by (used in) financing activities	(80,528)	13,010
Total increase in cash, cash equivalents, and restricted cash	$86,434	$68,768

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

Nine Months Ended September 30, 2021 — Cash provided by operating activities was $152.9 million, consisting of net income of $242.8 million and negative adjustments for non-cash items of $89.2 million and $0.7 million from operating assets and liabilities. Adjustments for non-cash items primarily consisted of $111.0 million of unrealized performance allocations and $7.8 million of unrealized earnings on equity investments, partially offset by $17.9 million of share-based compensation and $10.1 million of changes in unrealized accrued performance allocations compensation.

Nine Months Ended September 30, 2020 — Cash provided by operating activities was $79.3 million, consisting of net income of $73.9 million, negative adjustments for non-cash items of $8.6 million, and positive adjustments of $14.0 million for operating assets and liabilities. Adjustments for non-cash items primarily consisted of $12.0 million for unrealized performance allocations.

Investing Activities

Our investing activities primarily consist of lending to affiliate entities and investing activities related to our investments in Bridge Agency MBS Fund and in certain property technology companies.

Nine Months Ended September 30, 2021 — Net cash provided by investing activities of $14.1 million primarily consisted of $409.6 million from collections of notes receivable related to our lending activities to affiliate entities, partially offset by $385.2 million from the issuance of notes receivable, and $10.7 million related to the purchase of investments.

Nine Months Ended September 30, 2020 — Net cash used in investing activities of $23.6 million primarily consisted of $108.2 million of lending to affiliate entities and related repayments of that lending of $94.9 million and $15.6 million related to the purchase of investments.

Financing Activities

Our financing activities primarily consist of distributions to our members as well as borrowings associated with our Private Placement Notes and revolving line of credit, and in connection with the IPO, proceeds from equity financings.

Nine Months Ended September 30, 2021 — Net cash used in financing activities of $80.5 million was primarily due to the distributions to the Operating Company’s members of $176.3 million, which included a special dividend of $75.0 million, and to non-controlling interests of $41.3 million. In addition, we paid $158.1 million for the purchase of interests in the Operating Company in connection with the IPO. These uses of funds were partially offset by net proceeds of $295.4 million from the issuance of common stock in the IPO.

Nine Months Ended September 30, 2020 — Net cash provided by financing activities of $13.0 million was primarily due to $133.0 million from borrowing activities, partially offset by distributions of $94.2 million and $19.4 million to our members and non-controlling interests, respectively, and $6.6 million repurchase of membership interests.

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

The Private Placement Notes have two tranches, a five-year 3.9% fixed rate that matures on July 22, 2025 and a seven-year 4.15% fixed rate that matures on July 22, 2027. Borrowings under the LOC accrue interest at LIBOR plus 2.25%. We had no borrowings against the LOC as of September 30, 2021 or December 31, 2020. The LOC matures on July 22, 2022.

Under the terms of the Private Placement Notes and the LOC, certain of our assets serve as pledged collateral. In addition, the Private Placement Notes and LOC contain covenants that, among other things, limit our ability to incur indebtedness. The Private Placement Notes and the LOC also contain a financial covenant requiring us to maintain a total leverage ratio of no more than 3.0x, minimum quarterly Earnings Before Income Taxes Depreciation and Amortization, or EBITDA, of $10.0 million and minimum unencumbered cash of $2.5 million. As of both September 30, 2021 and December 31, 2020, we were in compliance with all debt covenants.

Critical Accounting Policies and Estimates

The preparation of condensed combined and consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: consolidation, revenue recognition, fair value measurements, share-based compensation, performance fee-related compensation and accounting for income taxes.

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

We provide investment advisory services to the funds, which have third-party investors. Certain funds are VIEs because they have not granted the third-party investors substantive rights to terminate or remove the general partner or participating rights. We do not consolidate these funds because we are not the primary beneficiary of those funds, primarily because our fee arrangements are considered customary and commensurate and thus not deemed to be variable interests, and we do not hold any other interests in those funds that are considered more than insignificant. We consolidate certain of our operating subsidiaries that are VIEs because we are the primary beneficiary.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized in a manner that depicts the transfer of promised goods or services to customers and for an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We are required to identify our contracts with customers, identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, variable consideration is included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance requires us to assess whether we are the principal versus agent in the arrangement based on the notion of control, which affects recognition of revenue on a gross or net basis. Essentially all of the revenue and operations of the Company are directly or indirectly supporting affiliated investment funds (including joint ventures and separately managed accounts) and derived from or related to their underlying investments.

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

Performance Fees

We earn two types of performance fee income, incentive fees and performance allocations, as described below. The underlying investments in the funds reflect valuations on a three-month lag, or as of June 30, 2021 and June 30, 2020 for the quarters ended September 30, 2021 and September 30, 2020, respectively, and September 30, 2020 for the year ended December 31, 2020.

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

Performance allocations refer to the allocation of performance fees (typically 15% to 20%) from limited partners in certain funds. We account for our performance allocations under the equity method of accounting. Certain funds will allocate carried interest to us, based on cumulative fund performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 6% to 8%), in accordance with the terms set forth in each respective fund’s governing documents. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. Carried interest is generally realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is generally subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. Performance allocation is presented separately as investment income within the condensed combined and consolidated statements of operations, and the accrued but unpaid carried interest as of the reporting date reported in within investments in the condensed combined and consolidated balance sheets.

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of their fair values. Note 2 “Significant Accounting Policies” to our condensed combined and consolidated financial statements describes the criteria for assigning financial assets and liabilities to Levels 1, 2, and 3.

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

Income Tax

Following our IPO, we are now subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income generated by Bridge that will flow through to its interest holders, including us. We have historically been treated as a partnership for U.S. federal and state income tax purposes. As a result, prior to our IPO, we were not subject to U.S. federal and state income taxes. The provision for income taxes in the historical consolidated statements of operations consists of local and foreign income taxes.

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

Deferred tax assets are reduced by a valuation allowance when it is more likely than not a portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount of our future taxable income. When evaluating the realizability of deferred tax assets, all evidence (both positive and negative) is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.

U.S. GAAP requires us to recognize tax benefits in an amount that is more likely than not to be sustained by the relevant taxing authority upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed combined and consolidated financial statements. We recognize interest and penalties, if any, related to unrecognized tax benefits as general and administrative expenses in the condensed combined and consolidated statements of operations. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. We review our tax positions quarterly and adjust our tax balances as new information becomes available.

Contractual Obligations and Commitments

During the nine months ended September 30, 2021, there were no material changes outside of the ordinary course of business in the composition of the contractual obligations or commitments as discussed in the Prospectus under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in Regulation S-K.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the Note 2 “Significant Accounting Policies” to our condensed combined and consolidated financial statements.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including market risk, interest rate risk, credit and counterparty risk, liquidity risk, and foreign exchange rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit, or financial market dislocations.

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

Interest Rate Risk

As of September 30, 2021, we had cash of $47.0 million deposited in non-interest bearing accounts and $141.3 million deposited in an interest bearing account, with limited to no interest rate risk. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Credit and Counterparty Risk

Access to and the cost of obtaining credit from financial institutions and other lenders may be uncertain due to market conditions, and under certain circumstances we may not be able to access financing. We are also a party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions.

Liquidity Risk

See disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Foreign Exchange Rate Risk

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 1A. Risk Factors

For a discussion of the potential risks and uncertainties that could affect us or an investment in our Class A common stock, see the information under the heading “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2021 filed with the SEC on August 17, 2021 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov. The risks described in our Quarterly Report on Form 10-Q and in our subsequently filed periodic reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with the Transactions and our IPO, we issued (a) 97,463,981 shares of Class B common stock to the Original Equity Owners; (b) 266,809 shares of Class A common stock to the Blocker Shareholder, (c) 2,084,796 shares of Class A common stock to the Former Equity Owners; (d) 4,781,623 Class A Units and 282,758 shares of Class A common stock to the Former Profits Interest Program Participants; and (e) 13,198,943 Class A Units and 363,294 shares of Class B common stock to certain of the current owners of the active general partners in our Seniors Housing, Office, Multifamily, Workforce and Affordable Housing, Opportunity Zone and Debt Strategies funds, which include the Continuing Equity Owners. The issuances of shares of Class A common stock, Class B common stock, Class A Units and Class B Units described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Use of Proceeds from IPO

On July 15, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-257290), as amended, and filed in connection with our IPO, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of up to 21,562,500 shares of our Class A common stock with a proposed maximum aggregate offering price of $366,562,500 million. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for the offering.

Upon completion of these transactions, we received net proceeds of approximately $295.4 million, after deducting the underwriting discount of $21.9 million and estimated offering expenses of $5.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the use of proceeds from our IPO as described in the Prospectus. We used the net proceeds from the IPO to purchase 20,166,278 Class A Units directly from the Operating Company at a price per unit equal to the IPO price per share of Class A common stock in the IPO less the underwriting discounts and commissions. The Operating Company used $158.1 million in net proceeds from the sale of Class A Units to Bridge Investment Group Holdings Inc. to pay cash to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners. Thus, as of the date of this Quarterly Report on Form 10-Q, we have used all of the net proceeds from the IPO.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.1
3.2	Amended and Restated Bylaws of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock	S-1/A	7/2/2021	4.1
10.1	Tax Receivable Agreement, dated July 16, 2021, by and among the Registrant and certain of its members	8-K	7/20/2021	10.1
10.2	Fifth Amended and Restated LLC Agreement of Bridge Investment Group Holdings LLC, dated July 16, 2021, by and among the Registrant and certain of its members	8-K	7/20/2021	10.4
10.3	Stockholders Agreement, dated July 16, 2021, by and among the Registrant and certain of its stockholders	8-K	7/20/2021	10.3
10.4	Registration Rights Agreement, dated July 16, 2021, by and among the Registrant and certain of its stockholders	8-K	7/20/2021	10.2
10.5#	2021 Incentive Award Plan of Bridge Investment Group Holdings Inc.	S-1/A	7/2/2021	10.5
10.6#	Non-Employee Director Compensation Program of Bridge Investment Group Holdings Inc.	S-1/A	7/2/2021	10.6
10.7#	Restricted Stock Award Agreement under the 2021 Incentive Award Plan, by and among the Registration and certain of its participants	S-1/A	7/2/2021	10.7
10.8#	Employment Agreement, dated July 6, 2021, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Robert Morse	10-Q	8/17/21	10.8
10.9#	Employment Agreement, dated July 6, 2021, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Jonathan Slager	10-Q	8/17/21	10.9
10.10#	Employment Agreement, dated July 6, 2021, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Adam O’Farrell	10-Q	8/17/21	10.10
10.11#	Employment Agreement, dated July 6, 2021, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Dean Allara	10-Q	8/17/21	10.11
10.12	Form of Indemnification and Advancement Agreement between Bridge Investment Group Holdings Inc. and its directors and officers	S-1/A	7/2/2021	10.12
10.13	Form of Company Lock-Up Agreement	S-1/A	7/2/2021	10.13
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.SCH*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.CAL*	Inline XBRL Taxonomy Extension Schema Document				X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: November 15, 2021	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Chad Briggs
Chad Briggs
Chief Financial Officer
(Principal Financial Officer)