Form 10-Q
period 2022-03-31
Bridge Investment Group Holdings Inc.
filed 2022-05-10
CIK 1854401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 29,091,417 shares of Class A common stock ($0.01 par value per share) outstanding and 85,691,621 shares of Class B common stock ($0.01 par value per share) outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, about, among other things, our operations, taxes, earnings and financial performance, and dividends. All statements other than statements of historical facts contained in this report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, fund performance and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “outlook,” “indicator,” “may,” “will,” “should,” “expects,” “plans,” “seek,” “anticipates,” “plan,” “forecasts,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward looking statements are not guarantees of future performance and are subject to known and unknown risks, assumptions and uncertainties that are difficult to predict and beyond our ability to control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results, performance or achievements may prove to be materially different from the results expressed or implied by the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including those described in Part II, Item 1A, “Risk Factors” of this report and Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022.

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

Certain Definitions

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:

•
“we,” “us,” “our,” the “Company,” “Bridge,” “Bridge Investment Group” and similar references refer: (1) following the consummation of the Transactions, including our initial public offering, or the IPO, to Bridge Investment Group Holdings Inc., and, unless otherwise stated, all of its subsidiaries, including the Operating Company and, unless otherwise stated, all of the Operating Company’s subsidiaries, and (2) prior to the completion of the IPO, to the Operating Company and, unless otherwise stated, all of the Operating Company’s subsidiaries and the Contributed Bridge GPs.
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
o
Bridge Multifamily & Commercial Fund III GP LLC (“BMF III GP”)
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
o
Bridge Net Lease Income Fund GP LLC (“BNLI GP”)
o
Bridge Logistics U.S. Venture I GP LLC (“BLV I GP”)
o
Bridge Logistics Developer GP LLC (“BLD GP”)
o
Bridge Single-Family Rental Fund IV GP LLC (“BSFR IV GP”)
•
“Class A common stock” refers to the Class A common stock, $0.01 par value per share, of the Company.
•
“Class A Units” refers to the Class A common units of the Operating Company.
•
“Class B common stock” refers to the Class B common stock, $0.01 par value per share, of the Company.
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
•
“IPO” refers to the initial public offering of shares of the Company’s Class A common stock.
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
•
“Transactions” refers to the IPO and certain organizational transactions that were effected in connection with our IPO, and the application of the net proceeds therefrom. See Note 1, “Organization,” to the condensed, consolidated and combined financial statements included elsewhere in this annual report for a description of the Transactions.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$149,121	$78,417
Restricted cash	9,162	5,455
Marketable securities, at fair value	10,950	8,035
Receivables from affiliates	56,028	35,379
Notes receivable from affiliates	34,364	118,508
Other assets	32,599	44,463
Other investments	58,214	44,006
Accrued performance allocations	505,410	439,548
Intangible assets, net	6,432	3,441
Goodwill	55,982	9,830
Deferred tax assets, net	64,375	59,210
Total assets	$982,637	$846,292
Liabilities and shareholdersʼ equity
Accrued performance allocations compensation	$50,258	$41,020
Accrued compensation and benefits	21,028	15,107
Accounts payable and accrued expenses	26,531	13,586
Due to affiliates	50,526	46,134
General Partner notes payable, at fair value	11,729	12,003
Insurance loss reserves	8,191	8,086
Self-insurance reserves and unearned premiums	4,874	3,504
Other liabilities	22,827	8,973
Notes payable	148,249	148,142
Total liabilities	$344,213	$296,555
Commitments and contingencies (Note 17)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized, 0 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 28,917,960 and 25,159,799 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	289	230
Class B common stock, $0.01 par value, 239,208,722 authorized; 85,838,275 and 86,672,305 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	859	867
Additional paid-in capital	59,247	53,527
Retained earnings	21,038	17,184
Accumulated other comprehensive loss	(12)	(21)
Bridge Investment Group Holdings Inc. equity	81,421	71,787
Non-controlling interests in Bridge Investment Group Holdings LLC	311,915	272,482
Non-controlling interests in Bridge Investment Group Holdings Inc.	245,088	205,468
Total shareholdersʼ equity	638,424	549,737
Total liabilities and shareholdersʼ equity	$982,637	$846,292

See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Consolidated and Combined Statements of Operations

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Fund management fees	$52,700	$30,851
Property management and leasing fees	18,279	16,747
Construction management fees	1,887	1,826
Development fees	1,259	386
Transaction fees	21,998	5,326
Fund administration fees	3,640	—
Insurance premiums	2,416	1,894
Other asset management and property income	1,955	1,520
Total revenues	104,134	58,550
Investment income:
Incentive fees	—	910
Performance allocations:
Realized	8,937	5,557
Unrealized	65,862	14,719
Earnings (losses) from investments in real estate	40	(3)
Total investment income	74,839	21,183
Expenses:
Employee compensation and benefits	47,480	27,151
Incentive fee compensation	—	82
Performance allocations compensation:
Realized	560	494
Unrealized	9,238	1,429
Loss and loss adjustment expenses	1,751	786
Third-party operating expenses	6,768	8,626
General and administrative expenses	9,508	4,101
Depreciation and amortization	633	753
Total expenses	75,938	43,422
Other income (expense):
Realized and unrealized gains (losses), net	427	5,798
Interest income	1,209	608
Interest expense	(1,621)	(1,587)
Total other income	15	4,819
Income before provision for income taxes	103,050	41,130
Income tax provision	(5,545)	(410)
Net income	97,505	40,720
Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	36,713	3,949
Net income attributable to Bridge Investment Group Holdings LLC	60,792	36,771
Net income attributable to Common Control Group prior to Transactions and IPO	—	36,771
Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	51,020	—
Net income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	$9,772	$—

Earnings per share of Class A common stock - Basic and Diluted (Note 21)	$0.35
Weighted-average shares of Class A common stock outstanding - Basic and Diluted (Note 21)	23,138,030

See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Consolidated and Combined Statements of Comprehensive Income

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$97,505	$40,720
Other comprehensive income - foreign currency translation adjustments, net of tax	9	1
Total comprehensive income	97,514	40,721
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	36,713	3,949
Comprehensive income attributable to Bridge Investment Group Holdings LLC	60,801	36,772
Less: comprehensive income attributable to Common Control Group prior to Transactions and IPO	—	36,772
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	51,020	—
Comprehensive income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	$9,781	$—

See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Net Investment in CCG(1)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	NCI in Operating Company or CCG(2)	NCI in Bridge Investment Group Holdings Inc.(3)	Total Shareholdersʼ/ Membersʼ Equity
Balance as of December 31, 2021	$—	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
Net income	—	—	—	—	9,772	—	36,713	51,020	97,505
Conversion of 2019 profit interest awards	—	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	—	8	(8)	775	—	—	—	—	775
Issuance of Class A Units for acquisition	—	—	—	—	—	—	—	14,930	14,930
Fair value of non-controlling interest in acquired business		—	—	—	—	—	20,053	—	20,053
Share-based compensation, net of forfeitures	—	43	—	1,570	—	—	7	5,624	7,244
Capital contributions	—	—	—	—	—	—	170	—	170
Distributions	—	—	—	—	—	—	(17,510)	(28,571)	(46,081)
Dividends on Class A Common Stock/Units, $0.21 per share	—	—	—	—	(5,918)	—	—	—	(5,918)
Foreign currency translation adjustment	—	—	—	—	—	9	—	—	9
Reallocation of equity	—	—	—	3,383	—	—	—	(3,383)	—
Balance as of March 31, 2022	$—	$289	$859	$59,247	$21,038	$(12)	$311,915	$245,088	$638,424

Balance as of December 31, 2020	$186,091	$—	$—	$—	$—	$4	$15,376	$—	$201,471
Net income prior to Transactions and IPO	36,771	—	—	—	—	—	3,949	—	40,720
Foreign currency translation adjustment prior to Transactions and IPO	—	—	—	—	—	1	—	—	1
Share-based compensation prior to Transactions and IPO	741	—	—	—	—	—	100	—	841
Capital contributions prior to Transactions and IPO	428	—	—	—	—	—	—	—	428
Distributions prior to Transactions and IPO	(21,796)	—	—	—	—	—	(6,190)	—	(27,986)
Repurchase of membership interests prior to Transactions and IPO	(68)	—	—	—	—	—	(43)	—	(111)
Balance as of March 31, 2021	$202,167	$—	$—	$—	$—	$5	$13,192	$—	$215,364

For a description of the Transactions related to our initial public offering (“IPO”) refer to Note 1.

(1) Net investment in Common Control Group (“CCG”)

(2) Non-controlling interests (“NCI”) in Bridge Investment Group Holdings LLC or Common Control Group

(3) Non-controlling interests (“NCI”) in Bridge Investment Group Holdings Inc.

See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,505	$40,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	633	753
Amortization of financing costs and debt discount and premium	131	131
Share-based compensation	7,266	841
Equity in income of investments	(997)	(4,258)
Changes in unrealized gain on General Partner notes payable	(171)	(1,540)
Amortization of lease liabilities	(100)	(68)
Unrealized performance allocations	(65,862)	(14,719)
Unrealized accrued performance allocations compensation	9,238	1,429
Changes in operating assets and liabilities:
Receivable from affiliates	(19,873)	2,499
Prepaid and other assets	2,140	1,792
Accounts payable and accrued expenses	13,320	(3,814)
Accrued payroll and benefits	5,921	1,862
Other liabilities	323	(298)
Insurance loss and self-insurance reserves	1,475	(179)
Accrued performance allocations compensation	(560)	1,153
Net cash provided by operating activities	50,389	26,304
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(17,273)	(2,584)
Distributions from investments	1,147	-
Issuance of notes receivable	(68,980)	(60,001)
Proceeds from collections on notes receivable	190,092	96,392
Purchase of tenant improvements, furniture and equipment	(195)	(133)
Deposits	(13,748)	—
Cash paid for acquisition, net of cash acquired	(15,089)	—
Net cash provided by investing activities	75,954	33,674
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	170	429
Distributions to non-controlling interests	(46,081)	(27,986)
Repurchase of membership interests	—	(111)
Repayments of General Partner notes payable	(103)	(62)
Dividends paid on Class A common stock	(5,918)	—
Net cash used in financing activities	(51,932)	(27,730)
Net increase in cash, cash equivalents, and restricted cash	74,411	32,248
Cash, cash equivalents and restricted cash - beginning of period	83,872	107,354
Cash, cash equivalents and restricted cash - end of period	$158,283	$139,602
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$618	$410
Cash paid for interest	3,041	3,019
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$15,824	$—
Origination of short-term loan receivable for prepaid acquisitions	40,000	—
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	5,166	—
Issuance of Class A Units for acquisition	14,930	—
Non-controlling interest assumed in business combination	20,053	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$149,121	$133,620
Restricted cash	9,162	5,982
Cash, cash equivalents, and restricted cash	$158,283	$139,602

See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Notes to Condensed Consolidated and Combined Financial Statements

1.
ORGANIZATION

Bridge Investment Group Holdings Inc. (the “Company”) is a leading, vertically integrated real estate investment manager, diversified across specialized asset classes. Our business operation includes ten specialized and synergistic investment platforms, including Multifamily, Workforce and Affordable Housing, Seniors Housing, Office, Development, Net Lease Income, Logistics, Debt Strategies, Agency MBS and Single-Family Rental. We provide investors with a diverse range of real estate investment products managed by our dedicated, specialized and synergistic investment teams. Our broad range of products allow us to capture new market opportunities and serve investors with various investment objectives.

The Company was incorporated as a Delaware corporation on March 18, 2021, for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Bridge Investment Group Holdings LLC (formerly known as Bridge Investment Group LLC, or, the “Operating Company”), and its wholly owned subsidiaries. The Company is the sole managing member of the Operating Company, and its only material asset is its ownership interest in the Operating Company. As the sole managing member of the Operating Company, Bridge Investment Group Holdings Inc. indirectly operates and controls all of the Operating Company’s business and affairs.

The Operating Company is the ultimate controlling entity, through its wholly owned subsidiary Bridge Fund Management Holdings LLC, of the following investment manager entities, which we refer to collectively as the Fund Managers: Bridge Multifamily Fund Manager LLC, Bridge Seniors Housing Fund Manager LLC (”BSHM”), Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC (”BOFM”), Bridge Development Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, and Bridge Single-Family Rental Fund Manager LLC (together, the “Fund Managers”). The Fund Managers provide real estate and fund investment advisory services on a discretionary basis to multiple investment funds and other vehicles, including joint venture real estate projects, separately managed accounts and privately offered real estate-related limited partnerships, including any parallel investment vehicles and feeder funds (collectively, the “funds”). The Operating Company is entitled to a pro rata portion of the management fees of the funds based on its ownership in the Fund Managers.

Each time that we establish a new fund, our direct owners establish a new general partner for that fund. We refer to these general partners collectively as the “Bridge GPs.” The Operating Company and the Bridge GPs are under common control by the direct owners of the Operating Company and the Bridge GPs. Under the terms of the Bridge GP operating agreements, they are entitled to performance fees from the funds once certain threshold returns are achieved for the limited partners.

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
•
A series of transactions were effectuated such that, among other things, direct and indirect owners of interests in the Operating Company, various fund manager entities, and certain general partner entities contributed all or part of their respective interests to the Operating Company shares of Class B common stock and Class A Units, a portion of which were further contributed to the Company in exchange for shares of Class A common stock; and

•
The Company entered into (1) a stockholders agreement with certain of the Continuing Equity Owners (including each of our executive officers), (2) a registration rights agreement with certain of the Continuing Equity Owners (including each of our executive officers) and (3) a tax receivable agreement with the Operating Company and the Continuing Equity Owners (the “Tax Receivable Agreement”).

Initial Public Offering

On July 20, 2021, the Company completed its initial public offering of 18,750,000 shares of its Class A common stock at a public offering price of $16.00 per share (the “IPO”) receiving approximately $277.2 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. The net proceeds from the IPO were used to purchase 18,750,000 newly issued Class A common units (“Class A Units”) from the Operating Company at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses. The Operating Company used net proceeds from the public offering to pay approximately $139.9 million in cash to redeem certain of the Class A Units held directly or indirectly by certain of the owners of LLC Interests in the Operating Company, prior to the IPO (collectively, “Original Equity Owners”). See Note 16, “Shareholders’ Equity,” for additional details.

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

Prior to the IPO, the Operating Company and the then-existing Bridge GPs were under common control by the Original Equity Owners. The Original Equity Owners had the ability to control the Operating Company and each applicable Bridge GP and manage and operate these entities through the Fund Managers, a common board of directors, common ownership, and shared resources and facilities. The Operating Company and the then-existing Bridge GPs represented the predecessor history for the consolidated operations. As a result, the financial statements for the periods prior to the IPO are the combined financial statements of the Operating Company and the then-existing Bridge GPs, as applicable, as the predecessor to the Company for accounting and reporting purposes. We carried forward unchanged the value of the related assets and liabilities recognized in the Contributed Bridge GPs’ financial statements prior to the IPO into our financial statements. We have assessed the Contributed Bridge GPs for consolidation subsequent to the Transactions and IPO and have concluded that the Contributed GPs represent variable interests for which the Operating Company is the primary beneficiary. As a result, the Operating Company consolidates the Contributed Bridge GPs following the Transactions. BDS I GP LLC was not contributed as part of the Transactions and as such, was derecognized upon the Company’s IPO.

As part of the Transactions, the Operating Company acquired the non-controlling interest of its consolidated subsidiaries BSHM and BOFM, which was accounted for as an equity transaction with no gain or loss recognized in the combined statement of operations. The carrying amounts of the non-controlling interest in BSHM and BOFM were adjusted to zero.

Following the Transactions and the IPO, the Company became a holding company whose principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A Units and 100% of the Class B Common Units (“Class B Units”) (voting only) in the Operating Company. The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units of the Operating Company. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement, as amended and restated (the “TRA”) (see Note 15, “Income Taxes,” for additional information). As of March 31, 2022, the Company held approximately 23% of the economic interest in the Operating Company. To the extent the Operating Company’s members exchange their Class A Units into the Company’s Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.

2.
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Operating Company and the Contributed Bridge GPs were historically under common control. Prior to the IPO, the financial statements were the combined financial statements of the Operating Company and the then-existing Contributed Bridge GPs. Subsequent to the IPO, the financial statements are the consolidated financial statements of the Company and its subsidiaries. The accompanying unaudited condensed consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated and combined financial statements are presented fairly and that estimates made in preparing the condensed consolidated and combined financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated and combined financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the Company’s audited consolidated and combined financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”).

Reclassifications — Certain prior year amounts on the condensed consolidated balance sheet have been reclassified to conform with the presentation as of March 31, 2022. These prior year reclassifications included combining current and long-term asset classifications to present a non-classified balance sheet and to condense tenant improvements, furniture and equipment with other assets. Certain prior year amounts on the condensed consolidated and combined statement of operations related to fund administration fees were reclassified from other asset management and property income to conform with presentation as of March 31, 2022.

These reclassifications did not affect net income or shareholders’ equity as of or for the periods ended March 31, 2022 and December 31, 2021, respectively.

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

Non-controlling interests include non-controlling interests attributable to Bridge Investment Group Holdings Inc. and non-controlling interests attributable to the Operating Company. Non-controlling interests attributable to the Operating Company represent third-party equity interests in the Operating Company subsidiaries related to general partner and fund manager equity interests as well as profit interests awards. Non-controlling interests attributable to Bridge Investment Group Holdings Inc. include equity interests in the Operating Company owned by third-party investors. Non-controlling interests in the Operating Company are adjusted to reflect their ownership percentage in the Operating Partnership at the end of the period, through a reallocation between controlling and non-controlling interest in the Operating Partnership, as applicable.

Use of Estimates — The preparation of condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Such estimates include those used in the valuation of investments, which directly affect accrued performance allocations and related compensation, the carrying amount of the Company's equity method investments, the measurement of deferred tax balances (including valuation allowances), and the accounting for goodwill, all of which involve a high degree of judgement and complexity and may have a significant impact on net income. Actual results could differ from those estimates and such differences could be material.

The COVID-19 pandemic has caused uncertainty and disruption in the global economy and financial markets. As a result, management’s estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.

Cash and Cash Equivalents — The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are financial instruments that are exposed to concentrations of credit risk. Cash balances may be invested in money market accounts that are not insured. The Company holds and invests its cash with high-credit quality institutions in amounts that regularly exceed the amount insured by the Federal Deposit Insurance Corporation for a single financial institution. However, the Company has not realized any losses in such cash investments or accounts and believes it is not exposed to any significant credit risk.

Restricted Cash — Restricted cash primarily consists of a collateral trust account for the benefit of the insurance carriers associated with Bridge Investment Group Risk Management, Inc. (“BIGRM”). These funds are held as collateral for the insurance carriers in the event of a claim that would require a high deductible payment from BIGRM.

Marketable Securities — The Company’s marketable securities are classified as trading securities and reported at fair value, with changes in fair value recognized through realized and unrealized gains (losses) on investments. Fair value is based on quoted prices for identical assets in active markets. Realized gains and losses are determined on the basis for the actual cost of the securities sold. Dividends on equity securities are recognized as income when declared.

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

In some instances, an instrument may fall into more than one level of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level 3 being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair value hierarchy level as of the beginning of the reporting period. (See Note 7 “Fair Value Measurements” for further detail.)

Fair Value Option — The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. (See Note 7 “Fair Value Measurements” for further detail). The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company elected the fair value option for the General Partner notes payable. The carrying value of the General Partner notes payable represents the related General Partner lenders’ net asset value (“NAV”), in the respective fund and the General Partner lenders are entitled to receive distributions and carried interest. The NAV changes over time so marking the General Partner notes payable to fair value reflect these changes.

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

The Company facilitates the payments of these fees, which are recorded as receivables, principally from affiliated parties on the condensed consolidated balance sheets, until such amounts are repaid. The Company assesses the collectability of such receivables considering the offering period, historical and forecasted capital raising, and establishes an allowance for any balances considered not collectible. None of the receivables were considered not collectible as of March 31, 2022 and December 31, 2021, respectively.

Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period Bridge calculates the accrued performance allocations that would be due to Bridge for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to Bridge to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. Bridge ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. Bridge is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, which are based on asset valuations one quarter in arrears.

Other Investments — A non-controlling, unconsolidated ownership interest in an entity may be accounted for using one of: (i) equity method where applicable; (ii) fair value option if elected; (iii) fair value through earnings if fair value is readily determinable, including election of net asset value (“NAV”) practical expedient where applicable; or (iv) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable. Changes in fair value of equity method investments are recorded as realized and unrealized gains (losses) in other income (expense) on the condensed consolidated and combined statements of operations.

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

For certain equity method investments, the Company records its proportionate share of income on a one to three-month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the condensed consolidated and combined statements of cash flows under the cumulative earnings approach.

Impairment of Investments

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

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet for all leases and to disclose certain information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public business entities, ASC 842 was effective for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities, including emerging growth companies (“EGCs”), as defined by the SEC, that have elected to defer adoption until the standard is effective for non-public business entities, to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company qualifies as an EGC and elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards.

In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, Leases (“ASU 2018-11”). This guidance allows entities to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. In addition, this guidance provides lessors with a practical expedient to not separate non-lease components from the associated lease components when certain criteria is met. The Company adopted ASC 842 on January 1, 2022, using the practical expedient to not apply the new lease standard in the comparative periods presented in the financial statements allowed for in ASU 2018-11. The Company also applied the package of practical expedients, which exempts the Company from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases. The Company did not, however, elect the hindsight practical expedient to determine the lease terms for existing leases.

Upon adoption of ASC 842, the Company recorded a right-of-use (“ROU”) asset and lease liability of approximately $13.7 million and $15.8 million, respectively, which represents the aggregate discounted amount of the Company’s minimum lease obligations as of the adoption date. Included in the ROU asset was approximately $2.1 million of deferred rent and lease incentives, which was reclassified from other liabilities upon adoption of ASC 842; however, these amounts were not reclassified as of December 31, 2021, and are therefore not comparative. The adoption of this standard did not have a material impact on the condensed consolidated statement of operations for the three months ended March 31, 2022, as all of the Company’s leases are still classified as operating leases, which under the new guidance will continue to be recognized as expense on a straight-line basis.

The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company primarily enters into operating lease agreements, as the lessee, for office space and certain equipment. Operating leases are included in other assets and other liabilities in the condensed consolidated balance sheet. Certain leases include lease and non-lease components, which the Company accounts for separately. Lease ROU assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Leases may include options to extend or terminate the lease which are included in the ROU assets and lease liability when they are reasonably certain of exercise. Lease ROU assets are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate based on information available at the inception date in determining the present value of future minimum lease payments. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the condensed consolidated statements of income. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheet. See Note 17 for more information.

Business Combinations — The determination of whether an acquisition qualifies as an asset acquisition or business combination is an area that requires management’s use of judgment in evaluating the criteria of the screen test.

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

Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of March 31, 2022 and December 31, 2021, the Company had goodwill of $56.0 million and $9.8 million, respectively. In January 2022, the Company acquired a 60% interest in Gorelick Brothers Capital’s (“GBC”) asset and property management business. The acquisition of GBC was accounted for as a business combination and recorded pursuant to the acquisition method of accounting. A majority of the fair value of the purchase consideration was attributed to goodwill, which was due to synergies expected through the ability to provide a vertically integrated approach upon launching the Bridge Single-Family Rental (“Bridge SFR”) investment strategy. Refer to Note 8 for further details on the GBC transaction. As of December 31, 2021, the Company had goodwill of $9.8 million related to the acquisitions of Bridge Property Management, L.C. (“BPM”) and Bridge Acquisitions, Asset Management, and Dispositions LLC (“BAA&D”) in 2012, and Bridge Commercial Real Estate LLC (“BCRE”) and affiliated companies in 2016.

Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. The Company performs its annual goodwill impairment test as of December 31, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed an annual goodwill impairment assessment as of December 31, 2021, and determined that there was no impairment of goodwill.

The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of March 31, 2022, there were no indicators of goodwill impairment.

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

Fund Management Fees — Fund management fees are generally based on a defined percentage of total commitments, invested capital or NAV of the investment portfolios managed by the Fund Managers. Following the expiration or termination of the investment period, the basis on which management fees are earned for certain closed-end funds and managed accounts, generally changes from committed capital to invested capital with no change in the management fee rate. The fees are generally based on a quarterly measurement period and amounts are paid in advance of recognizing revenue. Fund management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability. Fund management fees also include management fees for joint ventures and separately managed accounts. For Company sponsored closed-end funds, the capital raising period is generally 18 to 24 months. The Fund Managers charge catch-up management fees to investors who subscribe in later closings in amounts equal to the fees they would have paid if they had been in the initial closing (plus interest as if the investor had subscribed in the initial closing). Catch-up management fees are recognized in the period in which the limited partner subscribes to the fund. Fund management fees are presented net of placement agent fees, where Bridge is acting as an agent in the arrangement.

Property Management and Leasing Fees — Property management fees are earned as the related services are provided under the terms of the respective property management agreements. Included in management fees are certain expense reimbursements where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis. The Company also earns revenue associated with the leasing of commercial assets. The revenue is recognized upon the execution of the lease agreement.

Construction Management Fees — Construction management fees are earned as the services are provided under the terms of the property management agreement with each property.

Development Fees — Development fees are earned as the services are provided under the terms of the development agreement with each asset.

Transaction Fees — The Company earns transaction fees associated with the due diligence related to the acquisition of assets and financing of assets. The fees are recognized upon the acquisition of the asset or origination of the mortgage or other debt, as applicable.

Fund Administration Fees — The Company earns fund administration fees as services are provided under the terms of the respective fund administration agreement. Fund administration fees include a fixed annual amount plus a percentage of invested or deployed capital. Fund administration fees also include investor services fees which are based on an annual fee per investor.

Insurance Premiums — BIGRM insures multifamily and commercial properties owned by the funds. BIGRM insures direct risks including lease security deposit fulfillment, lessor legal liability, workers compensation deductible, property deductible and general liability deductible reimbursements. Tenant liability premiums are earned monthly. Deposit eliminator premiums are earned in the month that they are written. Workers’ compensation and property deductible premiums are earned over the terms of the policy period.

Other Asset Management and Property Income — Other Asset Management and Property Income is comprised of, among other things interest on catch-up management fees, fees related to in-house legal and tax professional fees, which is generally billed on an hourly rate to various Bridge funds and properties and other miscellaneous fees.

Investment Income — Investment income is based on certain specific hurdle rates as defined in the applicable investment management agreements or fund or joint venture governing documents. Substantially all performance income is earned from funds and joint ventures managed by affiliates of the Company.

Incentive Fees — Incentive fees comprise fees earned from certain fund investor investment mandates for which the Company does not have a general partner interest in a fund. The Company recognizes incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period.

Performance Allocations — The Company accounts for accrued performance obligations, which represents a performance-based capital allocation from a fund General Partner to the Company, as earnings from financial assets within the scope of ASC 323, Investments—Equity Method and Joint Ventures. The underlying investments in the funds upon which the allocation is based reflect valuations on a three-month lag. The Company recognizes performance allocation as a separate revenue line item in the consolidated and combined statements of operations with uncollected carried interest as of the reporting date reported within investments in the consolidated balance sheet.

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

As the fair value of underlying assets varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (i) positive performance resulting in an increase in the carried interest allocated to the Company or (ii) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a reversal of previously recognized carried interest allocated to the Company. Accrued but unpaid carried interest as of the reporting date is recorded within accrued performance allocations compensation in the condensed consolidated balance sheet.

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

Employee Compensation and Benefits — Employee compensation and benefits comprises salaries, bonus (including discretionary awards), related benefits, share-based compensation, and cost of processing payroll. Bonuses are accrued over the employment period to which they relate. Equity-classified awards granted to employees that have a service condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of profit interests awards is determined using a Monte Carlo valuation at date of grant or date of remeasurement. The fair value of Restricted Stock Units (“RSUs”) and Restricted Stock Awards is determined using the Company's closing stock price on the grant date. The Company recognizes compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Please refer to Note 20, “Share-Based Compensation and Profits Interests,” for additional information.

Incentive Fees and Performance Allocations Compensation — The Company records incentive fee compensation when it is probable that a liability has been incurred and the amount is reasonably estimable. The incentive fee compensation accrual is based on a number of factors, including the cumulative activity for the period and the expected timing of the distribution of the net proceeds in accordance with the applicable governing agreement.

A portion of the performance allocations earned is awarded to employees. The Company evaluates performance allocations to determine if they are compensatory awards or equity-classified awards based on the underlying terms of the award agreements on the grant date.

Performance allocations awards granted to employees and other participants are accounted for as a component of compensation and benefits expense contemporaneously with our recognition of the related realized and unrealized performance allocation revenue. Upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed. Liabilities recognized for carried interest amounts due to affiliates are not paid until the related performance allocation revenue is realized.

Third-party Operating Expenses — Third-party operating expenses represent transactions, largely operation and leasing of assets, with third-party operators of real estate owned by the funds where the Company was determined to be the principal rather than the agent in the transaction.

Realized and Unrealized Gain (Losses) — Realized gain (loss) occurs when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as realized gains (losses) in the condensed consolidated and combined statements of operations.

Finally, the realized and unrealized change in gain (loss) associated with the financial instruments that we elect the fair value option is also included in realized and unrealized gains (losses).

Income Taxes — Prior to the IPO, other than our subsidiaries BIGRM and BPM, the Operating Company and its subsidiaries were limited liability companies or limited partnerships and, as such, were not subject to income taxes and the individual owners of Bridge were required to report their distributive share of the Operating Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns. In preparation for the IPO, the Company was incorporated as a corporation for U.S. federal income tax purposes and from the IPO therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Operating Company.

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

Deferred income tax assets is primarily comprised of the TRA between the Operating Company and each of the Continuing Equity Owners and deferred income taxes related to the operations of BIGRM. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount, timing and character of the Company’s future taxable income. When evaluating the realizability of deferred tax assets, all evidence – both positive and negative – is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.

The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more likely than not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more likely than not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated and combined financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the condensed consolidated and combined statements of operations. See Note 15 “Income Taxes” for more information.

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

Segments — The Company operates as one business, a fully integrated real estate investment manager. The Company’s chief operating decision maker, which is the executive chairman, utilizes a consolidated approach to assess financial performance and allocate resources. As such, the Company operates as one business segment.

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

3.
REVENUE

The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2. The following tables present revenues disaggregated by significant product offerings, which align with the

Company’s performance obligations and the basis for calculating each amount for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
FUND MANAGEMENT FEES	2022	2021
Funds	$51,209	$29,470
Joint ventures and separately managed accounts	1,491	1,381
Total fund management fees	$52,700	$30,851

	Three Months Ended March 31,
PROPERTY MANAGEMENT AND LEASING FEES	2022	2021
Seniors Housing	$7,106	$6,557
Multifamily	5,313	4,094
Office	4,264	6,096
Single-Family Rental	1,596	—
Total property management and leasing fees	$18,279	$16,747

	Three Months Ended March 31,
CONSTRUCTION MANAGEMENT FEES	2022	2021
Multifamily	$1,383	$925
Office	434	749
Seniors Housing	70	152
Total construction management fees	$1,887	$1,826

	Three Months Ended March 31,
TRANSACTION FEES	2022	2021
Acquisition fees	$16,597	$4,651
Brokerage fees	5,401	675
Total transaction fees	$21,998	$5,326

For the three months ended March 31, 2022 and 2021, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of revenue was derived from operations in the United States.

As of March 31, 2022 and December 31, 2021, the Company had $5.1 million and $3.2 million, respectively, of deferred revenues, which is included in other liabilities in the condensed consolidated balance sheets for the periods then ended. During the three months ended March 31, 2022, the Company recognized $0.8 million as revenue from amounts included in the deferred revenue balance as of December 31, 2021. The Company expects to recognize the deferred revenues within a year of the balance sheet date.
4.
MARKETABLE SECURITIES

The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of March 31, 2022 and December 31, 2021, the Company’s investment securities are summarized as follows (in thousands):

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2022:
Exchange traded funds	$1,594	$—	$(18)	$1,576
Mutual funds	9,424	—	(50)	9,374
Total marketable securities	$11,018	$—	$(68)	$10,950

December 31, 2021:
Exchange traded funds	$1,159	$16	$(4)	$1,171
Mutual funds	6,873	18	(27)	6,864
Total marketable securities	$8,032	$34	$(31)	$8,035

5.
INVESTMENTS

The Company has interests in 151 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of real estate. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

		Carrying Value
Investments		March 31, 2022	December 31, 2021
Accrued performance allocations	(1)	$505,410	$439,548

Other investments:
Partnership interests in Company-sponsored funds	(2)	43,423	31,984
Investments in third-party partnerships	(3)	10,465	7,701
Other	(4)	4,326	4,321
Total other investments		$58,214	$44,006

(1)
Represents various investment accounts in carried interest in the Contributed Bridge GP funds. There is a disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles. Investment is valued using NAV of the respective vehicle.
(2)
Partnership interests in Company-sponsored funds are valued using NAV of the respective vehicle.
(3)
Investments in limited partnership interest in third-party private property technology (“proptech”) venture capital firms are valued using NAV of the respective vehicle.
(4)
Other investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes.

The Company recognized investment income of $75.2 million and $26.0 million for the three months ended March 31, 2022 and 2021, respectively, of which $74.8 million and $20.3 million, respectively, related to accrued performance allocations recognized under the equity method.

Of the total accrued performance allocations balance as of March 31, 2022 and December 31, 2021, $50.9 million and $41.0 million, respectively, were payable to affiliates, of which $50.3 million and $41.0 million, respectively, were included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended and $0.6 million was included in accounts payable and accrued expenses as of March 31, 2022.

The Company evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by the SEC. As of March 31, 2022 and December 31, 2021, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

Fair value of the investments is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more-timely basis.

6.
NOTES RECEIVABLES FROM AFFILIATES

As of March 31, 2022 and December 31, 2021, the Company had the following notes receivable from affiliates outstanding (in thousands):

	March 31, 2022	December 31, 2021
Bridge Multifamily Fund V	$—	$55,000
Bridge Logistics U.S. Venture I	—	31,644
Bridge Seniors Housing Fund III	—	24,500
Bridge Office Fund II	15,000	3,000
Bridge Single-Family Rental Fund IV	15,000	—
Total short-term notes receivables from affiliates	$30,000	$114,144

Notes receivables from employees	4,364	4,364
Total notes receivable from affiliates	$34,364	$118,508

Interest on the short-term notes receivables from affiliates accrues at a fixed rate of 4.025% per annum. As of March 31, 2022 and December 31, 2021, the Company had approximately $0.1 million and $0.3 million, respectively, of interest receivable outstanding, which is included in other assets in the accompanying condensed consolidated balance sheets for the periods then ended.

During 2021, the Company executed multiple notes with employees, none of whom are officers or immediate family members of officers, to invest in the Company or the Operating Company. As of March 31, 2022, the aggregate outstanding principal amount outstanding was $4.4 million. These notes mature in 2027 and are interest-only for the first two years after origination at a rate of 4.025% per annum.

7.
FAIR VALUE MEASUREMENTS

Exchange traded funds: Valued using the market price of the fund as of the consolidated balance sheet dates, March 31, 2022 and December 31, 2021. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.

Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the consolidated balance sheet dates, March 31, 2022 and December 31, 2021. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.

Accrued performance allocations and partnership interests: The Company generally values its investments in accrued performance allocations and partnership interests using the NAV per share equivalent calculated by the investment manager as a practical expedient to determining an fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the NAV per share practical expedient.

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

The following table presents assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

				Measured at
	Level 1	Level 2	Level 3	NAV	Total
March 31, 2022
Assets:
Exchange traded funds	$1,576	$—	$—	$—	$1,576
Mutual funds	9,374	—	—	—	9,374
Accrued performance allocations	—	—	—	505,410	505,410
Partnership interests	—	—	—	53,888	53,888
Other investments	—	—	4,326	—	4,326
Total assets at fair value	$10,950	$—	$4,326	$559,298	$574,574

Liabilities:
General Partner notes payable	$—	$—	$—	$11,729	$11,729

December 31, 2021
Assets:
Exchange traded funds	$1,171	$—	$—	$—	$1,171
Mutual funds	6,864	—	—	—	6,864
Accrued performance allocations	—	—	—	439,548	439,548
Partnership interests	—	—	—	39,685	39,685
Other investments	—	—	4,321	—	4,321
Total assets at fair value	$8,035	$—	$4,321	$479,233	$491,589

Liabilities:
General Partner notes payable	$—	$—	$—	$12,003	$12,003

The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other
Investments
Balance as of December 31, 2021	$4,321
Purchases	5
Balance as of March 31, 2022	$4,326

Accrued carried interest allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

		Unfunded
	Fair Value	Commitments
March 31, 2022:
Accrued performance allocations	$505,410	$—

Partnership interests:
Company-sponsored open-end fund	14,440	—
Company-sponsored closed-end funds	28,983	3,927
Third-party closed-end funds	10,465	4,258
Total partnership interests	$53,888	$8,185
	\
December 31, 2021:
Accrued performance allocations	$439,548	$—

Partnership interests:
Company-sponsored open-end fund	15,474	—
Company-sponsored closed-end funds	16,510	20,885
Third-party closed-end funds	7,701	2,436
Total partnership interests	$39,685	$23,321

The Company can redeem its investment in the Company-sponsored open-end fund with a 60-day notice. The Company’s interests in its closed-end funds are not subject to redemption, with distributions to be received through liquidation of underlying investments of the funds. The closed-end funds generally have eight-to-ten year terms, which may be extended in certain circumstances.

Fair Value Information of Financial Instruments Reported at Cost

The carrying values of cash, accounts receivable, due from and to affiliates, interest payable and accounts payable approximate fair value due to their short-term nature and negligible credit risk. The following table presents the carrying amounts and estimated fair values of financial instruments reported at amortized cost (in thousands):

					Carrying
	Level 1	Level 2	Level 3	Total	Value
As of March 31, 2022:
Notes payable (private notes)	$—	$—	$138,122	$138,122	$150,000

As of December 31, 2021:
Notes payable (private notes)	$—	$—	$144,577	$144,577	$150,000

Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments.

8.
BUSINESS COMBINATION AND GOODWILL

On January 31, 2022, the Company acquired certain assets of Gorelick Brothers Capital (“GBC”), including a 60% interest in GBC’s asset and property management business (the “GBC Acquisition”). The 60% interest in GBC’s asset and property management business was acquired by the Operating Company for consideration of $30.0 million (total implied value of $50.0 million) with 50% paid in cash and 50% with 694,412 Class A Units of the Operating Company, which was based on an average of the Company’s closing stock price prior to the closing of the transaction. Upon consummation of the GBC Acquisition, (i) the GBC team and Bridge launched a single-family rental (“SFR”) strategy on the Bridge platform, (ii) Bridge and the former key principals of GBC formed and jointly own a new SFR investment manager within Bridge, and (iii) Bridge and the former GBC principals completed a $660.0 million recapitalization of a portfolio comprising more than 2,700 homes in 14 markets, concentrated in the Sunbelt and certain Midwest markets of the United States. The Operating Company now indirectly owns a 60% majority of the newly created Bridge SFR investment manager, and the former principals of GBC own the remaining 40%.

A majority of the fair value of the purchase consideration was attributed to goodwill, with synergies expected to accrue from the vertically integrated Bridge SFR investment strategy. As part of the transaction, approximately $1.0 million of liabilities were assumed by the Operating Company as consideration for the purchase price. The number of Class A Units of the Operating Company that were transferred to GBC as a portion of the total consideration was based on an average closing price of the Company's Class A common stock from January 13, 2022 through January 27, 2022. Class A Units of the Operating Company are exchangeable on a one-for-one basis with Class A common stock, subject to certain conditions.

As of March 31, 2022, the estimated fair values and allocation of consideration are preliminary, based on information available at the time of closing as the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these provisional values may be subject to adjustment during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed at the time of closing (in thousands).

Consideration
Cash	$15,089
Class A Units	14,930
Total consideration for equity interest acquired	$30,019

Assets acquired, liabilities assumed and non-controlling interests
Cash		$56
Working capital		623
Trade name(1)		150
In place contracts(1)		3,195
Other liabilities		(104)
Fair value of net assets acquired		$3,920
Non-controlling interest(1)		(20,053)
Goodwill(1)		46,152
Total assets acquired, liabilities assumed and non-controlling interests, net		$30,019

(1) The fair value was determined using Level 3 assumptions.

In connection with the GBC Acquisition, the Company expensed the closing costs during the period in which they were incurred, which is included in general and administrative expense on the consolidated statement of operations for the period then ended.

Intangible assets acquired consist of fund and property management contracts and trade name. The fair value of management contracts was estimated based upon estimated net cash flows generated from those contracts, discounted at 8.5% with remaining lives estimated between 5 and 10 years for fund management contracts and 30-days for property management contracts. The trade name was valued using a relief-from-royalty method, based on estimated savings from an avoided royalty rate of 1% on expected revenue discounted at 8.5%, with an estimated useful life of 4 years.

9.
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
•
Property Deductible Reimbursement ($750,000 per occurrence/$2,000,000 policy annual aggregate)
•
General Liability Deductible Reimbursement ($5,000,000 in excess of $25,000 per occurrence; $10,000,000 policy annual aggregate)

For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through March 31, 2022. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of March 31, 2022 and December 31, 2021, the Company had reserved $8.2 and $8.1 million, respectively.

10.
SELF-INSURANCE RESERVES

Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $125,000 per individual per year. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of March 31, 2022 and December 31, 2021, the Company had reserved $3.8 million and $2.5 million, respectively.

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

On June 20, 2020, the Company added a general liability self-insured retention aggregate limit of $10.0 million with a per occurrence limit of $2.0 million and per location limit of $4.0 million. Any insurance claims above these limits are fully insured by multiple insurance carriers. BPM insured this retention with the BIGRM captive. As of both March 31, 2022 and December 31, 2021, the Company had reserved $1.0 million.

As of March 31, 2022 and December 31, 2021, the total self-insurance reserve liability was $4.9 million and $3.5 million, respectively.

11.
GENERAL PARTNER NOTES PAYABLE

The Bridge GPs traditionally have a General Partner commitment to the respective fund, which is usually satisfied by affiliates direct investment into the funds. For the General Partner commitments for BSH I GP and BMF III GP this commitment was satisfied by notes payable (“General Partner Notes Payable”) between the General Partner and certain related parties or outside investors (“GP Lenders”) for reduced management fees. Under the terms of the General Partner Notes Payable, the GP Lender enters into a notes payable with the respective General Partner, which then subscribes to the respective fund for the same amount as the amount of the General Partner Note Payable. The General Partner Notes Payable mature based upon the terms of the limited partnership agreement of the respective fund. The carrying value of the General Partner Notes Payable represents the related GP Lender’s net asset value in the fund. The GP Lenders are entitled to all returned capital and profit distributions net of management fees and carried interest. We have elected the fair value option for the General Partner Notes Payable so that changes in value are recorded in investment income (loss). The following table summarizes the carrying value of the General Partner Notes Payable (in thousands):

		Fair Value
	Commitment	March 31, 2022	December 31, 2021
Bridge Seniors Housing Fund I	$4,775	$5,107	$5,309
Bridge Multifamily Fund III	9,300	6,622	6,694
Total	$14,075	$11,729	$12,003

The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund.

12.
LINE OF CREDIT

On July 22, 2020, the Company entered in a secured revolving line of credit to borrow up to $75.0 million (“Line of Credit”). Debt issuance costs related to the Line of Credit are included in other assets in the condensed consolidated balance sheets. The Company did not have an outstanding balance on the Line of Credit as of March 31, 2022 and December 31, 2021. Borrowings under this arrangement accrue interest at LIBOR plus 2.25%. The revolving Line of Credit contains various financial covenants applicable to the Company. The covenants require the Company to maintain (1) a Consolidated Total Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of no more than 3.0x, (2) minimum liquidity of $2.5 million, (3) $20.0 million of affiliate deposits in a specific financial institution and (4) minimum quarterly EBITDA of $10.0 million. As of March 31, 2022, the Company was in full compliance with all debt covenants. The Line of Credit matures on July 22, 2022.

13.
NOTES PAYABLE

On July 22, 2020, the Operating Company entered into a $150.0 million Note Purchase Agreement, pursuant to which it issued two tranches of notes (the “Private Notes”). As of March 31, 2022 and December 31, 2021, unamortized deferred financing costs were $1.8 million and $1.9 million, respectively, and the net carrying value of the Private Notes was $148.2 million and $148.1 million, respectively. The Private Notes have two tranches: a 5-year 3.9% fixed rate tranche that matures on July 22, 2025 and a 7-year 4.15% fixed rate tranche that matures on July 22, 2027. The Private Notes contain various financial covenants applicable to the Operating Company. The covenants require the Operating Company to maintain (1) a Consolidated Total Debt to Consolidated EBITDA ratio of no more than 3.0x, (2) minimum liquidity of $2.5 million, and (3) minimum quarterly EBITDA of $10.0 million. As of March 31, 2022, the Operating Company was in full compliance with all debt covenants. The Private Notes are collateralized by the assets held by the Operating Company.

The following table presents scheduled principal payments of the Operating Company’s debt as of March 31, 2022 (in thousands):

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

The following table presents the activity of the Company’s debt issuance costs for the three months ended March 31, 2022 (in thousands):

Unamortized debt issuance costs as of December 31, 2021	$1,858
Amortization of debt issuance costs	(107)
Unamortized debt issuance costs as of March 31, 2022	$1,751

14.
OTHER INCOME — REALIZED GAINS (LOSSES)

Realized gains (losses) in the condensed consolidated and combined statements of operations consist primarily of the realized and unrealized gains and losses on investments (including foreign exchange gains and losses attributable to foreign denominated investments and related activities) and other financial instruments, including the General Partner Note Payable for which the fair value option has been elected. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment or financial instrument, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

The following table summarizes realized gains (losses) on investments and other financial instruments for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$6	$(1,240)	$(1,234)
Investment in third-party partnerships	(11)	1,569	1,558
General Partner Notes Payable	(96)	267	171
Total realized gains (losses)	$(101)	$596	$495

	Three Months Ended March 31, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$1	$4,044	$4,045
Investment in third-party partnerships	(43)	243	200
Other investments	17	(4)	13
General Partner Notes Payable	—	1,540	1,540
Total realized gains (losses)	$(25)	$5,823	$5,798

15.
INCOME TAXES

The Company is taxed as a corporation for U.S. federal and state income tax purposes. In addition to U.S. federal and state income taxes, the Company is subject to local and foreign income taxes, with respect to the Company’s allocable share of any taxable income generated by the Operating Company that flows through to the Company.

The Operating Company and its subsidiaries, other than BIGRM and BPM, are limited liability companies or limited partnerships and, as such, are not subject to income taxes. The individual owners of the Operating Company and its subsidiaries are required to report their distributive share of realized income, gains, losses, deductions, or credits on their individual income tax returns.

In connection with the exchanges of Operating Company interests for Class A common stock by the Original Equity Owners in July and August 2021, the Company’s ownership in the Operating Company increased, which resulted in a deferred tax asset. Additionally, in connection with the exchange transactions the Company recorded an initial corresponding TRA liability of $44.4 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging Original Equity Owners. During the three months ended March 31, 2022, certain Original Equity Owners exchanged a portion of their Class A Units for Class A common stock, which also resulted in a redemption of the corresponding Class B common stock. The exchange increased the deferred income tax asset from $59.0 million, and the corresponding TRA liability from $46.1 million, as of December 31, 2021, to $64.1 million and $50.5 million as of March 31, 2022, respectively.

The Company’s effective tax rate was approximately 5% and 1% for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal taxes prior to the Transactions and the IPO and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests.

The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.

As of March 31, 2022, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next 12 months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, based on information available to the Company as of the date hereof, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated and combined financial statements.

16.
SHAREHOLDERS’ EQUITY

Initial Public Offering

On closing of the IPO, owners of the Contributed Bridge GPs contributed their interests in the respective Contributed Bridge GPs in exchange for LLC Interests in the Operating Company. Prior to the IPO, the Operating Company did not have any direct interest in the Contributed Bridge GPs. Subsequent to the Transactions, the Operating Company consolidates the Contributed Bridge GPs. These condensed consolidated and combined financial statements include 100% of the results of operations and performance of the Contributed Bridge GPs for the periods presented, including prior to the IPO, on the basis of common control prior to the Transactions. The net income that is not attributable to the Operating Company is reflected in net income attributable to non-controlling interests in the subsidiaries in the condensed consolidated and combined statements of operations and comprehensive income.

Prior to the Transactions, the Contributed Bridge GPs had three classes of shares: (i) Class A; (ii) Class C; and (iii) Class D. Class A represents the voting interest and Classes C and D represent allocations of carried interest to employees of the Operating Company, which are included in performance allocations compensation. As part of the Transactions, all of the Class C shares of the Contributed Bridge GPs were exchanged for interests in the Operating Company. Generally, if at the termination of a fund (and at interim points in the life of a fund), the fund has not achieved investment returns that exceed the preferred return threshold or (in all cases) the applicable Bridge GP receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Bridge GP will be obligated to repay an amount equal to the excess of amounts previously distributed to the Bridge GP over the amounts to which the Bridge GP was ultimately entitled (generally net of income tax liabilities associated with related allocations of taxable income).

All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of March 31, 2022 and December 31, 2021, there was $1.4 million that was declared that had not yet been distributed to Original Equity Owners.

Changes in Shareholders’ Equity and Non-Controlling Interests

Collapse of 2019 Profits Interest Awards

On January 1, 2022, the Company’s 2019 profits interests awards were collapsed into 790,424 shares of Class A common stock and 13,255,888 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on Distributable Earnings attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests were held, and the market price of the Company’s Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2022; however, there was a corresponding increase in the number of outstanding Class A Units and shares of Class A common stock. The collapse of the 2019 profits interests awards was partially accounted for as a modification and partially accounted for as cancellations. For the 2019 profits interest awards that were cancelled, the Company accelerated the recognition of the unamortized share-based compensation expense amounting to $0.6 million for the three months ended March 31, 2022.

Issuance of Class A Units for Acquisition

In January 2022, the Company acquired a 60% interest in GBC’s asset and property management business for consideration of $30 million, with 50% paid in cash and 50% with 694,412 Class A Units of the Operating Company valued at $14.9 million, which was based on an average of the Company’s closing stock price prior to the closing of the GBC Acquisition.

Non-controlling Interest in Bridge Investment Group Holdings Inc.

Certain current and former employees of the Company directly or indirectly own interests in the Operating Company, presented as non-controlling interests in the Operating Company. Non-controlling interests in the Operating Company have the right to require the Operating Company to redeem part or all of such member’s Class A Units for cash based on the market value of an market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company’s election as managing member of Operating Company, through issuance of shares of Class A common stock on a one-for-one basis. At the end of each period, non-controlling interests in Operating Company is adjusted to reflect their ownership percentage in Operating Company at the end of the period, through a reallocation between controlling and non-controlling interests in Operating Company.

During the three months ended March 31, 2021, 834,030 Class A Units were redeemed, with the issuance of Class A common stock on a one-for-one basis.

Bridge Investment Group Holdings Inc.

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Class A common stock is traded on the New York Stock Exchange. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 239,208,722 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. See Note 1 “Organization” for more information about the Company’s common stock.

As of March 31, 2022, 28,917,960 shares of Class A common stock (including Restricted Stock) were outstanding, 85,838,275 shares of Class B common stock were outstanding, and there were no shares of our preferred stock outstanding.

The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the three months ended March 31, 2022:

	Bridge Investment Group Holdings Inc.
		Class A
	Class A	Restricted	Class B
	Common	Common	Common
	Stock	Stock	Stock
Balance as of December 31, 2021	22,742,137	2,417,662	86,672,305
Class A common stock issued - 2019 Profits Interests conversion	56,134	734,290	—
Class A common stock issued - unitholder conversions	834,030	—	(834,030)
Class A restricted common stock issued	—	2,176,482	—
Class A restricted common stock forfeited	—	(42,775)	—
Class A restricted common stock vested	260,234	(260,234)	—
Balance as of March 31, 2022	23,892,535	5,025,425	85,838,275

Dividends are reflected when paid in the consolidated and combined statements of stockholders’ equity, while distributions are reflected when declared by the Company’s board of directors. Dividends are made to Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries.

During the quarter ended March 31, 2022, the Company declared and paid a quarterly dividend of $0.21 per share on Class A common stock totaling $5.9 million.

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

Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three months ended March 31, 2022, $17.5 million was distributed to non-controlling interests in the Operating Company and $28.6 million was distributed to non-controlling interest in the Company. During the three months ended March 31, 2021, $21.8 million was distributed to the Operating Company’s members prior to the IPO and Transactions and $6.2 million was distributed to non-controlling interests.

The Operating Company’s Members’ capital interests are transferable; however, transfers are subject to obtaining the prior written consent of the Company, with certain exceptions for transfers to affiliated parties. Members’ liability is limited to the capital account balance. Distributions are reflected in the condensed consolidated and combined statements of changes in shareholders equity when declared by the board of directors and consist of distributions to members and non-controlling interest holders.

As of March 31, 2022, the Company is the sole managing member of the Operating Company, and owns 28,984,797 Class A Units and 97,463,981 million Class B Units (voting only), respectively, of the Operating Company, which is 23% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.

The following table presents a reconciliation of Bridge Investment Group Holdings LLC Interests for the three months ended March 31, 2022:

	Bridge Investment Group Holdings LLC
	Class A	Class B
	Units	Units
Balance as of December 31, 2021	109,699,232	97,463,981
Issuance of Class A Units	14,740,724	—
Balance as of March 31, 2022	124,439,956	97,463,981

17.
COMMITMENTS AND CONTINGENCIES

The Company leases office space generally under long-term non-cancelable operating lease agreements. The terms of each lease are unique and some permit early cancellation, while other leases have only a short period of time remaining on what was originally a longer dated lease agreement that is nearing the maturity. Certain leases contain renewal options, rent escalations, and terms to pay a proportionate share of the operating expenses. Rent expense is recorded on a straight-line basis over the lease term for leases with determinable rent escalation and lease incentives.

The following is a summary of the Company’s leases as of March 31, 2022 (dollar amounts in thousands):

Right-of-use assets, included in Other assets	$13,469
Lease Liabilities, included in Other liabilities	$15,642

Weighted average remaining lease term (in years)	5.3
Weighted average discount rate	4.03%

The components of lease expense included in general and administrative in the condensed consolidated statement of operations for the three months ended March 31, 2022 are as follows (in thousands):

Operating lease costs	$1,065
Variable lease costs	32
Total lease costs, included in general and administrative expenses	$1,097

Cash paid for amounts included in the measurement of operating lease liabilities	$1,167

Of the total leases costs for the three months ended March 31, 2022, $0.2 million was related to short-term leases with a term of less than one year. Total rent expense for all of the Company’s office leases for the three months ended March 31, 2021 was $1.0 million (net of lease incentive amortization of $0.1 million).

As of March 31, 2022, the maturities of operating lease liabilities were as follows (in thousands):

Remainder of 2022	$2,593
2023	3,496
2024	2,958
2025	2,901
2026	2,864
Thereafter	2,621
Total lease liabilities	17,433
Less: Imputed interest	(1,791)
Total operating lease liabilities	$15,642

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

As of March 31, 2022 and December 31, 2021, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $122.6 million and $120.9 million, respectively, of which $108.0 million and $106.9 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of March 31, 2022, there is no contingent repayment obligation or liability.

Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.

Standby Letters of Credit — As of March 31, 2022, the Company has guaranteed a $6.0 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of March 31, 2022, the Company has guaranteed a $362,000 standby letter of credit related to an operating lease.

Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of March 31, 2022. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

The Company may incur contingent liabilities for claims that may be made against it in the future. The Company enters into contracts that contain a variety of representations, warranties and covenants. For example, the Company, and certain of the Company’s funds have provided non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, in connection with certain investment vehicles that the Company manages. The Company’s maximum exposure under these arrangements is currently unknown, and the Company’s liabilities for these matters would require a claim to be made against the Company in the future.

18.
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

The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $53.9 million and $39.7 million as of March 31, 2022 and December 31, 2021, respectively, included in other investments on the condensed consolidated balance sheets.

The Operating Company consolidates certain VIEs for which it is the primary beneficiary. Pre-IPO VIEs consisted of certain operating entities not wholly owned by the Company and included Bridge Seniors Housing Fund Manager LLC, Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, and the Bridge GPs. As part of the Transactions and IPO, the Operating Company acquired the non-controlling interest of its consolidated subsidiaries BSHM and BOFM, which was accounted for as an equity transaction with no gain or loss recognized in combined net income for the period then ended. The carrying amounts of the non-controlling interest in BSHM and BOFM were adjusted to zero.

The assets of the Operating Company’s consolidated VIEs totaled $916.2 million and $787.3 million as of March 31, 2022 and December 31, 2021 respectively, while the liabilities of the consolidated VIEs totaled $288.0 million and $249.7 million as of same dates. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.

19.
RELATED PARTY TRANSACTIONS

Substantially all of the Company’s revenue is earned from its affiliates, including fund management fees, property management and leasing fees, construction management fees, development fees, transaction fees, insurance premiums, and real estate mortgage brokerage and administrative expense reimbursements. The related accounts receivable is included within receivables from affiliates within the condensed consolidated balance sheets.

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

	March 31, 2022	December 31, 2021
Fees receivable from non-consolidated funds	$31,630	$23,991
Payments made on behalf of and amounts due from non-consolidated entities	24,398	11,388
Total receivables from affiliates	$56,028	$35,379

As of March 31, 2022 and December 31, 2021, the Company had accrued a $50.5 million and $46.1 million due to affiliates in connection with the TRA (see Note 2, “Significant Accounting Policies,” for more details), which was included in due to affiliates for the period then ended.

20.
SHARE-BASED COMPENSATION AND PROFITS INTERESTS

Restricted Stock and RSUs

On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of the Company’s Class A common stock were reserved for issuance. On January 1, 2022, the number of shares available under the 2021 Incentive Award Plan increased to 8,836,972. As of March 31, 2022, 4,503,756 shares remained available for future grants. Restricted Stock and RSUs are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.

The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the consolidated and combined statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient leaves prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. During the three months ended March 31, 2022, the Company reversed $55,000 of share-based compensation related to Restricted Stock and RSU forfeitures.

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

During the three months ended March 31, 2022, 50,137 RSUs were issued at a weighted-average fair value per share of $23.84. The following summarizes Restricted Stock activity for the three months ended March 31, 2022 (in thousands, except per share data):

		Weighted-
		average fair
	Restricted	value per
	Stock	share
Balance as of December 31, 2021	2,417,662	$15.82
Issued	2,910,772	24.55
Vested	(260,234)	24.60
Forfeited	(42,775)	16.00
Balance as of March 31, 2022	5,025,425	$20.42

The total value at grant date of Restricted Stock and RSUs granted during the three months ended March 31, 2022, was $71.5 million and $1.2 million, respectively. As of March 31, 2022, 5,025,425 shares of Restricted Stock and 66,637 RSUs were expected to vest with an aggregate intrinsic value of $102.3 million and $1.4 million, respectively.

At March 31, 2022, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $84.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Profits Interests

The Operating Company issued profits interests in the Operating Company and certain Fund Managers in 2019, 2020, and 2021 to certain members of management to participate in the growth of the Operating Company and the respective Fund Managers. A holding company was formed for each of the Fund Managers to hold these profits interests. The holding company’s ownership equates from 5% to 40% of the related Fund Managers above a certain income and valuation threshold. The Operating Company issued two types of profits interests: (i) award shares and (ii) anti-dilutive shares. The fair value of these awards was determined using a Monte Carlo Valuation model. Each of the awards has an earnings threshold for distributions and equity appreciation. The grant date fair value of the profits interests awards are expensed over the vesting period. The award shares are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. The Operating Company also issued anti-dilutive awards to active partners. Since the anti-dilutive awards were fully vested, the Company recorded 100% of the fair value as share-based compensation in the year the anti-dilutive shares were granted.

If the recipient leaves after the awards vest, the Company has the option to repurchase the shares at fair value. If the recipient leaves prior to vesting, the awards are forfeited.

At March 31, 2022, the aggregate unrecognized compensation cost for all unvested profits interests awards was $10.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the consolidated and combined statement of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2022	2021
Profits interests award shares	$1,616	$841
Restricted Stock and RSUs	5,650	—
Total share-based compensation	$7,266	$841

As of March 31, 2022, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of March 31, 2022
	Total	Restricted Stock and RSUs	Profit interest awards
Remainder of 2022	$26,628	$22,990	$3,638
2023	25,967	22,935	3,032
2024	23,486	21,341	2,145
2025	13,026	12,070	956
2026	5,349	5,034	315
Thereafter	42	42	—
Total	$94,498	$84,412	$10,086

21.
EARNINGS PER SHARE

Basic and diluted earnings per share of Class A common stock is presented only for the three months ended March 31, 2022. There were no shares of Class A common stock outstanding prior to the Transactions and the IPO, therefore, no earnings per share information has been presented for any period prior to the date of the IPO. The following table presents our EPS for the three months ended March 31, 2022 (in thousands, except per share amounts):

Numerator:	Three Months Ended March 31, 2022
Income attributable to Bridge Investment Group Holdings Inc.	$9,780
Less:
Income allocated to Restricted Stock and RSUs	(695)
Distributions on Restricted Stock and RSUs	(1,071)
Earnings available to Class A common shareholders - basic and diluted	$8,014

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	23,138,030
Earnings per share of Class A common stock - basic and diluted	$0.35

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

22.
SUBSEQUENT EVENTS

Other than as disclosed elsewhere in these notes to condensed, consolidated and combined financial statements, no subsequent events have occurred that would require recognition in the condensed, consolidated and combined financial statements or disclosure in the accompanying footnotes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this quarterly report on Form 10-Q, including the condensed consolidated and combined financial statements and related notes, and should be read in conjunction with the accompanying tables and our annual audited financial statements in our annual report on Form 10-K, filed with the SEC on March 18, 2022. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements. In addition, amounts and percentages in the tables below may reflect rounding adjustments and consequently totals may not appear to sum.

Overview

We are a leading, vertically integrated real estate investment manager, diversified across specialized asset classes, with approximately $38.8 billion of AUM as of March 31, 2022. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to develop an array of investment platforms focused on sectors of the U.S. real estate market that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of more than 190 global institutions and more than 11,000 individual investors across our investment strategies.

Business Segment

We operate as one business, a fully integrated real estate investment manager. The Company’s chief operating decision maker, which is the executive chairman, utilizes a consolidated approach to assess financial performance and allocate resources. As such, the Company operates as one business segment.

Recent Events

On January 31, 2022, the Company acquired certain assets of Gorelick Brothers Capital (“GBC”), including a 60% interest in GBC’s asset and property management business (the “GBC Acquisition”). The 60% interest in GBC’s asset and property management business was acquired by the Operating Company for consideration of approximately $30 million (total implied value of $50 million) with 50% paid in cash and 50% with 694,412 Class A Units of the Operating Company, which was based on an average of the Company’s closing stock price prior to the closing of the GBC Acquisition. Upon consummation of the GBC Acquisition, (i) the GBC team and Bridge launched a single-family rental (“SFR”) strategy on the Bridge platform, (ii) Bridge and the former key principals of GBC formed and jointly own a new SFR investment manager within Bridge, and (iii) Bridge and the former GBC principals completed a $660 million recapitalization of a portfolio comprising more than 2,700 homes in 14 markets, concentrated in the Sunbelt and certain Midwest markets of the United States. The Operating Company now indirectly owns a 60% interest in the newly created Bridge SFR investment manager, and the former principals of GBC own the remaining 40%. See Note 8, “Business Combinations and Goodwill,” to our condensed consolidated and combined financial statements for additional information on this transaction.

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

Impact of COVID-19

The spread of COVID-19 throughout the world has led many countries to institute a variety of public health measures, which led to significant disruption and uncertainty in the global financial markets. While many of the initial restrictions in the United States have been relaxed or lifted in an effort to generate more economic activity, the risk of future outbreaks of COVID-19, or variants thereof, or of other public health crises remain, and some restrictions remain in place and lifted restrictions may be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, people may not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery.

We continue to closely monitor developments related to COVID-19 and assess any negative impacts to our business. The COVID-19 pandemic has affected, and may further affect, our business in various ways. In particular, it is possible that our future results may be adversely affected by slowdowns in fundraising activity, the pace of capital deployment and the expansion of our tenant base and our ability to collect rental income when due. See “Risk Factors—Risks Related to Our Industry—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, may affect the investment returns of our funds, has disrupted, and may continue to disrupt, industries in which we and our funds operate and could potentially negatively impact us or our funds” in our annual report on Form 10-K.

Countries around the world continue to recover from the economic impacts of the COVID-19 pandemic. While economic activity remains robust, global supply chain disruptions, labor shortages and rising commodity prices continue to have a negative impact across sectors and regions, and concerns regarding geopolitical risk, inflation and increasing interest rates are deepening.

Key Financial Measures

Our key financial and operating measures are discussed below. Additional information regarding our significant accounting policies can be found in Note 2, “Significant Accounting Policies,” to our condensed consolidated and combined financial statements, which appear elsewhere in this quarterly report on Form 10-Q.

Revenues

Fund Management Fees. Our Fund Management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of March 31, 2022, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.85% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets is usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.

Property Management and Leasing Fees. We have vertically integrated platforms where we operate a significant percentage of the real estate properties owned by our funds. As of March 31, 2022, we managed approximately 100% of the multifamily properties, 93% of the workforce and affordable housing properties, 81% of the office properties, and 33% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.5% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized, in the same period. The offset is recorded in third-party operating expenses on the consolidated and combined statement of operations.

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

Transaction Fees. We earn transaction fees associated with the due diligence related to the acquisition of assets and origination of debt financing for assets. The fee is recognized upon the acquisition of the asset or origination of the mortgage or other debt. For the three months ended March 31, 2022, the fee range for acquisition fees was 0.5% to 1.0% of the gross acquisition cost of the investment or, in the case of development projects, the total development budget, and the fee range for debt origination was 0.3% to 1.0%.

Fund administration Fees. The Company earns fund administration fees for providing such services to our funds. Fund administration fees include a fixed annual amount plus a percentage of invested or deployed capital. Fund administration fees also include investor services fees, which are based on an annual fee per investor. Fees are earned as services are provided, and are recognized on a straight-line basis.

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

Other Asset Management and Property Income. Other asset management and property income is comprised of, among other things, interest on catch-up management fees, fees related to in-house legal and tax professional fees, which are generally billed on an hourly rate to various Bridge funds and properties, and other miscellaneous fees.

Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of March 31, 2022, we had approximately $14.6 billion of carry-eligible AUM across approximately 43 funds and other vehicles, of which 19 were in accrued carried interest positions.

Incentive fees are generally calculated as a percentage of the profits earned with respect to certain accounts for which we are the investment manager, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in our contracts with our customers. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax basis portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and included in accrued performance allocations compensation in the condensed consolidated balance sheets.

Performance allocations include the allocation of performance-based fees to us from limited partners in the funds in which we hold an equity interest. We are entitled to a performance allocation (typically 15% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 6% to 8%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, performance allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606, or ASC 606, Revenue from Contracts with Customers. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. We record the amount of carried interest allocated to us as of each period end as accrued performance allocations, which is included as a component of investments in the condensed consolidated balance sheets. Performance allocations are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Performance allocations are subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life.

Expenses

Employee Compensation and Benefits. Compensation comprises salaries, bonuses (including discretionary awards), related benefits, share-based compensation, compensatory awards, and the cost of processing payroll. Bonuses are accrued over the employment period to which they relate.

Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees also are eligible to receive unvested Class A restricted common stock (“Restricted Stock”), Restricted Stock Units (“RSUs”), and profits interests awards. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of remeasurement. We recognize compensation expense on a straight-line basis over the requisite service period of the awards not contingent on employment, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. See Note 20, “Share-Based Compensation and Profits Interests,” to our consolidated and combined financial statements for more information about equity awards.

Performance Allocations Compensation. Performance fee-related compensation deemed to be compensatory awards represents the portion of performance allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the funds. Up to 60% of performance allocation revenue is awarded to employees as part of our long-term incentive compensation plan, fostering alignment of interest with our fund investors and investors, and retaining key investment professionals. Performance allocations related compensation is accounted for as compensation expense in conjunction with the related performance allocation revenue and, until paid, is recorded as a component of accrued performance allocations compensation in the consolidated balance sheet. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of performance allocation revenue from realized investment activity. Performance allocations related compensation expense may be subject to reversal to the extent that the related performance allocation revenue is reversed. Performance allocations related compensation paid to employees may be subject to clawback on an after-tax basis under certain scenarios. Incentive fee-related compensation is accrued as compensation expense when it is probable and estimable that payment will be made.

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

Other Income (Expense)

Realized and unrealized gains (losses). Realized and unrealized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized income (loss) at the time an investment is realized. The Company’s share of the investee’s income and expenses for the Company’s equity method investments (exclusive of carried interest) is also included within other investment income (loss). Investment income (loss) is presented together as realized and unrealized income (losses) in the consolidated and combined statements of operations. Finally, the realized and unrealized change in income (loss) associated with the financial instruments that we elect the fair value option is also included in realized and unrealized investment income (loss).

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

Income Tax Provision. Income tax expense consists of taxes paid or payable by us and our operating subsidiaries. Following our IPO. We are taxed as a corporation for U.S. federal and state income tax purposes and, as a result, are subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income generated by the Operating Company that will flow through to its members. The Operating Company has historically been treated as a partnership for U.S. federal and state income tax purposes. As such, income generated by the Operating Company flows through to its members and is generally not subject to U.S. federal or state income tax at the Operating Company level. Our non-U.S. subsidiaries operate as corporate entities in non-U.S. jurisdictions. Accordingly, in some cases, these entities are subject to local or non-U.S. income taxes. In addition, certain subsidiaries are subject to local jurisdiction taxes at the entity level, with the related tax provision reflected in the consolidated and combined statements of operations.

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

The table below presents a rollforward of our AUM for the three months ended March 31, 2022 and 2021 (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021
AUM as of January 1,	$36,315	$25,214
New capital / commitments raised(1)	1,101	178
Distributions / return of capital(2)	(583)	(2,670)
Change in fair value and acquisitions(3)	2,014	3,205
AUM as of end of period	$38,847	$25,927
Increase	2,532	713
Increase %	7%	3%

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

Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The table below presents a rollforward of our total fee-earning AUM for the three months ended March 31, 2022 and 2021 (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021
Fee-earning AUM as of beginning of period	$13,363	$10,214
Increases (capital raised/deployment)(1)	1,565	383
Changes in fair market value	10	2
Decreases (liquidations/other)(2)	(281)	(289)
Fee-earning AUM as of end of period	$14,657	$10,310
Increase	$1,294	$96
Increase %	10%	1%

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

The launch of new funds resulted in an increased fee-earning AUM during each of the three months ended March 31, 2022 and 2021. Fee-earning AUM increased from approximately $10.3 billion as of March 31, 2021 and $13.4 billion as of December 31, 2021 to $14.7 billion as of March 31, 2022 due to our capital raising activities and deployment. The following table summarizes our balances of fee-earning AUM by fund as of March 31, 2022 and 2021 and December 31, 2021 and 2020 (in millions):

	As of March 31,		As of December 31,
	2022	2021	2021	2020
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$1,627	$474	$1,133	$305
Bridge Opportunity Zone Fund IV	1,490	41	1,490	—
Bridge Multifamily Fund V	1,378	—	976	—
Bridge Multifamily Fund IV	1,342	1,574	1,284	1,574
Bridge Debt Strategies Fund III	1,137	1,549	1,286	1,549
Bridge Workforce Fund II	1,126	300	915	166
Bridge Opportunity Zone Fund III	1,019	1,028	1,019	1,028
Bridge Seniors Housing Fund II	801	769	805	769
Bridge Seniors Housing Fund I	626	622	626	626
Bridge Workforce Fund I	556	499	556	499
Bridge Office Fund I	499	500	499	500
Bridge Opportunity Zone Fund I	482	477	482	482
Bridge Opportunity Zone Fund II	408	408	408	408
Bridge Debt Strategies III JV Partners	285	329	308	416
Bridge Debt Strategies Fund II	280	604	354	678
Bridge Multifamily Fund III	260	356	269	401
Bridge Single-Family Rental IV Fund	222	—	—	—
Bridge Agency MBS Fund	194	116	123	104
Bridge Office Fund II	176	118	176	89
Bridge Debt Strategies II JV Partners	176	270	195	343
Bridge Debt Strategies Fund IV JV Partners	160	—	129	—
Bridge Office I JV Partners	130	154	130	154
Bridge Logistics U.S. Venture I	120	—	110	—
Bridge Net Lease Income Fund	58	—	29	—
Bridge Seniors Housing Fund III	57	33	33	33
Bridge Opportunity Zone Fund V	20	—	—	—
Bridge Debt Strategies I JV Partners	18	18	18	18
Bridge Office II JV Partners	6	21	6	21
Bridge Multifamily III JV Partners	4	10	4	10
Bridge Debt Strategies Fund I	—	40	—	41
Total Fee-Earning AUM	$14,657	$10,310	$13,363	$10,214

Our average remaining fund life for our closed-end funds was approximately 8.0 years as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively, and 7.2 years as of December 31, 2020.

Undeployed Capital

As of March 31, 2022, we had $2.9 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $2.2 billion is currently fee-earning based on commitments and $0.7 billion will be fee-earning if and when it is deployed.

Our Performance

We have a demonstrated record of producing attractive returns for our fund investors across our platforms. Our historical investment returns have been recognized by third parties such as Preqin Ltd., which ranked each of our last three multifamily funds and our first workforce and affordable housing funds in the top quartile for their vintage. Our historical investment returns for our closed-end funds by platform are shown in the chart below (dollar amounts in millions).

Performance Summary as of March 31, 2022
(in millions)	Fund Committed Capital (2)	Unreturned Drawn Capital + Accrued Pref (3)	Cumulative Invested Capital (4)	Realized Proceeds(5)	Remaining Fair Value (RFV) (6)	Unrealized MOIC (7)	Total Fair Value (TFV) (8)	TFV MOIC(9)	Fund Gross IRR(10)	Net IRR(11)
Closed-End Funds(1)
(Investment Period Beginning, Ending Date)
Equity Strategies Funds

Multifamily
Bridge Multifamily I (Mar 2009, Mar 2012)	$124	$—	$150	$280	$—	N/A		$280	1.87	x	21.0%	15.3%
Bridge Multifamily II (Apr 2012, Mar 2015)	596	—	605	1,264	—	N/A		1,264	2.09	x	30.2%	23.4%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	876	1,433	778	3.45	x	2,211	2.52	x	28.7%	20.7%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,518	1,353	212	2,770	2.20	x	2,983	2.20	x	47.4%	37.2%
Total Multifamily Funds	$3,222	$1,518	$2,984	$3,189	$3,548	2.40	x	$6,738	2.26	x	30.3%	23.5%

Bridge Workforce Housing I (Aug 2017, Aug 2020)	619	640	563	93	1,229	2.35	x	1,322	2.35	x	40.9%	33.1%

Bridge Office I (Jul 2017, Jul 2020)	573	624	596	172	558	1.21	x	730	1.23	x	7.3%	4.5%
Bridge Office II (Dec 2019, to present)	208	199	205	21	261	1.37	x	282	1.37	x	29.3%	21.0%
Total Office Funds	$781	$823	$801	$193	$819	1.26	x	$1,012	1.26	x	9.8%	6.2%

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	578	784	640	310	554	1.32	x	864	1.35	x	6.4%	3.9%
Bridge Seniors II (Mar 2017, Mar 2020)	820	816	717	182	779	1.33	x	961	1.34	x	10.3%	7.0%
Total Senior Housing Funds	$1,398	$1,600	$1,357	$492	$1,333	1.33	x	$1,825	1.35	x	7.9%	5.1%
Total Equity Strategies Funds	$6,020	$4,581	$5,705	$3,967	$6,929	1.87	x	$10,897	1.91	x	24.6%	18.3%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	132	—	219	262	2	1.23	x	264	1.21	x	8.4%	5.9%
Bridge Debt II (July 2016, July 2019)	1,002	244	2,459	2,636	290	1.28	x	2,926	1.19	x	11.6%	8.8%
Bridge Debt III (May 2018, May 2021)	1,624	1,146	5,310	4,735	1,152	1.26	x	5,887	1.11	x	13.4%	10.3%
Total Debt Strategies Funds	$2,758	$1,390	$7,988	$7,633	$1,444	1.27	x	$9,077	1.14	x	12.2%	9.3%

Footnotes:

(1)
Closed-Ended funds represented herein does not include performance for (i) Opportunity Zone funds, as such funds are invested in active development projects and have minimal stabilized assets, or (ii) funds that are currently raising capital, including our open-ended funds. Each fund identified contemplates all associated parallel and feeder limited partnerships in which investors subscribe and accordingly share common management. All intercompany accounts and transactions have been eliminated in the combined presentation. Values and performance presented herein are the combined investor returns gross of any applicable legal entity taxes.
(2)
Fund Committed Capital represents total capital commitments to the fund, excluding joint ventures or separately managed accounts.
(3)
Unreturned Drawn Capital and Accrued Preferred represents the amount the fund needs to distribute to its investors as a return of capital and a preferred return before the General Partner is entitled to receive performance fees or allocations from the fund.
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
(11)
Fund Net IRR is an annualized realized and unrealized return to fee-paying investors (including GP affiliated fund investors that pay reduced or no fees), net of management fees, fund-level expenses and carried interest. Net return information reflects average fund investor level returns, which may differ from actual investor level returns due to timing, variance in fees paid by investors, and other investor-specific investment costs such as taxes.

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

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Revenues

	Three Months Ended March 31,		Amount	%
(in thousands)	2022	2021	Change	Change
Revenues:
Fund management fees	$52,700	$30,851	$21,849	71%
Property management and leasing fees	18,279	16,747	1,532	9%
Construction management fees	1,887	1,826	61	3%
Development fees	1,259	386	873	226%
Transaction fees	21,998	5,326	16,672	313%
Fund administration fees	3,640	—	3,640	NA
Insurance premiums	2,416	1,894	522	28%
Other asset management and property income	1,955	1,520	435	29%
Total revenues	$104,134	$58,550	$45,584	78%

Fund Management Fees. Our fee-earning AUM increased $1.3 billion, or 10%, from $13.4 billion as of December 31, 2021 and increased $4.3 billion, or 42%, from $10.3 billion as of March 31, 2021 to $14.7 billion as of March 31, 2022. Our weighted-average management fee, which varies largely due to the size of investor commitments, increased from 1.54% as of December 31, 2021 and 1.47% as of March 31, 2021 to 1.57% as of March 31, 2022.

This resulted in an increase in fund management fees of $21.8 million, or 71%, largely due to the launch of new funds in 2021, including Bridge Opportunity Zone Fund IV and Bridge Multifamily Fund V, which had its first closing subsequent to March 31, 2021. These two funds contributed an additional $10.4 million of recurring fund management fees for three months ended March 31, 2022 compared to the three months ended March 31, 2021. Increased fee-earning AUM related to capital raises in our other funds, mainly from Bridge Workforce and Affordable Housing Fund II and Bridge Debt Strategies Fund IV, generated an additional $5.8 million of recurring management fees. These increases were partially offset by decreases of $2.8 million related to reductions in fee-earning AUM, which was primarily attributed to Bridge Multifamily Funds III and IV and Bridge Debt Strategies Funds II and III.

One-time catch up fees for the three months ended March 31, 2022 totaled $8.4 million, which was primarily attributed to Bridge Multifamily Fund V, Bridge Workforce and Affordable Housing Fund II and Bridge Debt Strategies Fund IV that launched in 2021. The following chart presents the composition of our fund management fees for the three months ended March 31, 2022 and 2021 (in millions)(1):

(1) Fund management fees for the three months ended March 31, 2021, excludes fees for those funds launched subsequent to such date.

Property Management and Leasing Fees. Property management and leasing fees increased by $1.5 million, or 9%, primarily due to acquisition of the SFR property management business, which was part of the GBC Acquisition.

Development Fees. Development fees increased by $0.9 million, or 226%, due to an increase in the number of development deals under management, largely due to continued development of projects under the Bridge Opportunity Zone Funds I, II and III, and the launch of Bridge Opportunity Zone Fund IV in 2021.

Transaction Fees. Transaction fees increased by $16.7 million, or 313%, primarily driven by a $11.9 million increase in due diligence fees attributed to the deployment of $639 million of capital during the three months ended March 31, 2022. The remaining $4.7 million increase was related to debt origination fees, which were largely due to an increase in acquisitions and mortgage re-financings related to multifamily and SFR assets.

Fund Administration Fees. Fund administration fees were $3.6 million during the three months ended March 31, 2022, for services Bridge began providing on January 1, 2022.

Insurance Premiums. Insurance premiums increased by $0.5 million, or 28%, largely due to the increase in AUM.

Other Asset Management and Property Income. Other asset management and property income increased by $0.4 million, or 29%, primarily due to an increase in other income.

Investment income

	Three Months Ended March 31,		Amount	%
(in thousands)	2022	2021	Change	Change
Investment income:
Incentive fees	$—	$910	$(910)	-100%
Performance allocations:
Realized gains	8,937	5,557	3,380	61%
Unrealized gains	65,862	14,719	51,143	347%
Earnings from investments in real estate	40	(3)	43	NM(1)
Total investment income	$74,839	$21,183	$53,656	253%

(1) The percentage change is not material.

Total investment income. Total investment income increased by $53.7 million largely driven by our performance allocations.

Performance allocations. Performance allocations increased by $54.5 million. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$39,082	$—	$6,350
BMF III GP	1,709	9,301	3,976	1,040
BWH I GP	—	8,812	—	2,442
BDS IV GP	—	4,852	—	—
BOF II GP	—	3,620	—	(299)
BWH II GP	—	2,698	—	—
BDS II GP	1,664	1,721	—	3,325
BDS III GP	5,564	(3,601)	1,581	8,413
BAMBS GP	—	(558)	—	843
BOF I GP	—	(65)	—	(7,385)
BDS I GP	—	—	—	(10)
Total	$8,937	$65,862	$5,557	$14,719

For the three months ended March 31, 2022, the increase in unrealized performance allocation was largely due to an increase in performance income allocation related to the market appreciation from properties within our multifamily and workforce and affordable housing real estate equity funds and the increase in realized performance allocation was attributed to favorable market conditions in our debt funds. Performance income allocation is recorded one quarter in arrears, and as such the performance allocation income reflects asset valuations as of December 31, 2021. For the three months ended March 31, 2022 and 2021, the realized gains were primarily related to our Debt funds and Bridge Multifamily Fund III.

Expenses

	Three Months Ended March 31,		Amount	%
(in thousands)	2022	2021	Change	Change
Expenses:
Employee compensation and benefits	$47,480	$27,151	$20,329	75%
Incentive fee compensation	—	82	(82)	-100%
Performance allocations compensation:
Realized gains	560	494	66	13%
Unrealized gains	9,238	1,429	7,809	546%
Loss and loss adjustment expenses	1,751	786	965	123%
Third-party operating expenses	6,768	8,626	(1,858)	-22%
General and administrative expenses	9,508	4,101	5,407	132%
Depreciation and amortization	633	753	(120)	-16%
Total expenses	$75,938	$43,422	$32,516	75%

Employee Compensation and Benefits. Employee compensation and benefits increased by $20.3 million, or 75%, largely due to a $13.9 million increase in salaries, bonuses and benefits attributed to higher headcount driven by our increase in AUM and the number of Bridge-sponsored funds, including the launch of the SFR platform upon consummation of the GBC Acquisition in January 2022. Further, share-based compensation expense was $6.4 million higher for the three months ended March 31, 2022 compared to March 31, 2021, partially due to the accelerated share-based compensation recognized as part of the collapse of the 2019 Profits Interests awards in January 2022, but was primarily attributed to share-based compensation related to restricted stock and RSUs that were issued concurrent with the IPO in July 2021 and for awards granted in January 2022.

Performance Allocation Compensation. Performance allocation compensation increased by $7.9 million or 410%, due to an increase of $0.1 million related to realized performance allocation awards and a $7.8 million increase in unrealized performance allocation compensation which is directly correlated to our performance allocations income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and carry awards issued to employees in December 2021.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $1.0 million primarily due to tenant, workers comp, and general liability losses incurred or paid during the three months ended March 31, 2022 compared to 2021.

Third-party Operating Expenses. Third-party operating expenses decreased by $1.9 million, or 22%, primarily due to leasing commissions on our significant leasing of commercial real estate in the Atlanta region during 2021, which did not recur in the first quarter of 2022.

General and Administrative Expenses. General and administrative expenses increased by $5.4 million, or 132%, primarily due an increase in insurance, professional services and software licensing fees.

Other income (expense)

	Three Months Ended March 31,		Amount	%
(in thousands)	2022	2021	Change	Change
Other income (expense)
Realized and unrealized gains (losses), net	$427	$5,798	$(5,371)	-93%
Interest income	1,209	608	601	99%
Interest expense	(1,621)	(1,587)	(34)	2%
Total other income	$15	$4,819	$(4,804)	-100%

Realized and Unrealized Gains. Net realized and unrealized gains decreased $5.4 million, or 93%, for the three months ended March 31, 2022, due to the unrealized appreciation recognized on other investments during the three months ended March 31, 2021 that did not recur during the three months ended March 31, 2022.

Interest Income. Interest income increased $0.6 million, or 99%, largely due to the timing of short-term borrowings by the funds.

Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC is comprised of non-controlling interests related to the Operating Company’s subsidiaries and to our profits interests programs. The following table summarizes the allocation of net income to the non-controlling interests in the Operating Company (in thousands):

	Three Months Ended March 31,
	2022	2021
Non-controlling interests related to General Partners - realized	$6,094	$—
Non-controlling interests related to General Partners - unrealized	30,769	—
Non-controlling interests related to Fund Managers	(378)	2,293
Non-controlling interests related to 2019 profits interests awards	—	1,656
Non-controlling interests related to 2020 profits interests awards	228	—
Total	$36,713	$3,949

Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $51.0 million during the three months ended March 31, 2022.

On January 1, 2022, our 2019 profits interests awards were collapsed into 790,424 shares of our Class A common stock and 13,255,888 Class A Units in the Operating Company. We expect that the 2020 profits interests awards will be collapsed into Class A Units in the Operating Company (or shares of our Class A common stock) on or about January 1, 2023, and that remaining profits interests (relating to 2021 issuances) will be collapsed into Class A Units in the Operating Company (or shares of our Class A common stock) on or about July 1, 2023. The profits interests will be collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined subsequently) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This will result in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there will also be a corresponding increase in the number of outstanding Class A Units at the Operating Company or shares of our Class A common stock.

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

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021
Net income	$97,505	$40,720
Income tax provision	5,545	410
Income before provision for income taxes	103,050	41,130
Depreciation and amortization	633	753
Less: Unrealized performance allocations	(65,862)	(14,719)
Plus: Unrealized performance allocations compensation	9,238	1,429
Less: Unrealized (gains) losses, net	(479)	(5,780)
Plus: Share-based compensation	7,264	841
Less: Net income attributable to noncontrolling interests in subsidiaries	150	(3,949)
Less: Net realized performance allocations attributable to non-controlling interests	(6,094)	—
Distributable Earnings attributable to the Operating Company	47,900	19,705
Realized performance allocations and incentive fees	(8,937)	(6,467)
Realized performance allocations and incentive fees compensation	560	576
Net realized performance allocations to non-controlling interests	6,094	—
Net insurance income	(665)	(1,108)
(Earnings) losses from investments in real estate	(40)	3
Net interest (income) expense and realized (gain) loss	450	940
Less: Net income attributable to noncontrolling interests in subsidiaries	(150)	3,949
Total Fee Related Earnings	45,212	17,598
Less: Total Fee Related Earnings attributable to non-controlling interests	150	(3,949)
Total Fee Related Earnings attributable to the Operating Company	$45,362	$13,649

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021
Fund-level fee revenues
Fund management fees	$52,700	$30,851
Transaction fees	21,998	5,326
Total net fund-level fee revenues	74,698	36,177
Net earnings from Bridge property operators	2,939	2,094
Development fees	1,259	386
Fund administration fees	3,640	—
Other asset management and property income	1,955	1,520
Fee Related Revenues	84,491	40,177
Cash-based employee compensation and benefits	(32,539)	(20,308)
Net administrative expenses	(6,740)	(2,271)
Fee Related Expenses	(39,279)	(22,579)
Total Fee Related Earnings	45,212	17,598
Fee Related Earnings margin	54%	44%
Net income attributable to non-controlling interests in Operating Company subsidiaries	150	(3,949)
Total fee related earnings to the Operating Company	45,362	13,649
Realized performance allocations and incentive fees	8,937	6,467
Realized performance allocations and incentive fees compensation	(560)	(576)
Net realized performance allocations attributable to non-controlling interests	(6,094)	—
Net insurance income	665	1,108
Earnings (losses) from investments in real estate	40	(3)
Net interest income (expense) and realized gain (loss)	(450)	(940)
Distributable Earnings attributable to the Operating Company	$47,900	$19,705

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our consolidated and combined statement of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators (in thousands).

	Three Months Ended March 31,
	2022	2021
Cash-based employee compensation and benefits	$32,539	$20,308
Compensation expense of Bridge property operators	7,677	6,002
Share-based compensation	7,264	841
Employee compensation and benefits	$47,480	$27,151

Administrative expenses, net of Bridge property operators	$6,740	$2,271
Administrative expenses of Bridge property operators	2,768	1,830
General and administrative expenses	$9,508	$4,101

Net realized and unrealized gains (losses)	$479	$5,780
Other expenses from Bridge property operators	(14)	(21)
Net interest income (expense) and realized gain (loss)	(450)	940
Total other income (expense)	$15	$4,819

Distributable Earnings and Fee Related Earnings to the Operating Company

Total Fee Related Earnings to the Operating Company increased by $31.7 million, or 232%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, while Distributable Earnings to the Operating Company increased by $28.2 million, or 143%, during the same period due to the following:

•
Total Fee Related Revenues increased by $44.3, or 110%, principally due to:
o
Fund management fees increased by $21.8 million, or 71%, primarily due to capital raising and timing of deployment of capital for new funds in 2022 and 2021 which increased our fee-earning AUM by 42% compared to fee-earning AUM at March 31, 2021; and
o
Transaction fees increased by $16.7 million, or 313%, driven by the deployment of $639 million of capital primarily for development and multifamily assets and debt investments.
•
Net earnings from Bridge property operators increased by $0.8 million, or 40%, driven by an increase in the number of managed units which grew from approximately 48,000 units as of March 31, 2021 to approximately 62,000 units as of March 31, 2022.
•
Fee Related Expenses increased by $16.7 million, or 74%, principally due to:
o
Cash-based employee compensation and benefits increased by $12.2 million, or 60%, primarily due to increased headcount driven by the 42% increase in our fee-earning AUM and new investment strategies launched in 2021 and 2022; and
o
Net administrative expenses increased by $4.5 million, 197%, primarily due to higher insurance and professional fees related to being a publicly traded company after our IPO.
•
Net of related compensation, realized performance allocations and incentive fees increased by $2.5 million, or 42%, compared to 2021, due to the increased realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III. The results for the prior year period included 100% of the net realized performance allocations and incentive fees as the financial statements were combined with the respective Bridge GPs. Post-IPO, the amount is shown net of the realized general partner non-controlling interest component of $6.1 million for 2022 compared to zero in the prior year. Taking into consideration this non-controlling interest, the realized performance allocations and incentive fees, net of related compensation, decreased by $2.3 million or 61%.

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

As of March 31, 2022 and December 31, 2021, we had total assets of $982.6 million and $846.3 million, respectively, which included $149.1 million and $78.4 million of cash and cash equivalents, respectively, and total liabilities of $344.2 and $296.6 million, respectively. There were no borrowings outstanding under our revolving credit facility. We generate cash primarily from fund management fees, property and construction management fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.

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

We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to clients in our funds that are not reflected in our condensed consolidated and combined financial statements.

See Notes 17 and 18, respectively, to our condensed consolidated and combined financial statements included elsewhere in this quarterly report on Form 10-Q for information on commitments and contingencies and variable interest entities.

The following table presents a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$50,389	$26,304
Net cash provided by investing activities	75,954	33,674
Net cash used in financing activities	(51,932)	(27,730)
Net increase in cash, cash equivalents, and restricted cash	$74,411	$32,248

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

For the three months ended March 31, 2022 — cash provided by operating activities was $50.4 million, primarily consisting of net income of $97.5 million offset by adjustments for non-cash items of $49.9 million and cash provided by operating assets and liabilities of $2.7 million. Adjustments for non-cash items primarily consisted of $65.9 million unrealized performance allocations, which was offset by $7.3 million of share-based compensation and $9.2 million of unrealized accrued performance allocations compensation.

For the three months ended March 31, 2021 — cash provided by operating activities was $26.3 million, consisting of net income of $40.7 million and adjustments for items of $18.8 million, offset by cash provided by operating assets and liabilities of $4.4 million. Adjustments for items primarily consisted of $14.7 million of unrealized performance allocations, offset by $0.8 million of share-based compensation amortization, and $0.8 million of depreciation and amortization related to fixed assets and intangibles.

Investing Activities

Our investing activities primarily consist of lending to affiliate entities and investing activities related to our investments in Bridge Agency MBS Fund and in certain property technology companies.

For the three months ended March 31, 2022 — net cash provided by investing activities of $76.0 million primarily consisted of $190.1 million in collections of notes receivable related to our lending activities to affiliate entities, which was offset by issuances of notes receivables of $69.0 million, $17.3 million for purchases of investments, $15.1 million used for the acquisition of GBC, and $13.7 million of deposits.

For the three months ended March 31, 2021 — net cash provided by investing activities of $33.7 million primarily consisted of $36.4 million related to our lending activities to affiliate entities.

Financing Activities

Our financing activities primarily consist of distributions to our members and shareholders as well as borrowings associated with our Private Placement Notes and revolving line of credit, and at times proceeds from issuances of our common stock.

For the three months ended March 31, 2022 — net cash used in financing activities of $51.9 million was largely due to $46.1 million of distributions paid to non-controlling interests and $5.9 million of dividends paid to our Class A common stockholders.

For the three months ended March 31, 2021— net cash used in financing activities of $27.7 million was primarily due to the distributions to our members of $21.8 million and to non-controlling interests of $6.2 million.

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

The Private Placement Notes have two tranches, a five-year 3.9% fixed rate that matures on July 22, 2025, and a seven-year 4.15% fixed rate that matures on July 22, 2027. Borrowings under the LOC accrue interest at LIBOR plus 2.25%. We had no borrowings against the LOC as of March 31, 2022 or December 31, 2021. The LOC matures on July 22, 2022.

Under the terms of the Private Placement Notes and the LOC, certain of our assets serve as pledged collateral. In addition, the Private Placement Notes and LOC contain covenants that, among other things, limit our ability to incur indebtedness. The covenants require the Company to maintain (1) a Consolidated Total Debt to Consolidated EBITDA ratio of no more than 3.0x, (2) minimum liquidity of $2.5 million, and (3) minimum quarterly EBITDA of $10.0 million. As of March 31, 2022 and December 31, 2021, the Company was in full compliance with all debt covenants.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated and combined financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated and combined financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021 and Note 2, “Significant Accounting Policies,” to our consolidated and combined financial statement for the year ended December 31, 2021. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2022.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the Note 2 “Significant Accounting Policies” to our condensed consolidated and combined financial statements.

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

Interest Rate Risk

As of March 31, 2022, we had cash of $77.4 million deposited in non-interest bearing accounts and $71.7 million deposited in an interest bearing account, with limited to no interest rate risk. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Liquidity Risk

See the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered equity securities sold from January 1, 2022 to March 31, 2022, other than as previously disclosed in our current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The Tax Receivable Agreement, by and among the Company, the Operating Company, and each of the Members (as defined therein) from time to time party thereto, was amended and restated on May 4, 2022, with an effective date of January 1, 2022, as included in Exhibit 10.1 (the “TRA”). The amended and restated TRA revises the mechanics for calculating the Redemption Price on Exchanges (each as defined in the TRA) by tying the Redemption Price to the closing price of Bridge Class A Shares reported on the New York Stock Exchange on the Exchange Date (each as defined in the TRA).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.1
3.2	Amended and Restated Bylaws of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock	S-1/A	7/2/2021	4.1
10.1	Amended and Restated Tax Receivable Agreement, effective January 1, 2022 by and among the Registrant, the Operating Company and each of the Members from time to time party thereto				X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.SCH*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.CAL*	Inline XBRL Taxonomy Extension Schema Document				X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

[SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: May 10, 2022	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Chad Briggs
Chad Briggs
Chief Financial Officer
(Principal Financial Officer)