Form 10-Q
period 2022-06-30
Bridge Investment Group Holdings Inc.
filed 2022-08-09
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to
Commission File Number: 001-40622
BRIDGE INVESTMENT GROUP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	82-2769085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 East Sego Lily Drive, Suite 400 Salt Lake City , Utah	84070
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (801) 716-4500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	BRDG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, the registrant had 29,130,835 shares of Class A common stock ($0.01 par value per share) outstanding and 85,691,621 shares of Class B common stock ($0.01 par value per share) outstanding.

TABLE OF CONTENTS

		Page
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		2

PART I. FINANCIAL INFORMATION		5

Item 1.	Financial Statements (unaudited)	5
	BRIDGE INVESTMENT GROUP HOLDINGS INC.	5
	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	5
	Condensed Consolidated and Combined Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	6
	Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	7
	Condensed Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	8
	Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and 2021	10
	Notes to Condensed Consolidated and Combined Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	70

PART II. OTHER INFORMATION		72

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	73

SIGNATURES		74

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
CERTAIN DEFINITIONS
As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Bridge,” “Bridge Investment Group” and similar references refer: (1) following the consummation of the Transactions, including our initial public offering, or the IPO, to Bridge Investment Group Holdings Inc., and, unless otherwise stated, all of its subsidiaries, including the Operating Company and, unless otherwise stated, all of the Operating Company’s subsidiaries, and (2) prior to the completion of the IPO, to the Operating Company and, unless otherwise stated, all of the Operating Company’s subsidiaries and the Contributed Bridge GPs.
•“assets under management” or “AUM” refers to the assets we manage. Our AUM represents the sum of (a) the fair value of the assets of the funds and vehicles we manage, plus (b) the contractual amount of any uncalled capital commitments to those funds and vehicles (including our commitments to the funds and vehicles and those of Bridge affiliates). Our AUM is not reduced by any outstanding indebtedness or other accrued but unpaid liabilities of the assets we manage. Our calculations of AUM and fee-earning AUM may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers. In addition, our calculation of AUM (but not fee-earning AUM) includes uncalled commitments to (and the fair value of the assets in) the funds and vehicles we manage from Bridge and Bridge affiliates, regardless of whether such commitments or investments are subject to fees. Our definition of AUM is not based on any definition contained in the agreements governing the funds and vehicles we manage or advise.
•“BIGRM” refers to Bridge Investment Group Risk Management, Inc. BIGRM is incorporated in the State of Utah and is licensed under the Utah State Captive Insurance Companies Act.
•“Bridge GPs” refers to the following entities:
◦Bridge Office Fund GP LLC (“BOF I GP”)
◦Bridge Office Fund II GP LLC (“BOF II GP”)

◦Bridge Office Fund III GP LLC (“BOF III GP”)
◦Bridge Seniors Housing & Medical Properties Fund GP LLC (“BSH I GP”)
◦Bridge Seniors Housing & Medical Properties Fund II GP LLC (“BSH II GP”)
◦Bridge Seniors Housing Fund III GP LLC (“BSH III GP”)
◦Bridge Opportunity Zone Fund GP LLC (“BOZ I GP”)
◦Bridge Opportunity Zone Fund II GP LLC (“BOZ II GP”)
◦Bridge Opportunity Zone Fund III GP LLC (“BOZ III GP”)
◦Bridge Opportunity Zone Fund IV GP LLC (“BOZ IV GP”)
◦Bridge Opportunity Zone Fund V GP LLC (“BOZ V GP”)
◦Bridge MF & CO Fund III GP LLC (“BMF III GP”)
◦Bridge Multifamily Fund IV GP LLC (“BMF IV GP”)
◦Bridge Multifamily Fund V GP LLC (“BMF V GP”)
◦Bridge Workforce and Affordable Housing Fund GP LLC (“BWH I GP”)
◦Bridge Workforce and Affordable Housing Fund II GP LLC (“BWH II GP”)
◦Bridge Debt Strategies Fund GP LLC (“BDS I GP”)
◦Bridge Debt Strategies Fund II GP LLC (“BDS II GP”)
◦Bridge Debt Strategies Fund III GP LLC (“BDS III GP”)
◦Bridge Debt Strategies Fund IV GP LLC (“BDS IV GP”)
◦Bridge Agency MBS Fund GP LLC (“BAMBS GP”)
◦Bridge Net Lease Income Fund GP LLC (“BNLI GP”)
◦Bridge Logistics U.S. Venture I GP LLC (“BLV I GP”)
◦Bridge Logistics Value Fund II GP LLC (“BLV II GP”)
◦Bridge Logistics Developer GP LLC (“BLD GP”)
◦Bridge Single-Family Rental Fund IV GP LLC (“BSFR IV GP”)
◦Bridge Solar Energy Development Fund GP LLC (“BSED GP”)
•“Class A common stock” refers to the Class A common stock, $0.01 par value per share, of the Company.
•“Class A Units” refers to the Class A common units of the Operating Company.
•“Class B common stock” refers to the Class B common stock, $0.01 par value per share, of the Company.
•“Class B Units” refers to the Class B common units of the Operating Company.
•“Continuing Equity Owners” refers collectively to direct or indirect holders of Class A Units and our Class B common stock who may exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their Class A Units (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election, cash or newly issued shares of our Class A common stock.
•“Contributed Bridge GPs” refers to the following entities:
◦BOF I GP
◦BOF II GP
◦BSH I GP
◦BSH II GP
◦BSH III GP

◦BOZ I GP
◦BOZ II GP
◦BOZ III GP
◦BOZ IV GP
◦BMF III GP
◦BMF IV GP
◦BWH I GP
◦BWH II GP
◦BDS II GP
◦BDS III GP
◦BDS IV GP
•“fee-earning AUM” refers to the assets we manage from which we earn management fee or other revenue.
•“IPO” refers to the initial public offering of shares of the Company’s Class A common stock.
•“LLC Interests” refers to the Class A Units and the Class B Units.
•“Operating Company,” “Bridge Investment Group LLC” and “Bridge Investment Group Holdings LLC” refer to Bridge Investment Group Holdings LLC, a Delaware limited liability company, which was converted to a limited liability company organized under the laws of the State of Delaware from a Utah limited liability company formerly named “Bridge Investment Group LLC” in connection with the IPO.
•“Original Equity Owners” refers to the owners of LLC Interests in the Operating Company, collectively, prior to the IPO.
•“Transactions” refers to the IPO and certain organizational transactions that were effected in connection with our IPO, and the application of the net proceeds therefrom. See Note 1, “Organization,” to the condensed, consolidated and combined financial statements included elsewhere in this annual report for a description of the Transactions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$102,777	$78,417
Restricted cash	7,401	5,455
Marketable securities, at fair value	10,777	8,035
Receivables from affiliates	34,186	35,379
Notes receivable from affiliates	66,104	118,508
Other assets	44,836	44,463
Other investments	73,395	44,006
Accrued performance allocations	575,527	439,548
Intangible assets, net	5,862	3,441
Goodwill	55,982	9,830
Deferred tax assets, net	65,221	59,210
Total assets	$1,042,068	$846,292
Liabilities and shareholdersʼ equity
Accrued performance allocations compensation	$58,688	$41,020
Accrued compensation and benefits	28,655	15,107
Accounts payable and accrued expenses	25,221	13,586
Due to affiliates	51,302	46,134
General Partner notes payable, at fair value	12,364	12,003
Insurance loss reserves	8,540	8,086
Self-insurance reserves and unearned premiums	3,515	3,504
Other liabilities	24,430	8,973
Notes payable	148,356	148,142
Total liabilities	$361,071	$296,555
Commitments and contingencies (Note 17)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized, 0 issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 29,077,806 and 25,159,799 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	291	230
Class B common stock, $0.01 par value, 238,228,038 and 239,208,722 authorized; 85,691,621 and 86,672,305 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	857	867
Additional paid-in capital	60,962	53,527
Retained earnings	26,364	17,184
Accumulated other comprehensive loss	(25)	(21)
Bridge Investment Group Holdings Inc. equity	88,449	71,787
Non-controlling interests in Bridge Investment Group Holdings LLC	323,141	272,482
Non-controlling interests in Bridge Investment Group Holdings Inc.	269,407	205,468
Total shareholdersʼ equity	680,997	549,737
Total liabilities and shareholdersʼ equity	$1,042,068	$846,292
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Fund management fees	$49,380	$34,536	$102,080	$65,387
Property management and leasing fees	19,616	14,335	37,895	31,081
Construction management fees	2,426	2,065	4,312	3,891
Development fees	793	1,163	2,052	1,549
Transaction fees	17,643	16,242	39,641	21,568
Fund administration fees	3,657	—	7,297	—
Insurance premiums	2,845	2,022	5,261	3,916
Other asset management and property income	2,659	1,611	4,614	3,131
Total revenues	99,019	71,974	203,152	130,523
Investment income:
Incentive fees	—	—	—	910
Performance allocations:
Realized	33,581	35,629	42,518	41,185
Unrealized	70,116	43,248	135,978	57,967
Earnings (losses) from investments in real estate	1,251	980	1,291	976
Total investment income	104,948	79,857	179,787	101,038
Expenses:
Employee compensation and benefits	46,693	42,306	94,172	69,457
Incentive fee compensation	—	—	—	82
Performance allocations compensation:
Realized	2,165	3,747	2,725	4,241
Unrealized	7,987	6,048	17,225	7,477
Loss and loss adjustment expenses	1,439	2,132	3,191	2,917
Third-party operating expenses	6,749	6,117	13,517	14,743
General and administrative expenses	9,769	5,392	19,277	9,492
Depreciation and amortization	887	727	1,520	1,480
Total expenses	75,689	66,469	151,627	109,889
Other income (expense):
Realized and unrealized gains (losses), net	3,489	300	3,916	6,097
Interest income	1,353	557	2,562	1,165
Interest expense	(2,901)	(2,554)	(4,522)	(4,140)
Total other income (expense)	1,941	(1,697)	1,956	3,122
Income before provision for income taxes	130,219	83,665	233,268	124,794
Income tax provision	(5,837)	(424)	(11,382)	(834)
Net income	124,382	83,241	221,886	123,960
Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	49,748	5,815	86,461	9,764
Net income attributable to Bridge Investment Group Holdings LLC	74,634	77,426	135,425	114,196
Net income attributable to Common Control Group prior to Transactions and IPO	—	77,426	—	114,196
Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	61,694	—	112,714	—
Net income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	$12,940	$—	$22,711	$—

Earnings per share of Class A common stock - Basic and Diluted (Note 21)	$0.44		$0.79
Weighted-average shares of Class A common stock outstanding - Basic and Diluted (Note 21)	24,029,107		23,581,393
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$124,382	$83,241	$221,886	$123,960
Other comprehensive income - foreign currency translation adjustments, net of tax	(13)	6	(4)	7
Total comprehensive income	124,369	83,247	221,882	123,967
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	49,748	5,815	86,461	9,764
Comprehensive income attributable to Bridge Investment Group Holdings LLC	74,621	77,432	135,421	114,203
Less: comprehensive income attributable to Common Control Group prior to Transactions and IPO	—	77,432	—	114,203
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	61,694	—	112,714	—
Comprehensive income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	$12,927	$—	$22,707	$—
See accompanying notes to condensed consolidated and combined financial statements.

RIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Net Investment in CCG(1)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	NCI in Operating Company or CCG(2)	NCI in Bridge Investment Group Holdings Inc.(3)	Total Shareholdersʼ/ Membersʼ Equity
Balance as of March 31, 2022	$—	$289	$859	$59,247	$21,038	$(12)	$311,915	$245,088	$638,424
Net income	—	—	—	—	12,940	—	49,748	61,694	124,382
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	—	2	(2)	5	—	—	—	—	5
Share-based compensation, net of forfeitures	—	—	—	2,119			6	4,428	6,553
Capital contributions	—	—	—	—	—	—	31	—	31
Distributions	—	—	—	—	—	—	(38,559)	(42,212)	(80,771)
Dividends on Class A Common Stock/Units, $0.26 per share	—	—	—	—	(7,614)	—	—	—	(7,614)
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	—	(13)
Reallocation of equity	—	—	—	(409)	—	—	—	409	—
Balance as of June 30, 2022	$—	$291	$857	$60,962	$26,364	$(25)	$323,141	$269,407	$680,997

Balance as of March 31, 2021	$202,167	$—	$—	$—	$—	$5	$13,192	$—	$215,364
Net income prior to Transactions and IPO	77,426	—	—	—	—	—	5,815	—	83,241
Foreign currency translation adjustment prior to Transactions and IPO	—	—	—	—	—	6	—	—	6
Share-based compensation prior to Transactions and IPO	13,767	—	—	—	—	—	857	—	14,624
Capital contributions prior to Transactions and IPO	—	—	—	—	—	—	323	—	323
Distributions prior to Transactions and IPO	(136,107)	—	—	—	—	—	(7,810)	—	(143,917)
Repurchase of membership interests prior to Transactions and IPO	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2021	$157,253	$—	$—	$—	$—	$11	$12,377	$—	$169,641
For a description of the Transactions related to our initial public offering (“IPO”) refer to Note 1.
(1)Net investment in Common Control Group (“CCG”)
(2)Non-controlling interests (“NCI”) in Bridge Investment Group Holdings LLC or Common Control Group
(3)Non-controlling interests (“NCI”) in Bridge Investment Group Holdings Inc.
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Net Investment in CCG(1)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	NCI in Operating Company or CCG(2)	NCI in Bridge Investment Group Holdings Inc.(3)	Total Shareholdersʼ/ Membersʼ Equity
Balance as of December 31, 2021	$—	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
Net income	—	—	—	—	22,711	—	86,461	112,714	221,886
Conversion of 2019 profits interest awards	—	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	—	10	(10)	780	—	—	—	—	780
Issuance of Class A Units for acquisition	—	—	—	—	—	—	—	14,930	14,930
Fair value of non-controlling interest in acquired business		—	—	—	—	—	20,053	—	20,053
Share-based compensation, net of forfeitures	—	43	—	3,689	—	—	14	10,072	13,818
Capital contributions	—	—	—	—	—	—	201	—	201
Distributions	—	—	—	—	—	—	(56,070)	(70,803)	(126,873)
Dividends on Class A Common Stock/Units, $0.47 per share	—	—	—	—	(13,531)	—	—	—	(13,531)
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	—	(4)
Reallocation of equity	—	—	—	2,974	—	—	—	(2,974)	—
Balance as of June 30, 2022	$—	$291	$857	$60,962	$26,364	$(25)	$323,141	$269,407	$680,997

Balance as of December 31, 2020	$186,091	$—	$—	$—	$—	$4	$15,376	$—	$201,471
Net income prior to Transactions and IPO	114,196	—	—	—	—	—	9,764	—	123,960
Foreign currency translation adjustment prior to Transactions and IPO	—	—	—	—	—	7	—	—	7
Share-based compensation prior to Transactions and IPO	14,508	—	—	—	—	—	957	—	15,465
Capital contributions prior to Transactions and IPO	422	—	—	—	—	—	323	—	745
Distributions prior to Transactions and IPO	(157,896)	—	—	—	—	—	(14,000)	—	(171,896)
Repurchase of membership interests prior to Transactions and IPO	(68)	—	—	—	—	—	(43)	—	(111)
Balance as of June 30, 2021	$157,253	$—	$—	$—	$—	$11	$12,377	$—	$169,641
For a description of the Transactions related to our initial public offering (“IPO”) refer to Note 1.
(1)Net investment in Common Control Group (“CCG”)
(2)Non-controlling interests (“NCI”) in Bridge Investment Group Holdings LLC or Common Control Group
(3)Non-controlling interests (“NCI”) in Bridge Investment Group Holdings Inc.
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$221,886	$123,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,520	1,480
Amortization of financing costs and debt discount and premium	303	278
Share-based compensation	13,818	15,465
Equity in income of investments	(4,837)	(5,725)
Changes in unrealized gain (loss) on General Partner notes payable	822	(415)
Amortization of lease liabilities	(208)	(135)
Unrealized performance allocations	(135,978)	(57,967)
Unrealized accrued performance allocations compensation	17,225	7,477
Change in deferred income taxes	(63)	—
Changes in operating assets and liabilities:
Receivable from affiliates	1,969	3,173
Prepaid and other assets	708	(384)
Accounts payable and accrued expenses	11,453	1,301
Accrued payroll and benefits	13,548	8,392
Other liabilities	(694)	(134)
Insurance loss and self-insurance reserves	465	204
Accrued performance allocations compensation	442	1,507
Net cash provided by operating activities	142,379	98,477
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(35,384)	(2,717)
Proceeds from sale of investments	—	81
Distributions from investments	855	—
Issuance of notes receivable	(242,905)	(146,040)
Proceeds from collections on notes receivable	318,255	182,192
Purchase of tenant improvements, furniture and equipment	(788)	(321)
Deposits	661	—
Cash paid for acquisition, net of cash acquired	(15,089)	—
Net cash provided by investing activities	25,605	33,195
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	201	745
Distributions to non-controlling interests	(126,873)	(171,896)
Repurchase of membership interests	—	(111)
Repayments of General Partner notes payable	(460)	(607)
Dividends paid on Class A common stock	(13,531)	—
Proceeds from revolving line of credit	50,000	64,800
Payments on revolving line of credit	(50,000)	(64,800)
Payments of deferred financing costs	(1,015)	—
Net cash used in financing activities	(141,678)	(171,869)
Net increase in cash, cash equivalents, and restricted cash	26,306	(40,197)
Cash, cash equivalents and restricted cash - beginning of period	83,872	107,354
Cash, cash equivalents and restricted cash - end of period	$110,178	$67,157
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,066	$834
Cash paid for interest	3,118	3,019
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$18,808	$—
Origination of short-term loan receivable for prepaid acquisitions	40,000	—
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	5,948	—
Issuance of Class A Units for acquisition	14,930	—
Non-controlling interest assumed in business combination	20,053	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$102,777	$61,548
Restricted cash	7,401	5,609
Cash, cash equivalents, and restricted cash	$110,178	$67,157
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Notes to Condensed Consolidated and Combined Financial Statements
1.    ORGANIZATION
Bridge Investment Group Holdings Inc. (the “Company”) is a leading, vertically integrated real estate investment manager, diversified across specialized asset classes. Our business operation includes various specialized and synergistic investment platforms, including Multifamily, Workforce and Affordable Housing, Seniors Housing, Office, Development, Net Lease Income, Logistics, Debt Strategies, Agency MBS, Single-Family Rental, PropTech and Solar. We provide investors with a diverse range of real estate investment products managed by our dedicated, specialized and synergistic investment teams. Our broad range of products allow us to capture new market opportunities and serve investors with various investment objectives.
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
The Operating Company is the ultimate controlling entity, through its wholly owned subsidiary Bridge Fund Management Holdings LLC, of the following investment manager entities, which we refer to collectively as the Fund Managers: Bridge Multifamily Fund Manager LLC, Bridge Seniors Housing Fund Manager LLC (“BSHM”), Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC (“BOFM”), Bridge Development Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, Bridge Single-Family Rental Fund Manager LLC, and Bridge Renewable Energy Fund Manager LLC (together, the “Fund Managers”). The Fund Managers provide real estate and fund investment advisory services on a discretionary basis to multiple investment funds and other vehicles, including joint venture real estate projects, separately managed accounts and privately offered real estate-related limited partnerships, including any parallel investment vehicles and feeder funds (collectively, the “funds”). The Operating Company is entitled to a pro rata portion of the management fees of the funds based on its ownership in the Fund Managers.
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
•The Operating Company amended and restated its existing limited liability company agreement to, among other things, (1) convert the Operating Company to a limited liability company organized under the laws of the State of Delaware, (2) change the name of the Operating Company from “Bridge Investment Group LLC” to “Bridge Investment Group Holdings LLC,” (3) convert all existing ownership interests in the Operating Company into 97,463,981 Class A Units and a like amount of Class B Units and (4) appoint the Company as the sole managing member of the Operating Company upon its acquisition of LLC Interests;
•The Company amended and restated its certificate of incorporation to, among other things, provide for (1) the recapitalization of the Company’s outstanding shares of existing common stock into one share of Class A common stock, (2) the authorization of additional shares of Class A common stock, with each share of Class A common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally and (3) the authorization of shares of Class B common stock, with each share of Class B common stock entitling its holder to ten votes per share on all matters presented to the Company’s stockholders generally, and that shares of Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees;

•A series of transactions were effectuated such that, among other things, direct and indirect owners of interests in the Operating Company, various fund manager entities, and certain general partner entities contributed all or part of their respective interests to the Operating Company shares of Class B common stock and Class A Units, a portion of which were further contributed to the Company in exchange for shares of Class A common stock; and
•The Company entered into (1) a stockholders agreement with certain of the Continuing Equity Owners (including each of our executive officers), (2) a registration rights agreement with certain of the Continuing Equity Owners (including each of our executive officers) and (3) a tax receivable agreement with the Operating Company and the Continuing Equity Owners (the “Tax Receivable Agreement”).
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
Following the Transactions and the IPO, the Company became a holding company whose principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A Units and 100% of the Class B Common Units (“Class B Units”) (voting only) in the Operating Company. The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units of the Operating Company. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement, as amended and restated (the “TRA”) (see Note 15, “Income Taxes,” for additional information). As of June 30, 2022, the Company held approximately 23% of the economic interest in the Operating Company. To the extent the Operating Company’s members exchange their Class A Units into the Company’s Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
Reclassifications — Certain prior year amounts on the condensed consolidated balance sheet have been reclassified to conform with the presentation as of June 30, 2022. These prior year reclassifications included combining current and long-term asset classifications to present a non-classified balance sheet and to condense tenant improvements, furniture and equipment with other assets. These reclassifications did not affect net income or shareholders’ equity as of or for the periods ended June 30, 2022 and December 31, 2021, respectively.
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
Non-controlling interests include non-controlling interests attributable to Bridge Investment Group Holdings Inc. and non-controlling interests attributable to the Operating Company. Non-controlling interests attributable to the Operating Company represent third-party equity interests in the Operating Company subsidiaries related to general partner and fund manager equity interests as well as profits interest awards. Non-controlling interests attributable to Bridge Investment Group Holdings Inc. include equity interests in the Operating Company owned by third-party investors. Non-controlling interests in the Operating Company are adjusted to reflect their ownership percentage in the Operating Partnership at the end of the period, through a reallocation between controlling and non-controlling interest in the Operating Partnership, as applicable.
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

Marketable Securities — The Company’s marketable securities are classified as trading securities and reported at fair value, with changes in fair value recognized through realized and unrealized gains (losses) in other income (expense). Fair value is based on quoted prices for identical assets in active markets. Realized gains and losses are determined on the basis for the actual cost of the securities sold. Dividends on equity securities are recognized as income when declared.
Fair Value — GAAP establishes a hierarchical disclosure framework that prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market price observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.
Financial assets and liabilities measured and reported at fair value are classified as follows:
•Level 1 — Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations with directly or indirectly observable significant inputs. Level 2 inputs include prices in markets with few transactions, non-current prices, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Level 2 inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.
•Level 3 — Valuations that rely on one or more significant unobservable inputs. These inputs reflect the Company’s assessment of the assumptions that market participants would use to value the instrument based on the best information available.
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
The Company facilitates the payments of these fees, which are recorded as receivables, principally from affiliated parties on the condensed consolidated balance sheets, until such amounts are repaid. The Company assesses the collectability of such receivables considering the offering period, historical and forecasted capital raising, and establishes an allowance for any balances considered not collectible. None of the receivables were considered not collectible as of June 30, 2022 and December 31, 2021, respectively.
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period Bridge calculates the accrued performance allocations that would be due to Bridge for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to Bridge to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. Bridge ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. Bridge is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, which are based on asset valuations one quarter in arrears.
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
Upon adoption of ASC 842, the Company recorded a right-of-use (“ROU”) asset and lease liability of approximately $13.7 million and $15.8 million, respectively, which represents the aggregate discounted amount of the Company’s minimum lease obligations as of the adoption date. Included in the ROU asset was approximately $2.1 million of deferred rent and lease incentives, which was reclassified from other liabilities upon adoption of ASC 842; however, these amounts were not reclassified as of December 31, 2021, and are therefore not comparative. The adoption of this standard did not have a material impact on the condensed consolidated statement of operations for the three and six months ended June 30, 2022, as all of the Company’s leases are still classified as operating leases, which under the new guidance will continue to be recognized as expense on a straight-line basis.
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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of June 30, 2022 and December 31, 2021, the Company had goodwill of $56.0 million and $9.8 million, respectively. In January 2022, the Company acquired a 60% interest in Gorelick Brothers Capital’s (“GBC”) asset and property management business. The acquisition of GBC was accounted for as a business combination and recorded pursuant to the acquisition method of accounting. A majority of the fair value of the purchase consideration was attributed to goodwill, which was due to synergies expected through the ability to provide a vertically integrated approach upon launching the Bridge Single-Family Rental (“Bridge SFR”) investment strategy. Refer to Note 8 for further details on the GBC transaction. As of December 31, 2021, the Company had goodwill of $9.8 million related to the acquisitions of Bridge Property Management, L.C. (“BPM”) and Bridge Acquisitions, Asset Management, and Dispositions LLC (“BAA&D”) in 2012, and Bridge Commercial Real Estate LLC (“BCRE”) and affiliated companies in 2016.
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
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of June 30, 2022, there were no indicators of goodwill impairment.
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
Employee Compensation and Benefits — Employee compensation and benefits comprises salaries, bonus (including discretionary awards), related benefits, share-based compensation, and cost of processing payroll. Bonuses are accrued over the employment period to which they relate. Equity-classified awards granted to employees that have a service condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of profits interest awards is determined using a Monte Carlo valuation at date of grant or date of remeasurement. The fair value of Restricted Stock Units (“RSUs”) and Restricted Stock Awards is determined using the Company's closing stock price on the grant date. The Company recognizes compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Please refer to Note 20, “Share-Based Compensation and Profits Interests,” for additional information.
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
3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FUND MANAGEMENT FEES	2022	2021	2022	2021
Funds	$47,617	$33,510	$98,826	$62,980
Joint ventures and separately managed accounts	1,763	1,026	3,254	2,407
Total fund management fees	$49,380	$34,536	$102,080	$65,387

	Three Months Ended June 30,		Six Months Ended June 30,
PROPERTY MANAGEMENT AND LEASING FEES	2022	2021	2022	2021
Seniors Housing	$7,059	$6,597	$14,165	$13,153
Multifamily	5,964	4,322	11,277	8,416
Office	4,083	3,416	8,347	9,512
Single-Family Rental	2,510	—	4,106	—
Total property management and leasing fees	$19,616	$14,335	$37,895	$31,081

	Three Months Ended June 30,		Six Months Ended June 30,
CONSTRUCTION MANAGEMENT FEES	2022	2021	2022	2021
Multifamily	$1,900	$1,133	$3,282	$2,058
Office	468	829	902	1,578
Seniors Housing	58	103	128	255
Total construction management fees	$2,426	$2,065	$4,312	$3,891

	Three Months Ended June 30,		Six Months Ended June 30,
TRANSACTION FEES	2022	2021	2022	2021
Acquisition fees	$15,075	$13,137	$31,672	$17,789
Brokerage fees	2,568	3,105	7,969	3,779
Total transaction fees	$17,643	$16,242	$39,641	$21,568
For the three and six months ended June 30, 2022 and 2021, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of revenue was derived from operations in the United States.
As of June 30, 2022 and December 31, 2021, the Company had $5.1 million and $3.2 million, respectively, of deferred revenues, which is included in other liabilities in the condensed consolidated balance sheets for the periods then ended. During the three and six months ended June 30, 2022, the Company recognized $1.2 million and $3.2 million as revenue from amounts included in the deferred revenue balance as of December 31, 2021. The Company expects to recognize deferred revenues within a year of the balance sheet date.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of June 30, 2022 and December 31, 2021, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022:
Exchange traded funds	$1,610	$—	$(28)	$1,582
Mutual funds	9,567	—	(372)	9,195
Total marketable securities	$11,177	$—	$(400)	$10,777

December 31, 2021:
Exchange traded funds	$1,159	$16	$(4)	$1,171
Mutual funds	6,873	18	(27)	6,864
Total marketable securities	$8,032	$34	$(31)	$8,035

5.    INVESTMENTS
The Company has interests in 151 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of real estate. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	June 30, 2022	December 31, 2021
Accrued performance allocations(1)	$575,527	$439,548

Other investments:
Partnership interests in Company-sponsored funds(2)	55,505	31,984
Investments in third-party partnerships(3)	11,380	7,701
Other(4)	6,510	4,321
Total other investments	$73,395	$44,006
(1)Represents various investment accounts in carried interest in the Contributed Bridge GP funds. There is a disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles. Investment is valued using NAV of the respective vehicle.
(2)Partnership interests in Company-sponsored funds are valued using NAV of the respective vehicle.
(3)Investments in limited partnership interest in third-party private property technology (“PropTech”) venture capital firms are valued using NAV of the respective vehicle.
(4)Other investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes.
The Company recognized income related to its accrued performance allocations and other investments of $107.2 million and $79.2 million for the three months ended June 30, 2022 and 2021 and $182.4 million and $106.2 million for the six months ended June 30, 2022 and 2021, respectively, of which $103.7 million and $78.9 million for three months ended, and $178.5 million and $99.2 million for six months ended, respectively, related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of June 30, 2022 and December 31, 2021, $58.7 million and $41.0 million, respectively, were payable to affiliates and are included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended.
Fair value of the investments is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more-timely basis.
The Company evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by the SEC. As of June 30, 2022 and December 31, 2021, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

6.    NOTES RECEIVABLES FROM AFFILIATES
As of June 30, 2022 and December 31, 2021, the Company had the following notes receivable from affiliates outstanding (in thousands):

	June 30, 2022	December 31, 2021
Bridge Logistics U.S. Venture I	$19,793	$31,644
Bridge Office Fund II	18,000	3,000
Bridge Single-Family Rental Fund IV	15,000	—
Bridge Debt Strategies Fund II	7,000	—
Morrocroft Neighborhood Fund III, LP(1)	2,000	—
Bridge Multifamily Fund V	—	55,000
Bridge Seniors Housing Fund III	—	24,500
Total short-term notes receivables from affiliates	$61,793	$114,144

Notes receivables from employees	4,311	4,364
Total notes receivable from affiliates	$66,104	$118,508
(1) Morrocroft Neighborhood Fund III, LP is a third-party single-family rental fund managed by Bridge Single-Family Rental Fund Manager LLC, which is a subsidiary of the Company.
Interest on the short-term notes receivables from affiliates accrues at a fixed rate of 4.025% per annum. As of June 30, 2022 and December 31, 2021, the Company had approximately $0.4 million and $0.3 million, respectively, of interest receivable outstanding, which is included in other assets in the accompanying condensed consolidated balance sheets for the periods then ended.
During 2021, the Company executed multiple notes with employees, none of whom are officers or immediate family members of officers, to invest in the Company or the Operating Company. As of June 30, 2022, the aggregate outstanding principal amount outstanding was $4.3 million. These notes mature in 2027 and are interest-only for the first two years after origination at a rate of 4.025% per annum.
7.    FAIR VALUE MEASUREMENTS
Exchange traded funds: Valued using the market price of the fund as of the consolidated balance sheet dates, June 30, 2022 and December 31, 2021. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the consolidated balance sheet dates, June 30, 2022 and December 31, 2021. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
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
The following table presents assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
June 30, 2022
Assets:
Exchange traded funds	$1,582	$—	$—	$—	$1,582
Mutual funds	9,195	—	—	—	9,195
Accrued performance allocations	—	—	—	575,527	575,527
Partnership interests	—	—	—	66,885	66,885
Other investments	—	—	6,510	—	6,510
Total assets at fair value	$10,777	$—	$6,510	$642,412	$659,699

Liabilities:
General Partner notes payable	$—	$—	$—	$12,364	$12,364

December 31, 2021
Assets:
Exchange traded funds	$1,171	$—	$—	$—	$1,171
Mutual funds	6,864	—	—	—	6,864
Accrued performance allocations	—	—	—	439,548	439,548
Partnership interests	—	—	—	39,685	39,685
Other investments	—	—	4,321	—	4,321
Total assets at fair value	$8,035	$—	$4,321	$479,233	$491,589

Liabilities:
General Partner notes payable	$—	$—	$—	$12,003	$12,003
The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2021	$4,321
Purchases	2,189
Balance as of June 30, 2022	$6,510

Accrued carried interest allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
June 30, 2022:
Accrued performance allocations	$575,527	$—

Partnership interests:
Company-sponsored open-end fund	19,444	—
Company-sponsored closed-end funds	36,061	3,291
Third-party closed-end funds	11,380	6,302
Total partnership interests	$66,885	$9,593

December 31, 2021:
Accrued performance allocations	$439,548	$—

Partnership interests:
Company-sponsored open-end fund	15,474	—
Company-sponsored closed-end funds	16,510	20,885
Third-party closed-end funds	7,701	2,436
Total partnership interests	$39,685	$23,321
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

	Level 1	Level 2	Level 3	Total	Carrying Value
As of June 30, 2022:
Notes payable (private notes)	$—	$—	$135,004	$135,004	$150,000

As of December 31, 2021:
Notes payable (private notes)	$—	$—	$144,577	$144,577	$150,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments.
8.    BUSINESS COMBINATION AND GOODWILL
On January 31, 2022, the Company acquired certain assets of Gorelick Brothers Capital (“GBC”), including a 60% interest in GBC’s asset and property management business (the “GBC Acquisition”). The 60% interest in GBC’s asset and property management business was acquired by the Operating Company for consideration of $30.0 million (total implied value of $50.0 million) with 50% paid in cash and 50% with 694,412 Class A Units of the Operating Company, which was based on a 15-day average of the Company’s closing stock price prior to the closing of the transaction. Upon consummation of the GBC Acquisition, (i) the GBC team and Bridge launched a single-family rental (“SFR”) strategy on the Bridge platform, (ii) Bridge and the former key principals of GBC formed and jointly own a new SFR investment manager within Bridge, and (iii) Bridge and the former GBC principals completed a $660.0 million recapitalization of a portfolio comprising more than 2,700 homes in 14 markets, concentrated in the Sunbelt and certain Midwest markets of the United States. The Operating Company now indirectly owns a 60% majority of the newly created Bridge SFR investment manager, and the former principals of GBC own the remaining 40%.
A majority of the fair value of the purchase consideration was attributed to goodwill, with synergies expected to accrue from the vertically integrated Bridge SFR investment strategy. As part of the transaction, approximately $1.0 million of liabilities were assumed by the Operating Company as consideration for the purchase price. As of June 30, 2022, the remaining balance of the liabilities was $0.5 million. The number of Class A Units of the Operating Company that were transferred to GBC as a portion of the total consideration was based on an average closing price of the Company’s Class A common stock from January 13, 2022 through January 27, 2022. Class A Units of the Operating Company are exchangeable on a one-for-one basis with Class A common stock, subject to certain conditions.
The following summarizes the total consideration for the GBC acquisition and the related purchase price allocation for the assets acquired, liabilities assumed and non-controlling interests (in thousands):

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
(1)The fair value was determined using Level 3 assumptions.
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
9.    INSURANCE LOSS RESERVES AND LOSS AND LOSS ADJUSTMENT EXPENSES
BIGRM is a wholly owned subsidiary of Bridge and is licensed under the Utah Captive Insurance Companies Act. BIGRM provides the following insurance policies:
•Lease Security Deposit Fulfillment (limits $500 per occurrence/per property unit)
•Lessor Legal Liability (limits $100,000 per occurrence/per property unit)

•Workers’ Compensation Deductible Reimbursement (limit $250,000 per occurrence)
•Property Deductible Reimbursement ($1,500,000 per occurrence/$3,000,000 policy annual aggregate)
•General Liability Deductible Reimbursement ($5,000,000 in excess of $25,000 per occurrence; $10,000,000 policy annual aggregate)
For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through June 30, 2022. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of June 30, 2022 and December 31, 2021, the Company had reserved $8.5 and $8.1 million, respectively.
10.    SELF-INSURANCE RESERVES
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $125,000 per individual per year. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of June 30, 2022 and December 31, 2021, the Company had reserved $3.2 million and $2.5 million, respectively.
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
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. The Company’s SIR is comprised of a layer of losses that the Company is responsible for satisfying after the properties have met their $25,000 deductible for each claim. That layer covers losses between $25,000 and $100,000 and has no aggregate limit for that layer of risk. All multifamily losses above $100,000 are fully insured. For commercial office and senior housing properties, all losses are fully insured after the $50,000 deductible has been met. For logisitcs and net lease properties, all losses are fully insured after the $100,000 dedecutible has been met and for single-family rental properties all losses are fully insured after the $250,000 deductible has met. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover the following: 100% of the $3.0 million layer above the multifamily deductible and SIR. All losses above $3.0 million are fully insured by multiple outside insurance carriers. On June 20, 2022 the per-occurrence limit increased from $750,000 for any single loss with an aggregate limit of $2.0 million to a per-occurrence limit of $1.5 million for any single loss with an aggregate limit of $3.0 million. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $25,000/$50,000 deductibles and SIR of $75,000 for multifamily properties as outlined above.
On June 20, 2020, the Company added a general liability self-insured retention aggregate limit of $10.0 million with a per occurrence limit of $2.0 million and per location limit of $4.0 million, which was increased on June 20, 2022 to a per-occurrence of limit $5.0 million and per location limit of $10.0 million. Any insurance claims above these limits are fully insured by multiple insurance carriers. BPM insured this retention with the BIGRM captive. As of June 30, 2022 and December 31, 2021, the Company had reserved $0.3 million and $1.0 million, respectively.
As of June 30, 2022 and December 31, 2021, the total self-insurance reserve liability was $3.5 million and $3.5 million, respectively.

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

		Fair Value
	Commitment	June 30, 2022	December 31, 2021
Bridge Seniors Housing Fund I	$4,775	$5,010	$5,309
Bridge Multifamily Fund III	9,300	7,354	6,694
Total	$14,075	$12,364	$12,003
The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund. During the three and six months ended June 30, 2022, the Company incurred $1.2 million of interest expense related to distributions during the periods then ended.
12.    LINE OF CREDIT
On June 3, 2022, the Operating Company entered into a credit agreement with CIBC, Inc. and Zions Bancorporation, N.A. d/b/a Zions First Nation Bank as Joint Lead Arrangers (“the Credit Agreement”). The Credit Agreement allows for total revolving commitments of up to $125.0 million, which may increased up to $225.0 million, contingent on certain criteria being met (the “Credit Facility”). The Credit Facility matures on June 3, 2024, subject to potential extension under certain circumstances.
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.50% to 3.00% over the Term Secured Overnight Financing Rate (“SOFR”) as determined by the Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.75% to 2.25% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.20%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreements, but require paydown at least once annually.
Under the terms of the Credit Agreement, certain of the Operating Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things, limit the Operating Company’s ability to: incur indebtedness; create, incur or allow liens; merge with other companies; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Operating Company to maintain (1) a debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million and (3) minimum quarterly EBITDA of $15 million and minimum EBITDA for the trailing four fiscal quarters of $80 million.
The carrying value of the Credit Facility approximates fair value, as the loan is subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
On July 22, 2020, the Operating Company entered in a secured revolving line of credit to borrow up to $75.0 million (“Line of Credit”). Borrowings under this arrangement accrued interest at LIBOR plus 2.25%. The revolving Line of Credit contained various financial covenants applicable to the Operating Company. The covenants required the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.0x, (2) minimum liquidity of $2.5 million, (3) $20.0 million of affiliate deposits in a specific financial institution and (4) minimum quarterly EBITDA of $10.0 million. The Line of Credit was to mature on July 22, 2022, however the Company terminated the Line of Credit in June 2022 in connection with its entry into the Credit Agreement.

The weighted-average interest rate in effect for the Credit Facility as of June 30, 2022 was 2.84%. During the three and six months ended June 30, 2022 and 2021, the Company incurred interest expense for both the three and six months of approximately $61,000 and $21,000, respectively, and unused commitments fees of $16,000 and $0, respectively.
Debt issuance costs related to the Credit Facility and Line of Credit are included in other assets in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the Company was in full compliance with all debt covenants.
13.    NOTES PAYABLE
On July 22, 2020, the Operating Company entered into a $150.0 million Note Purchase Agreement, pursuant to which it issued two tranches of notes (the “2020 Private Placement Notes”). As of June 30, 2022 and December 31, 2021, unamortized deferred financing costs were $1.6 million and $1.9 million, respectively, and the net carrying value of the 2020 Private Placement Notes was $148.4 million and $148.1 million, respectively. The 2020 Private Placement Notes have two tranches: a 5-year 3.9% fixed rate tranche that matures on July 22, 2025 and a 7-year 4.15% fixed rate tranche that matures on July 22, 2027. The 2020 Private Placement Notes contain various financial covenants applicable to the Operating Company. The covenants, as amended in June 3, 2022, require the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million, and (3) minimum quarterly EBITDA of $15.0 million and a minimum EBITDA for the trailing four fiscal quarters of $80.0 million. The 2020 Private Placement Notes are collateralized by the assets of the Operating Company.
On June 3, 2022, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of senior notes in private placement with a weighted-average interest rate of 5.05% as of the issuance date. The transaction consists of $75.0 million of 5.00% notes with a ten-year term maturing on July 12, 2032, and $75.0 million of 5.10% notes with a twelve-year term maturing on July 12, 2034 (the “2022 Private Placement Notes,” and together with the 2020 Private Placement Notes, the “Private Placement Notes”). The 2022 Private Placement Notes are collateralized by the assets of the Operating Company. The funding of the 2022 Private Placement Notes closed in July 2022.
The 2022 Private Placement Notes contain covenants that, among other things, limit the Company’s ability to: incur indebtedness; create, incur or allow liens; merge with other companies; engage in new or different lines of business; and engage in transactions with affiliates. The 2022 Private Placement Notes also contain financial covenants requiring the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million and (3) minimum quarterly EBITDA of $15.0 million and minimum EBITDA for the trailing four fiscal quarters of $80.0 million.
As of June 30, 2022, the Company was in full compliance with all debt covenants.
The following table presents scheduled principal payments of the Operating Company’s debt as of June 30, 2022 (in thousands):

2022	$—
2023	—
2024	—
2025	75,000
2026	—
Thereafter	75,000
Total	$150,000
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the Operating Company’s Private Placement Notes are recorded as a reduction of the corresponding debt obligation. All debt issuance costs are amortized over the remaining term of the related obligation.

The following table presents the activity of the Company’s debt issuance costs for the six months ended June 30, 2022 (in thousands):

Unamortized debt issuance costs as of December 31, 2021	$1,858
Amortization of debt issuance costs	(214)
Unamortized debt issuance costs as of June 30, 2022	$1,644
Interest expense was $1.5 million and $3.0 million for both the three and six months ended June 30, 2022 and 2021, respectively.
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
The following table summarizes realized gains (losses) on investments and other financial instruments for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(256)	$5,097	$4,841	$(5)	$411	$406
Investment in third-party partnerships	(49)	7	(42)	(270)	1,279	1,009
Other investments	—	—	—	(17)	26	9
General Partner Notes Payable	28	(1,021)	(993)	—	(1,124)	(1,124)
Total realized gains (losses)	$(277)	$4,083	$3,806	$(292)	$592	$300

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(249)	$3,857	$3,608	$(4)	$4,452	$4,448
Investment in third-party partnerships	(61)	1,593	1,532	(312)	1,523	1,211
Other investments	—	—	—	—	22	22
General Partner Notes Payable	(68)	(754)	(822)	—	416	416
Total realized gains (losses)	$(378)	$4,696	$4,318	$(316)	$6,413	$6,097

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
In connection with the exchanges of Operating Company interests for Class A common stock by the Original Equity Owners in July and August 2021, the Company’s ownership in the Operating Company increased, which resulted in a deferred tax asset. Additionally, in connection with the exchange transactions the Company recorded an initial corresponding TRA liability of $44.4 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging Original Equity Owners. During the six months ended June 30, 2022, certain Original Equity Owners exchanged a portion of their Class A Units for Class A common stock, which also resulted in a redemption of the corresponding Class B common stock. The exchange increased the deferred income tax asset from $59.0 million, and the corresponding TRA liability from $46.1 million, as of December 31, 2021, to $64.9 million and $51.3 million as of June 30, 2022, respectively.
The Company’s effective tax rate was approximately 2% and 1% for the quarters ended June 30, 2022 and 2021, respectively, and 4% and 1% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal taxes prior to the Transactions and the IPO and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
As of June 30, 2022, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next 12 months.
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
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of June 30, 2022 and December 31, 2021, there was $1.4 million that was declared that had not yet been distributed to Original Equity Owners.
Changes in Shareholders’ Equity and Non-Controlling Interests
Collapse of 2019 Profits Interest Awards
On January 1, 2022, the Company’s 2019 profits interests awards were collapsed into 790,424 shares of Class A common stock and 13,255,888 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on Distributable Earnings attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests were held, and the market price of the Company’s Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2022; however, there was a corresponding increase in the number of outstanding Class A Units and shares of Class A common stock. The collapse of the 2019 profits interests awards was partially accounted for as a modification and partially accounted for as cancellations. For the 2019 profits interest awards that were cancelled, the Company accelerated the recognition of the unamortized share-based compensation expense amounting to $0.6 million for the six months ended June 30, 2022.
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
During the three and six months ended June 30, 2022, 146,654 and 980,684 Class A Units, respectively, were redeemed, with the issuance of Class A common stock on a one-for-one basis.
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
As of June 30, 2022, 29,077,806 shares of Class A common stock (including Restricted Stock) were outstanding, 85,691,621 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.

The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the six months ended June 30, 2022:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2021	22,742,137	2,417,662	86,672,305
Class A common stock issued - 2019 Profits Interests conversion	56,134	734,290	—
Class A common stock issued - unitholder conversions	980,684	—	(980,684)
Class A restricted common stock issued	—	2,211,485	—
Class A restricted common stock forfeited	—	(64,586)	—
Class A restricted common stock vested	299,152	(299,152)	—
Balance as of June 30, 2022	24,078,107	4,999,699	85,691,621
Dividends are reflected when paid in the consolidated and combined statements of stockholders’ equity, while distributions are reflected when declared by the Company’s board of directors. Dividends are made to Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries.
During the three and six months ended June 30, 2022, the Company declared and paid the following dividends on Class A common stock (dollars in thousands, except per share amounts):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 11, 2022	March 25, 2022	$0.21	$5,917
June 3, 2022	June 17, 2022	0.26	7,614
		$0.47	$13,531
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
Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three and six months ended June 30, 2022, $38.6 million and $56.1 million, respectively, was distributed to non-controlling interests in the Operating Company and $42.2 million and $70.8 million, respectively, was distributed to non-controlling interest in the Company. During the three and six months ended June 30, 2021, $136.1 million and $157.9 million, respectively, was distributed to the Operating Company’s members prior to the IPO and Transactions and $7.8 million and $14.0 million, respectively, was distributed to non-controlling interests.
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

As of June 30, 2022, the Company is the sole managing member of the Operating Company, and owns 29,144,443 Class A Units and 97,463,981 Class B Units (voting only), respectively, of the Operating Company, which is 23% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.
The following table presents a reconciliation of Bridge Investment Group Holdings LLC Interests for the six months ended June 30, 2022:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units

Balance as of December 31, 2021	109,699,232	97,463,981
Issuance of Class A Units	14,760,227	—
Balance as of June 30, 2022	124,459,459	97,463,981
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
The following is a summary of the Company’s leases as of June 30, 2022 (dollar amounts in thousands):

Right-of-use assets, included in Other assets	$16,116
Lease Liabilities, included in Other liabilities	$18,318

Weighted-average remaining lease term (in years)	4.7
Weighted-average discount rate	4.19%
The components of lease expense included in general and administrative in the condensed consolidated and combined statements of operations for the three and six months ended June 30, 2022 are as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Operating lease costs	$1,056	$2,121
Variable lease costs	70	102
Total lease costs, included in general and administrative expenses	$1,126	$2,223

Cash paid for amounts included in the measurement of operating lease liabilities	$894	$2,061
Of the total leases costs for the three and six months ended June 30, 2022, $0.2 million and $0.4 million, respectively, was related to short-term leases with a term of less than one year. Total rent expense for all of the Company’s office leases for the three and six months ended June 30, 2021 was $1.0 million and $2.1 million, respectively, (net of lease incentive amortization of and $0.1 million and $0.2 million, respectively).

As of June 30, 2022, the maturities of operating lease liabilities were as follows (in thousands):

Remainder of 2022	$2,262
2023	5,009
2024	4,029
2025	3,120
2026	3,061
Thereafter	2,738
Total lease liabilities	20,219
Less: Imputed interest	(1,901)
Total operating lease liabilities	$18,318
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
As of June 30, 2022 and December 31, 2021, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $153.0 million and $120.9 million, respectively, of which $126.4 million and $106.9 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of June 30, 2022, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of June 30, 2022, the Company has guaranteed a $6.0 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of June 30, 2022, the Company has guaranteed a $362,000 standby letter of credit related to an operating lease.
Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of June 30, 2022. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $66.9 million and $39.7 million as of June 30, 2022 and December 31, 2021, respectively, included in other investments on the condensed consolidated balance sheets.
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
The assets of the Operating Company’s consolidated VIEs totaled $976.1 million and $787.3 million as of June 30, 2022 and December 31, 2021 respectively, while the liabilities of the consolidated VIEs totaled $304.7 million and $249.7 million as of same dates. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.
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

	June 30, 2022	December 31, 2021
Fees receivable from non-consolidated funds	$21,273	$23,991
Payments made on behalf of and amounts due from non-consolidated entities	12,913	11,388
Total receivables from affiliates	$34,186	$35,379
As of June 30, 2022 and December 31, 2021, the Company had accrued $51.3 million and $46.1 million due to affiliates in connection with the TRA (see Note 2, “Significant Accounting Policies,” for more details), which was included in due to affiliates for the period then ended.
20.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of the Company’s Class A common stock were reserved for issuance. On January 1, 2022, the number of shares available under the 2021 Incentive Award Plan increased to 8,836,972. As of June 30, 2022, 4,490,564 shares remained available for future grants. Restricted Stock and RSUs are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.
The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the condensed consolidated and combined statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient leaves prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. During the three and six months ended June 30, 2022, the Company reversed approximately $55,000 and $0.1 million, respectively, of share-based compensation related to Restricted Stock and RSU forfeitures.
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
During the six months ended June 30, 2022, 50,137 RSUs were issued at a weighted-average fair value per share of $23.84. The following summarizes Restricted Stock activity for the six months ended June 30, 2022 (in thousands, except per share data):

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2021	2,417,662	$15.82
Issued	2,945,775	24.49
Vested	(299,152)	23.83
Forfeited	(64,586)	15.79
Balance as of June 30, 2022	4,999,699	$20.45
The total value at grant date of Restricted Stock and RSUs granted during the six months ended June 30, 2022, was $72.1 million and $1.2 million, respectively. As of June 30, 2022, 4,999,699 shares of Restricted Stock and 66,637 RSUs were expected to vest with an aggregate intrinsic value of $72.7 million and $1.0 million, respectively.

As of June 30, 2022, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $73.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.
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
At June 30, 2022, the aggregate unrecognized compensation cost for all unvested profits interests awards was $7.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the condensed consolidated and combined statement of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Antidulutive profits interest awards	$—	$13,609	$—	$13,609
Profits interests award shares	$841	$1,015	$2,457	$1,856
Restricted Stock and RSUs	5,712	—	11,361	—
Total share-based compensation	$6,553	$14,624	$13,818	$15,465
As of June 30, 2022, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of June 30, 2022
	Total	Restricted Stock and RSUs	Profits interest awards
Remainder of 2022	$13,334	$11,678	$1,656
2023	25,807	22,966	2,841
2024	23,334	21,277	2,057
2025	13,056	12,102	954
2026	5,441	5,127	314
Thereafter	82	82	—
Total	$81,054	$73,232	$7,822
21.    EARNINGS PER SHARE
Basic and diluted earnings per share of Class A common stock is presented only for the three and six months ended June 30, 2022. There were no shares of Class A common stock outstanding prior to the Transactions and the IPO, therefore, no earnings per share information has been presented for any period prior to the date of the IPO. The following table presents our EPS for the three and six months ended June 30, 2022, respectively (in thousands, except per share amounts):

Numerator:	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net income attributable to Bridge Investment Group Holdings Inc.	$12,940	$22,711
Less:
Income allocated to Restricted Stock and RSUs	(915)	(1,608)
Distributions on Restricted Stock and RSUs	(1,436)	(2,432)
Net income available to Class A common shareholders - basic and diluted	$10,589	$18,671

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	24,029,107	23,581,393
Earnings per share of Class A common stock - basic and diluted	$0.44	$0.79
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
Overview
We are a leading, vertically integrated real estate investment manager, diversified across specialized asset classes, with approximately $42.0 billion of AUM as of June 30, 2022. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to develop an array of investment platforms focused on sectors of the U.S. real estate market that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of more than 210 global institutions and more than 11,700 individual investors across our investment strategies.
Business Segment
We operate as one business, a fully integrated real estate investment manager. The Company’s chief operating decision maker, which is the executive chairman, utilizes a consolidated approach to assess financial performance and allocate resources. As such, the Company operates as one business segment.

Recent Events

On January 31, 2022, the Company acquired certain assets of Gorelick Brothers Capital (“GBC”), including a 60% interest in GBC’s asset and property management business (the “GBC Acquisition”). The 60% interest in GBC’s asset and property management business was acquired by the Operating Company for consideration of approximately $30 million (total implied value of $50 million) with 50% paid in cash and 50% with 694,412 Class A Units of the Operating Company, which was based on a 15-day average of the Company’s closing stock price prior to the closing of the GBC Acquisition. Upon consummation of the GBC Acquisition, (i) the GBC team and Bridge launched a single-family rental (“SFR”) strategy on the Bridge platform, (ii) Bridge and the former key principals of GBC formed and jointly own a new SFR investment manager within Bridge, and (iii) Bridge and the former GBC principals completed a $660 million recapitalization of a portfolio comprising more than 2,700 homes in 14 markets, concentrated in the Sunbelt and certain Midwest markets of the United States. The Operating Company now indirectly owns a 60% interest in the newly created Bridge SFR investment manager, and the former principals of GBC own the remaining 40%. See Note 8, “Business Combinations and Goodwill,” to our condensed consolidated and combined financial statements for additional information on this transaction.

In July 2022, the Company launched Bridge Solar Energy Development (“Bridge Solar”), in partnership with Lumen Energy Inc. (“Lumen”). Lumen is a leader in the clean energy software and energy project development process technology space. Bridge believes that its national footprint and local expertise, combined with Lumen’s data-driven technology, will streamline the analysis and implementation of solar in the high-demand commercial market. This partnership will offer design, procurement, construction and operation of solar projects on properties owned by Bridge-managed funds and third-party assets.

In August 2022, the Company launched an additional investment strategy, Bridge Ventures. Bridge Ventures will focus on both early- and later-stage PropTech companies, and expects to pursue investments in industry-leading PropTech funds. The growth of eCommerce, remote workplaces, environmental, social and governance (“ESG”) adoption, and the digitalization of real estate has and is expected to continue to contribute to the increased adoption of PropTech in the post-Pandemic era. This investment strategy will leverage the Bridge platform to deploy and scale new technologies.
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
In addition to these macroeconomic trends and market factors, our future performance is heavily dependent on our ability to attract new capital, generate strong, stable returns, source investments with attractive risk-adjusted returns and provide attractive investment products to a growing investor base. We believe our future performance will be influenced by the following factors:
•The extent to which fund investors favor private markets investments. Our ability to attract new capital is partially dependent on fund investors’ views of alternative investments relative to traditional asset classes. We believe our fundraising efforts will continue to be subject to certain fundamental asset management trends, including (1) the increasing importance and market share of alternative investment strategies to fund investors of all types as fund investors focus on lower correlated and absolute levels of return, (2) the increasing demand for private markets from private wealth fund investors, (3) shifting asset allocation policies of institutional fund investors, (4) de-leveraging of the global banking system, bank consolidation and increased regulatory requirements and (5) increasing barriers to entry and growth.
•Our ability to generate strong, stable returns and retain investor capital throughout the market cycle. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, management fees and performance fees. Although our AUM and fees generated have grown significantly since our inception and particularly in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the real estate space in which we specialize, could negatively affect our future growth rate. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities. Our ability to retain and attract fund investors also depends on our ability to build and maintain strong relationships with both existing and new fund investors, many of whom place significant emphasis on an asset manager’s track record of strong fund performance and distributions. While we believe that our reputation for generating attractive risk-adjusted returns is favorable to our ability to continue to attract investors, we may face greater challenges in raising capital for new verticals as we continue to expand our market presence and asset classes.
•Our ability to source investments with attractive risk-adjusted returns. Our ability to continue to grow our revenue is dependent on our continued ability to source attractive investments and efficiently deploy the capital that we have raised. Although the capital deployed in any one quarter may vary significantly from period to period due to the availability of attractive opportunities and the long-term nature of our investment strategies, we believe that our ability to efficiently and effectively invest our growing pool of fund capital puts us in a favorable position to maintain our revenue growth over time. Our ability to identify attractive investments and execute on those investments, including any value-add strategies with respect to such investments, is dependent on a number of factors, including the general macroeconomic environment, market positioning, valuation, size, and the liquidity of such investment opportunities. Moreover, with respect to our Debt Strategies and Agency MBS Funds, macro-economic trends or adverse credit and interest rate environments affecting the quality or quantity of new issuance debt and mortgage-backed securities or a substantial increase in defaults could adversely affect our ability to source investments with attractive risk-adjusted returns. Furthermore, fluctuations in prevailing interest rates could affect not only our returns on debt and mortgage-backed securities, but also our cost of, and ability to secure, borrowings to finance our equity asset acquisitions.
•The attractiveness of our product offerings to a broad and evolving investor base. Investors in our industry may have changing investment priorities and preferences over time, including with respect to risk appetite, portfolio allocation, desired returns and other considerations. We continue to expand and diversify our product offerings to increase investment options for our fund investors, while balancing this expansion with our goal of continuing to deliver the consistent, attractive returns that have cultivated our reputation. We believe that continuing to strike that balance is crucial to both our fund investors’ success and satisfaction, as well as our ability to maintain our competitive position and grow our revenue.
•Our ability to maintain our data advantage relative to competitors. Our proprietary data and technology platforms, analytical tools and deep industry knowledge allow us to provide our fund investors with customized investment solutions, including specialized asset management services, tailored reporting packages, customized performance benchmarks as well as experienced and responsive compliance, administration, and tax capabilities. Our ability to maintain our data advantage is dependent on a number of factors, including our continued access to a broad set of private market information and our ability to grow our relationships with sophisticated partners and wealth management platforms.
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
Revenues
Fund Management Fees. Our Fund Management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of June 30, 2022, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.85% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets is usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.
Property Management and Leasing Fees. We have vertically integrated platforms where we operate a significant percentage of the real estate properties owned by our funds. As of June 30, 2022, we managed approximately 100% of the multifamily properties, 93% of the workforce and affordable housing properties, 81% of the office properties, and 40% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.5% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized, in the same period. The offset is recorded in third-party operating expenses on the condensed consolidated and combined statements of operations.
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
Transaction Fees. We earn transaction fees associated with the due diligence related to the acquisition of assets and origination of debt financing for assets. The fee is recognized upon the acquisition of the asset or origination of the mortgage or other debt. For the six months ended June 30, 2022, the fee range for acquisition fees was 0.5% to 1.0% of the gross acquisition cost of the investment or, in the case of development projects, the total development budget, and the fee range for debt origination was 0.3% to 1.0%.
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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of June 30, 2022, we had approximately $15.5 billion of carry-eligible AUM across approximately 43 funds and other vehicles, of which 20 were in accrued carried interest positions.
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
Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees also are eligible to receive unvested Class A restricted common stock (“Restricted Stock”), Restricted Stock Units (“RSUs”), and profits interests awards. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of remeasurement. We recognize compensation expense on a straight-line basis over the requisite service period of the awards not contingent on employment, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. See Note 20, “Share-Based Compensation and Profits Interests,” to our condensed consolidated and combined financial statements for more information about equity awards.
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
Other Income (Expense)
Realized and unrealized gains (losses). Realized and unrealized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized gains (losses) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized gains (losses) at the time an investment is realized. The Company’s share of the investee’s income and expenses for the Company’s equity method investments (exclusive of carried interest) is also included within other income (expense). Realized and unrealized gains (losses) are presented together as net realized and unrealized gains(losses) in the condensed consolidated and combined statements of operations. Finally, the realized and unrealized gain (loss) associated with the financial instruments that we elect the fair value option is also included in net realized and unrealized gains (losses).
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
Interest Expense. Interest expense includes interest related to our two tranches of privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 4.025%. Our existing line of credit facility that was terminated in June 2022 had a variable interest rate of LIBOR plus 2.25%. Our new revolving credit facility executed in June 2022, incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over term SOFR and an unused commitment fee of up to 0.20%, which is based on the daily unused portion of the revolving credit facility. As of June 30, 2022 the weighted-average interest rate on our revolving credit facility was 2.84%.
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
For additional discussion of components of our consolidated and combined financial statements, see Note 2, “Significant Accounting Policies,” to our condensed consolidated and combined financial statements.
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
The table below presents a rollforward of our AUM for the three and six months ended June 30, 2022 and 2021 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AUM as of beginning of period	$38,847	$25,927	$36,315	$25,214
New capital / commitments raised(1)	1,389	1,057	2,490	1,235
Distributions / return of capital(2)	(461)	(320)	(1,044)	(582)
Change in fair value and acquisitions(3)	2,194	2,085	4,208	2,882
AUM as of end of period	$41,969	$28,749	$41,969	$28,749
Increase	3,122	2,822	5,654	3,535
Increase %	8%	11%	16%	14%
(1)New capital / commitments raised generally represents limited partner capital raised by our funds and other vehicles, including any reinvestments in our open-ended vehicles.
(2)Distributions / return of capital generally represents the realization proceeds from the disposition of assets, current income, or capital returned to investors.
(3)Change in fair value and acquisitions generally represents realized and unrealized activity on investments held by our funds and other vehicles (including changes in fair value and changes in leverage) as well as the net impact of fees, expenses, and non-investment income.

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
Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The table below presents a rollforward of our total fee-earning AUM for the three months ended June 30, 2022 and 2021 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fee-earning AUM as of beginning of period	$14,657	$10,314	$13,363	$10,214
Increases (capital raised/deployment)(1)	985	1,052	2,550	1,432
Changes in fair market value	2	(11)	12	(11)
Decreases (liquidations/other)(2)	(102)	(536)	(383)	(816)
Fee-earning AUM as of end of period	$15,542	$10,819	$15,542	$10,819
Increase	$885	$505	$2,179	$605
Increase %	6%	5%	16%	6%
(1)Increases generally represent limited partner capital raised or deployed by our funds and other vehicles that is fee-earning when raised or deployed, respectively, including any reinvestments in our open-ended vehicles.
(2)Decreases generally represent liquidations of investments held by our funds or other vehicles or other changes in fee basis, including the change from committed capital to invested capital after the expiration or termination of the investment period.
The launch of new funds resulted in an increased fee-earning AUM during each of the three months ended June 30, 2022 and 2021. Fee-earning AUM increased $4.7 billion, or 44%, from approximately $10.8 billion as of June 30, 2021 to approximately $15.5 billion as of June 30, 2022 due to our capital raising activities and deployment.

The following table summarizes the balances of fee-earning AUM by fund as of June 30, 2022 and 2021 and December 31, 2021 (in millions):

	As of June 30,		As of December 31,
	2022	2021	2021
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,038	$606	$1,133
Bridge Opportunity Zone Fund IV	1,476	544	1,490
Bridge Multifamily Fund V	1,471	—	976
Bridge Multifamily Fund IV	1,342	1,259	1,284
Bridge Workforce Fund II	1,212	616	915
Bridge Debt Strategies Fund III	1,137	1,485	1,286
Bridge Opportunity Zone Fund III	1,019	1,019	1,019
Bridge Seniors Housing Fund II	797	814	805
Bridge Seniors Housing Fund I	626	626	626
Bridge Workforce Fund I	556	523	556
Bridge Office Fund I	499	500	499
Bridge Opportunity Zone Fund I	482	482	482
Bridge Opportunity Zone Fund II	408	408	408
Bridge Debt Strategies Fund II	280	545	354
Bridge Debt Strategies III JV Partners	264	329	308
Bridge Logistics U.S. Venture I	250	—	110
Bridge Opportunity Zone Fund V	240	—	—
Bridge Multifamily Fund III	228	335	269
Bridge Single-Family Rental Fund IV	227	—	—
Bridge Agency MBS Fund	194	118	123
Bridge Office Fund II	176	130	176
Bridge Debt Strategies IV JV Partners	158	—	129
Bridge Debt Strategies II JV Partners	152	225	195
Bridge Office I JV Partners	130	148	130
Bridge Net Lease Income Fund	95	—	29
Bridge Seniors Housing Fund III	57	33	33
Bridge Debt Strategies I JV Partners	18	18	18
Bridge Office II JV Partners	6	6	6
Bridge Multifamily III JV Partners	4	10	4
Bridge Debt Strategies Fund I	—	40	—
Total Fee-Earning AUM	$15,542	$10,819	$13,363
Our average remaining fund life for our closed-end funds was approximately 7.9 years as of June 30, 2022, 8.0 years as of December 31, 2021, and 7.4 years as of December 31, 2020 and June 30, 2021, respectively.
Undeployed Capital
As of June 30, 2022, we had $3.2 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $1.7 billion is currently fee-earning based on commitments and $1.5 billion will be fee-earning if and when it is deployed.

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

	Performance Summary as of June 30, 2022
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Fund Committed Capital (2)	Unreturned Drawn Capital + Accrued Pref(3)	Cumulative Invested Capital(4)	Realized Proceeds(5)	Remaining Fair Value (RFV)(6)	Unrealized MOIC(7)	Total Fair Value (TFV)(8)	TFV MOIC(9)	Fund Gross IRR(10)	Fund Net IRR(11)
(in millions)

Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2012)	$124	$—	$150	$280	$—	N/A	$280	1.87x	21.0%	15.3%
Bridge Multifamily II (Apr 2012, Mar 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	30.2%	23.4%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	877	1,614	594	3.43x	2,208	2.52x	28.2%	21.8%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,525	1,373	240	2,805	2.22x	3,045	2.22x	42.9%	33.6%
Total Multifamily Funds	$3,222	$1,525	$3,005	$3,398	$3,399	2.41x	$6,797	2.26x	29.7%	23.4%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	619	651	568	105	1,224	2.34x	1,329	2.34x	37.1%	29.9%

Office
Bridge Office I (Jul 2017, Jul 2020)	573	634	596	182	513	1.15x	695	1.17x	5.0%	2.2%
Bridge Office II (Dec 2019, to present)	208	202	205	24	272	1.44x	296	1.44x	28.9%	19.5%
Total Office Funds	$781	$836	$801	$206	$785	1.23x	$991	1.24x	8.2%	4.3%

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	578	793	644	387	434	1.14x	821	1.27x	4.9%	2.5%
Bridge Seniors II (Mar 2017, Mar 2020)	820	809	720	207	771	1.34x	978	1.36x	10.0%	6.9%
Total Seniors Housing Funds	$1,398	$1,602	$1,364	$594	$1,205	1.26x	$1,799	1.32x	7.0%	4.3%
Total Equity Strategies Funds	$6,020	$4,614	$5,738	$4,303	$6,613	1.85x	$10,916	1.90x	23.6%	17.7%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	132	—	219	262	2	1.24x	264	1.21x	8.3%	5.7%
Bridge Debt II (July 2016, July 2019)	1,002	242	2,500	2,673	296	1.32x	2,969	1.19x	11.5%	8.9%
Bridge Debt III (May 2018, May 2021)	1,624	1,062	5,359	4,838	1,100	1.29x	5,938	1.11x	12.6%	9.8%
Bridge Debt IV (Nov 2020, to present)	2,888	1,886	5,435	3,880	1,671	1.04x	5,551	1.02x	8.1%	6.1%
Total Debt Strategies Funds	$5,646	$3,190	$13,513	$11,653	$3,069	1.17x	$14,722	1.09x	11.4%	8.8%
Footnotes:
(1)Close-Ended Funds represented herein does not include performance for (i) Opportunity Zone funds as such funds are invested in active development projects and have minimal stabilized assets, or (ii) funds that are currently raising capital, including our open-ended funds. Each fund identified contemplates all associated parallel and feeder limited partnerships in which investors subscribe and accordingly share common management. All intercompany accounts and transactions have been eliminated in the combined presentation. Values and performance presented herein are the combined investor returns gross of any applicable legal entity taxes.
(2)Fund Committed Capital represents total capital commitments to the fund (excluding joint ventures or separately managed accounts).

(3)Unreturned Drawn Capital plus Accrued Pref represents the amount the fund needs to distribute to its investors as a return of capital and a preferred return before the General Partner is entitled to receive performance fees or allocations from the fund.
(4)Cumulative Invested Capital represents the total cost of investments since inception (including any recycling or refinancing of investments).
(5)Realized Proceeds represents net cash proceeds received in connection with all investments, including distributions from investments and disposition proceeds.
(6)Remaining Fair Value (RFV) represents the estimated liquidation values that are generally based upon appraisals, contracts and internal estimates. There can be no assurance that Remaining Fair Value will be realized at valuations shown, and realized values will depend on numerous factors including, among others, future asset-level operating results, asset values and market conditions at the time of disposition, transaction costs, and the timing and manner of disposition, all of which may differ from the assumptions on which the Remaining Fair Value are based. Direct fund investments in real property are held at cost minus transaction expenses for the first six months.
(7)Unrealized MOIC represents the Multiple of Invested Capital (“MOIC”) for Total Fair Value associated with unrealized investments before management fees, fund level expenses and carried interest, divided by Cumulative Invested Capital attributable to those unrealized investments.
(8)Total Fair Value (TFV) represents the sum of Realized Proceeds and Remaining Fair Value, before management fees, expenses and carried interest.
(9)TFV MOIC represents MOIC for Total Fair Value, divided by Cumulative Invested Capital.
(10)Fund Gross IRR is an annualized realized and unrealized return to fund investors gross of management fees and carried interest.
(11)Fund Net IRR is an annualized realized and unrealized return to fee-paying investors, net of management fees, fund-level expenses and carried interest. Net return information reflects average fund investor level returns, which may differ from actual investor level returns due to timing, variance in fees paid by investors, and other investor-specific investment costs such as taxes. Bridge Multifamily I and II funds reported their final IRRs in 2018 and 2019 respectively in a manner that includes a small share of affiliate capital who paid zero fees.
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

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenues

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2022	2021
Revenues:
Fund management fees	$49,380	$34,536	$14,844	43%
Property management and leasing fees	19,616	14,335	5,281	37%
Construction management fees	2,426	2,065	361	17%
Development fees	793	1,163	(370)	(32%)
Transaction fees	17,643	16,242	1,401	9%
Fund administration fees	3,657	—	3,657	N/A
Insurance premiums	2,845	2,022	823	41%
Other asset management and property income	2,659	1,611	1,048	65%
Total revenues	$99,019	$71,974	$27,045	38%
Fund Management Fees. Our fee-earning AUM increased from approximately $10.8 billion, or 44%, as of June 30, 2021 to $15.5 billion as of June 30, 2022. Our weighted-average management fee, which varies largely due to the size of investor commitments, increased to 1.54% as of June 30, 2022 and December 31, 2021 from 1.51% as of June 30, 2021.
This resulted in an increase in fund management fees of $14.8 million, or 43%, largely due to the launch of new funds in 2021, including Bridge Opportunity Zone Fund IV and Bridge Multifamily Fund V, coupled with Bridge Opportunity Zone Fund V and Bridge Single-Family Fund IV, both of which launched in 2022. These four funds contributed an additional $13.1 million of fund management fees for three months ended June 30, 2022 compared to the three months ended June 30, 2021. Increased fee-earning AUM related to capital raises in our other funds, mainly from Bridge Debt Strategies Fund IV, generated an additional $1.5 million of management fees. These increases were partially offset by reductions in fee-earning AUM, of which $1.3 million was primarily attributed to Bridge Debt Strategies Funds II and III.
Included in fund management fees are one-time catch up fees of $4.0 million for the three months ended June 30, 2022, which was primarily attributed to Bridge Workforce and Affordable Housing Fund II and Bridge Debt Strategies Fund IV that launched in 2020 and Bridge Multifamily Fund V, which launched in 2021.
Property Management and Leasing Fees. Property management and leasing fees increased by $5.3 million, or 37%, primarily due to acquisition of the SFR property management business, which was part of the GBC Acquisition, and an increase in the number of multifamily and workforce and affordable housing properties under management.
Transaction Fees. Transaction fees increased by $1.4 million, or 9%, primarily driven by due diligence fees attributed to the deployment of capital during the three months ended June 30, 2022.
Fund Administration Fees. Fund administration fees were $3.7 million during the three months ended June 30, 2022, for services Bridge began providing on January 1, 2022.
Insurance Premiums. Insurance premiums increased by $0.8 million, or 41%, largely due to the increase in AUM.
Other Asset Management and Property Income. Other asset management and property income increased by $1.0 million, or 65%, primarily due to an increase in other income driven by the growth in AUM.

Investment income

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2022	2021
Investment income:
Performance allocations:
Realized	$33,581	$35,629	$(2,048)	(6)%
Unrealized	70,116	43,248	26,868	62%
Earnings from investments in real estate	1,251	980	271	28%
Total investment income	$104,948	$79,857	$25,091	31%
Performance allocations. Net performance allocations increased by $24.8 million, or 31%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$66,381	$—	$22,640
BWH I GP	—	17,192	—	7,525
BWH II GP	—	6,597	—	—
BOF II GP	—	796	—	1,157
BNLI GP	—	695	—	—
BAMBS GP	—	(151)	—	(154)
BDS IV GP	493	(2,698)	—	948
BDS II GP	1,132	(3,675)	—	4,903
BDS III GP	2,040	(3,900)	14,012	6,913
BMF III GP	29,916	(11,121)	21,617	(4,643)
BOF I GP	—	—	—	3,915
BDS I GP	—	—	—	44
Total	$33,581	$70,116	$35,629	$43,248
The unrealized performance income allocation is recorded one quarter in arrears, and as such the unrealized performance allocation income for the three months ended June 30, 2022 and 2021 reflects asset valuations as of March 31, 2022 and 2021, respectively. For the three months ended June 30, 2022, the increase in unrealized performance allocations was largely due to market appreciation from properties within our multifamily and workforce and affordable housing real estate equity funds, and includes the reversal of realized performance allocation income during the second quarters of both 2022 and 2021. For the three months ended June 30, 2022 and 2021, the realized gains were primarily related to dispositions in our Bridge Multifamily Fund III and favorable market conditions in our Bridge Debt Strategies Funds II and III.

Expenses

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2022	2021
Expenses:
Employee compensation and benefits	$46,693	$42,306	$4,387	10%
Performance allocations compensation:
Realized gains	2,165	3,747	(1,582)	(42)%
Unrealized gains	7,987	6,048	1,939	32%
Loss and loss adjustment expenses	1,439	2,132	(693)	(33)%
Third-party operating expenses	6,749	6,117	632	10%
General and administrative expenses	9,769	5,392	4,377	81%
Depreciation and amortization	887	727	160	22%
Total expenses	$75,689	$66,469	$9,220	14%
Employee Compensation and Benefits. Employee compensation and benefits increased by $4.4 million, or 10%, largely due to a $12.5 million increase in salaries, bonuses and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, including the launch of the SFR platform upon consummation of the GBC Acquisition in January 2022. An additional increase of $5.7 million was attributed to Restricted Stock and RSUs that were issued concurrent with the IPO in July 2021 and for awards granted in January 2022. These increases were offset by a reduction of $13.6 million attributed to the anti-dilutive shares associated with the 2021 profits interests awards that were fully vested upon issuance in the second quarter of 2021.
Performance Allocation Compensation. Net performance allocation compensation increased by approximately $0.4 million, or 4%, due to a $1.9 million increase in unrealized performance allocation compensation offset by a decrease of $1.6 million related to realized performance allocation awards, which is directly correlated to our performance allocations income during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was coupled with the carried interest awards issued to employees in December 2021.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased by $0.7 million, or 33%, primarily due to tenant, workers compensation, and general liability losses incurred or paid during the three months ended June 30, 2022 compared to 2021.
Third-party Operating Expenses. Third-party operating expenses increased by $0.6 million, or 10%, primarily due to leasing commissions.
General and Administrative Expenses. General and administrative expenses increased by $4.4 million, or 81%, primarily due an increase in insurance, professional services and software licensing fees.
Other income (expense)

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2022	2021
Other income (expense)
Realized and unrealized gains (losses), net	$3,489	$300	$3,189	1063%
Interest income	1,353	557	796	143%
Interest expense	(2,901)	(2,554)	(347)	14%
Total other income	$1,941	$(1,697)	$3,638	(214)%
Realized and Unrealized Gains. Net realized and unrealized gains increased $3.2 million for the three months ended June 30, 2022, due to the realized appreciation recognized on other investments during the second quarter.

Interest Income. Interest income increased $0.8 million, or 143%, largely due to the timing of short-term borrowings by our funds.
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

	Three Months Ended June 30,
	2022	2021
Non-controlling interests related to General Partners - realized	$18,409	$—
Non-controlling interests related to General Partners - unrealized	32,316	—
Non-controlling interests related to Fund Managers	(2,228)	1,205
Non-controlling interests related to 2019 profits interests awards	44	4,502
Non-controlling interests related to 2020 profits interests awards	689	108
Non-controlling interests related to 2021 profits interests awards	$518	$—
Total	$49,748	$5,815
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $61.7 million during the three months ended June 30, 2022.
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

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenues

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2022	2021
Revenues:
Fund management fees	$102,080	$65,387	$36,693	56%
Property management and leasing fees	37,895	31,081	6,814	22%
Construction management fees	4,312	3,891	421	11%
Development fees	2,052	1,549	503	32%
Transaction fees	39,641	21,568	18,073	84%
Fund administration fees	7,297	—	7,297	N/A
Insurance premiums	5,261	3,916	1,345	34%
Other asset management and property income	4,614	3,131	1,483	47%
Total revenues	$203,152	$130,523	$72,629	56%
Fund Management Fees. Our fee-earning AUM increased from approximately $10.8 billion, or 44%, as of June 30, 2021 to $15.5 billion as of June 30, 2022. Our weighted-average management fee, which varies largely due to the size of investor commitments, increased to 1.54% as of June 30, 2022 and December 31, 2021 from 1.51% as of June 30, 2021.
This resulted in an increase in fund management fees of $36.7 million, or 56%, largely due to the launch of new funds in 2021, including Bridge Opportunity Zone Fund IV and Bridge Multifamily Fund V, coupled with Bridge Opportunity Zone Fund V and Bridge Single-Family Fund IV, both of which launched in 2022. These four funds contributed an additional $27.2 million of fund management fees for six months ended June 30, 2022 compared to the three months ended June 30, 2021. Increased fee-earning AUM related to capital raises in our other funds, mainly from Bridge Workforce and Affordable Housing Fund II and Bridge Debt Strategies Fund IV, generated an additional $12.9 million of management fees. These increases were partially offset by reductions in fee-earning AUM, of which $2.8 million was primarily attributed to Bridge Debt Strategies Funds II and III.
Included in fund management fees are one-time catch up fees of $12.4 million for the six months ended June 30, 2022, which was primarily attributed to Bridge Workforce and Affordable Housing Fund II and Bridge Debt Strategies Fund IV that launched in 2020 and Bridge Multifamily Fund V, which launched in 2021. The following chart presents the composition of our fund management fees for the six months ended June 30, 2022 and 2021, respectively (dollar amounts in millions)(1):
(1)Fund management fees for the six months ended June 30, 2021 excludes fees for those funds launched subsequent to such date.
Property Management and Leasing Fees. Property management and leasing fees increased by $6.8 million, or 22%, primarily due to acquisition of the SFR property management business, which was part of the GBC Acquisition, and an increase in the number of multifamily and workforce and affordable housing properties under management.
Transaction Fees. Transaction fees increased by $18.1 million, or 84%, primarily driven by a $14.1 million increase in due diligence fees attributed to the deployment of $1,577 million of capital during the six months ended June 30, 2022. The remaining $4.0 million increase was related to debt origination fees, which were largely due to an increase in acquisitions and mortgage re-financings related to multifamily and SFR assets.
Fund Administration Fees. Fund administration fees were $7.3 million during the six months ended June 30, 2022, for services Bridge began providing on January 1, 2022.
Insurance Premiums. Insurance premiums increased by $1.3 million, or 34%, largely due to the increase in AUM.
Other Asset Management and Property Income. Other asset management and property income increased by $1.5 million, or 47%, primarily due to an increase in other income driven by the growth in AUM.
Investment income

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2022	2021
Investment income:
Incentive fees	$—	$910	$(910)	(100)%
Performance allocations:
Realized	42,518	41,185	1,333	3%
Unrealized	135,978	57,967	78,011	135%
Earnings from investments in real estate	1,291	976	315	32%
Total investment income	$179,787	$101,038	$78,749	78%

Performance allocations. Net performance allocations increased by $79.3 million, or 80%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$105,464	$—	$28,989
BWH I GP	—	26,003	—	9,967
BWH II GP	—	9,295	—	—
BOF II GP	—	4,416	—	858
BDS IV GP	493	2,154	—	948
BNLI GP	—	695	—	—
BDS I GP	—	—	—	35
BOF I GP	—	(65)	—	(3,470)
BAMBS GP	—	(709)	—	690
BMF III GP	31,625	(1,820)	25,592	(3,604)
BDS II GP	2,796	(1,954)	—	8,228
BDS III GP	7,604	(7,501)	15,593	15,326
Total	$42,518	$135,978	$41,185	$57,967
The unrealized performance income allocation is recorded one quarter in arrears, and as such the performance allocation income for the six months ended June 30, 2022 and 2021 reflects asset valuations as of March 31, 2022 and 2021, respectively. For the six months ended June 30, 2022, the increase in unrealized performance allocation was largely due to market appreciation from properties within our multifamily and workforce and affordable housing real estate equity funds, and includes the reversal of realized performance allocation income during the second quarters of both 2022 and 2021. For the six months ended June 30, 2022 and 2021, the realized gains were primarily related to dispositions in our Bridge Multifamily Fund III and favorable market conditions in our Bridge Debt Strategies Funds II and III.
Expenses

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2022	2021
Expenses:
Employee compensation and benefits	$94,172	$69,457	$24,715	36%
Incentive fee compensation	—	82	(82)	(100)%
Performance allocations compensation:
Realized gains	2,725	4,241	(1,516)	(36)%
Unrealized gains	17,225	7,477	9,748	130%
Loss and loss adjustment expenses	3,191	2,917	274	9%
Third-party operating expenses	13,517	14,743	(1,226)	(8)%
General and administrative expenses	19,277	9,492	9,785	103%
Depreciation and amortization	1,520	1,480	40	3%
Total expenses	$151,627	$109,889	$41,738	38%
Employee Compensation and Benefits. Employee compensation and benefits increased by $24.7 million, or 36%, largely due to a $26.4 million increase in salaries, bonuses and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, including the launch of the SFR platform upon consummation of the GBC Acquisition in January 2022. An additional increase of $11.4 million was attributed to Restricted Stock and RSUs that were issued concurrent with the IPO in July 2021 and for awards granted in January 2022. These increases were offset by a reduction of $13.0 million primarily attributed to the anti-dilutive shares associated with the 2021 profits interests awards that were fully vested upon issuance in the second quarter of 2021.

Performance Allocation Compensation. Performance allocation compensation increased by $8.2 million or 70%, primarily due to a $9.7 million increase in unrealized performance allocation compensation which was offset by a decrease of $1.5 million related to realized performance allocation awards, which is directly correlated to our performance allocations income during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was coupled with the carried interest awards issued to employees in December 2021.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $0.3 million, or 9%, primarily due to tenant, workers compensation, and general liability losses incurred or paid during the six months ended June 30, 2022 compared to 2021.
Third-party Operating Expenses. Third-party operating expenses decreased by $1.2 million, or 8%, primarily due to leasing commissions from our significant leasing of commercial real estate in the Atlanta region during 2021, which did not recur in the first half of 2022.
General and Administrative Expenses. General and administrative expenses increased by $9.8 million, or 103%, primarily due an increase in insurance, professional services and software licensing fees.
Other income (expense)

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2022	2021
Other income (expense)
Realized and unrealized gains (losses), net	$3,916	$6,097	$(2,181)	(36)%
Interest income	2,562	1,165	1,397	120%
Interest expense	(4,522)	(4,140)	(382)	9%
Total other income	$1,956	$3,122	$(1,166)	(37)%
Realized and Unrealized Gains. Net realized and unrealized gains decreased $2.2 million, or 36%, for the six months ended June 30, 2022, due to the unrealized appreciation recognized on other investments during the six months ended June 30, 2021 that did not recur during the six months ended June 30, 2022.
Interest Income. Interest income increased $1.4 million, or 120%, largely due to the timing of short-term borrowings by the funds.
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

	Six Months Ended June 30,
	2022	2021
Non-controlling interests related to General Partners - realized	$24,502	$—
Non-controlling interests related to General Partners - unrealized	63,086	—
Non-controlling interests related to Fund Managers	(2,606)	3,497
Non-controlling interests related to 2019 profits interests awards	44	6,159
Non-controlling interests related to 2020 profits interests awards	917	108
Non-controlling interests related to 2021 profits interests awards	518	—
Total	$86,461	$9,764
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $112.7 million during the six months ended June 30, 2022.

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
Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$124,382	$83,241	$221,886	$123,960
Income tax provision	5,837	424	11,382	834
Income before provision for income taxes	130,219	83,665	233,268	124,794
Depreciation and amortization	887	727	1,520	1,480
Less: Unrealized performance allocations	(70,116)	(43,248)	(135,978)	(57,967)
Plus: Unrealized performance allocations compensation	7,987	6,048	17,225	7,477
Less: Unrealized (gains) losses, net	(3,483)	(317)	(3,962)	(6,098)
Plus: Share-based compensation	6,553	14,624	13,818	15,465
Less: Net income attributable to noncontrolling interests in subsidiaries	977	(5,815)	1,127	(9,764)
Less: Net realized performance allocations attributable to non-controlling interests	(18,409)	—	(24,502)	—
Distributable Earnings attributable to the Operating Company	54,615	55,684	102,516	75,387
Realized performance allocations and incentive fees	(33,581)	(35,629)	(42,518)	(42,095)
Realized performance allocations and incentive fees compensation	2,165	3,747	2,725	4,323
Net realized performance allocations to non-controlling interests	18,409	—	24,502	—
Net insurance income (loss)	(1,406)	110	(2,070)	(999)
(Earnings) losses from investments in real estate	(1,251)	(980)	(1,291)	(976)
Net interest (income) expense and realized (gain) loss	1,529	1,995	1,979	2,935
Less: Net income attributable to noncontrolling interests in subsidiaries	(977)	5,815	(1,127)	9,764
Total Fee Related Earnings	39,503	30,742	84,716	48,339
Less: Total Fee Related Earnings attributable to non-controlling interests	977	(5,815)	1,127	(9,764)
Total Fee Related Earnings attributable to the Operating Company	$40,480	$24,927	$85,843	$38,575

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fund-level fee revenues
Fund management fees	$49,380	$34,536	$102,080	$65,387
Transaction fees	17,643	16,242	39,641	21,568
Total net fund-level fee revenues	67,023	50,778	141,721	86,955
Net earnings from Bridge property operators	2,108	1,988	4,318	4,081
Development fees	793	1,163	2,052	1,549
Fund administration fees	3,657	—	7,297	—
Other asset management and property income	2,659	1,611	4,614	3,131
Fee Related Revenues	76,240	55,540	160,002	95,716
Cash-based employee compensation and benefits	(30,120)	(21,403)	(61,946)	(41,712)
Net administrative expenses	(6,617)	(3,395)	(13,340)	(5,665)
Fee Related Expenses	(36,737)	(24,798)	(75,286)	(47,377)
Total Fee Related Earnings	39,503	30,742	84,716	48,339
Fee Related Earnings margin	52%	55%	53%	51%
Net income attributable to non-controlling interests in Operating Company subsidiaries	977	(5,815)	1,127	(9,764)
Total fee related earnings to the Operating Company	40,480	24,927	85,843	38,575
Realized performance allocations and incentive fees	33,581	35,629	42,518	42,095
Realized performance allocations and incentive fees compensation	(2,165)	(3,747)	(2,725)	(4,323)
Net realized performance allocations attributable to non-controlling interests	(18,409)	—	(24,502)	—
Net insurance income	1,406	(110)	2,070	999
Earnings from investments in real estate	1,251	980	1,291	976
Net interest income (expense) and realized gain (loss)	(1,529)	(1,995)	(1,979)	(2,935)
Distributable Earnings attributable to the Operating Company	$54,615	$55,684	$102,516	$75,387

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our consolidated and combined statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash-based employee compensation and benefits	$30,120	$21,403	$61,946	$41,711
Compensation expense of Bridge property operators	10,020	6,279	18,408	12,281
Share-based compensation	6,553	14,624	13,818	15,465
Employee compensation and benefits	$46,693	$42,306	$94,172	$69,457

Administrative expenses, net of Bridge property operators	$6,617	$3,395	$13,340	$5,665
Administrative expenses of Bridge property operators	3,152	1,997	5,937	3,827
General and administrative expenses	$9,769	$5,392	$19,277	$9,492

Unrealized gains (losses)	$3,483	$317	$3,962	$6,098
Other expenses from Bridge property operators	(13)	(19)	(27)	(41)
Net interest income (expense) and realized gain (loss)	(1,529)	(1,995)	(1,979)	(2,935)
Total other income (expense)	$1,941	$(1,697)	$1,956	$3,122
Distributable Earnings and Fee Related Earnings to the Operating Company
Total Fee Related Earnings to the Operating Company increased by $15.6 million, or 62%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, while Distributable Earnings to the Operating Company decreased by $1.1 million, or 2%, during the same period due to the following:
•Total Fee Related Revenues increased by $20.7 million, or 37%, principally due to:
◦Fund management fees increased by $14.8 million, or 43%, primarily due to capital raising and timing of deployment of capital for new funds in 2022 and 2021, which increased our fee-earning AUM by 44% compared to our fee-earning AUM at June 30, 2021; and
◦Transaction fees increased by $1.4 million, or 9%, driven by the deployment of $938.2 million of capital primarily for development and multifamily assets and debt investments.
•Net earnings from Bridge property operators increased by $0.1 million, or 6%, driven by an increase in the number of managed units which grew from approximately 53,000 units as of June 30, 2021 to approximately 63,000 units as of June 30, 2022.
•Fee Related Expenses increased by $11.9 million, or 48%, principally due to:
◦Cash-based employee compensation and benefits increased by $8.7 million, or 41%, primarily due to increased headcount driven by the 44% increase in our fee-earning AUM and new investment strategies launched in 2021 and 2022; and
◦Net administrative expenses increased by $3.2 million, or 95%, primarily due to higher insurance and professional fees related to being a publicly traded company after our IPO in July of 2021.
•Net of related compensation, realized performance allocations and incentive fees decreased by $0.5 million, or 1%, compared to 2021, due to the increased realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III. The results for the prior year period included 100% of the net realized performance allocations and incentive fees as the financial statements were combined with the respective Bridge GPs. Post-IPO, the amount is shown net of the realized general partner non-controlling interest component of $18.4 million for 2022 compared to zero in the prior year. Taking into consideration this non-controlling interest, the realized performance allocations and incentive fees, net of related compensation, decreased by $18.9 million or 59%.
Total Fee Related Earnings to the Operating Company increased by $47.3 million, or 123%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, while Distributable Earnings to the Operating Company increased by $27.1 million, or 36%, during the same period due to the following:
•Total Fee Related Revenues increased by $64.3 million, or 67%, principally due to:
◦Fund management fees increased by $36.7 million, or 56%, primarily due to capital raising and timing of deployment of capital for new funds in 2022 and 2021 which increased our fee-earning AUM by 44% compared to fee-earning AUM at June 30, 2021; and
◦Transaction fees increased by $18.1 million, or 84%, driven by the deployment of $1,577 million of capital primarily for development and multifamily assets and debt investments.
•Net earnings from Bridge property operators increased by $0.2 million, or 6%, driven by an increase in the number of managed units which grew from approximately 53,000 units as of June 30, 2021 to approximately 63,000 units as of June 30, 2022.
•Fee Related Expenses increased by $27.9 million, or 59%, principally due to:
◦Cash-based employee compensation and benefits increased by $20.2 million, or 49%, primarily due to increased headcount driven by the 44% increase in our fee-earning AUM and new investment strategies launched in 2021 and 2022; and
◦Net administrative expenses increased by $7.7 million, or 135%, primarily due to higher insurance and professional fees related to being a publicly traded company after our IPO.
•Net of related compensation, realized performance allocations and incentive fees increased by $2.0 million, or 5%, compared to 2021, due to the increased realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III. The results for the prior year period included 100% of the net realized performance allocations and incentive fees as the financial statements were combined with the respective Bridge GPs. Post-IPO, the amount is shown net of the realized general partner non-controlling interest component of $24.5 million for 2022 compared to zero in the prior year. Taking into consideration this non-controlling interest, the realized performance allocations and incentive fees, net of related compensation, decreased by $22.5 million or 60%.
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
As of June 30, 2022 and December 31, 2021, we had total assets of $1,042.1 million and $846.3 million, respectively, which included $102.8 million and $78.4 million of cash and cash equivalents, respectively, and total liabilities of $361.1 million and $296.6 million, respectively. There were no borrowings outstanding under our revolving credit facility. We generate cash primarily from fund management fees, property and construction management fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.

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
The following table presents a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$142,379	$98,477
Net cash provided by investing activities	25,605	33,195
Net cash used in financing activities	(141,678)	(171,869)
Net increase in cash, cash equivalents, and restricted cash	$26,306	$(40,197)
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
For the six months ended June 30, 2022 — cash provided by operating activities was $142.4 million, primarily consisting of net income of $221.9 million offset by adjustments for non-cash items of $107.4 million and cash provided by operating assets and liabilities of $27.9 million. Adjustments for non-cash items primarily consisted of $136.0 million unrealized performance allocations and $4.8 million of equity in income from equity method investments, which was offset by $13.8 million of share-based compensation and $17.2 million of unrealized accrued performance allocations compensation.
For the six months ended June 30, 2021 — cash provided by operating activities was $98.5 million, consisting of net income of $124.0 million and adjustments for non-cash items of $47.0 million, offset by cash provided by operating assets and liabilities of $21.5 million. Adjustments for non-cash items primarily consisted primarily of $58.0 million of unrealized performance allocations, $5.7 million of earnings on equity investments, partially offset by $15.5 million of share-based compensation amortization.
Investing Activities
Our investing activities primarily consist of lending to affiliate entities and investing activities related to our investments in Bridge Agency MBS Fund and in certain property technology companies.
For the six months ended June 30, 2022 — net cash provided by investing activities of $25.6 million primarily consisted of $318.3 million in collections of notes receivable related to our lending activities to affiliate entities, which was offset by issuances of notes receivables of $242.9 million, $35.4 million for purchases of investments, and $15.1 million used for the acquisition of GBC.

For the six months ended June 30, 2021 — net cash provided by investing activities of $33.2 million primarily consisted of $182.2 million from the collections of notes receivable related to our lending activities to affiliate entities, which was offset by issuances of notes receivables of $146.0 million and $2.7 million for purchases of investments.
Financing Activities
Our financing activities primarily consist of distributions to our members and shareholders as well as borrowings associated with our 2020 Private Placement Notes and revolving line of credit, and at times proceeds from issuances of our common stock.
For the six months ended June 30, 2022 — net cash used in financing activities of $141.7 million was largely due to $126.9 million of distributions paid to non-controlling interests and $13.5 million of dividends paid to our Class A common stockholders, in addition to paydowns on the revolving line of credit of $50.0 million and the payment of deferred financing costs related to the new Credit Facility entered into in June 2022. These were offset by draws on the revolving line of credit of $50.0 million.
For the six months ended June 30, 2021— net cash used in financing activities of $171.9 million was primarily due to the distributions to our members of $157.9 million, which included a special dividend of $75.0 million, and to non-controlling interests of $14.0 million.
Corporate Credit Facilities
On June 3, 2022, the Operating Company entered into a credit agreement with CIBC, Inc. and Zions Bancorporation, N.A. d/b/a Zions First Nation Bank as Joint Lead Arrangers (“the Credit Agreement”). The Credit Agreement allows for total revolving commitments of up to $125.0 million, which may be increased up to $225.0 million contingent on certain criteria being met (the “Credit Facility”). The Credit Facility matures on June 3, 2024, subject to potential extension under certain circumstances.
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.50% to 3.00% over the Term Secured Overnight Financing Rate (“SOFR”) as determined by the Operating Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.75% to 2.25% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.20%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreements, but require paydown at least once annually.
Under the terms of the Credit Agreement, certain of the Operating Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things, limit the Operating Company’s ability to incur: indebtedness; create, incur or allow liens; merge with other companies; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million and (2) minimum quarterly EBITDA of $15 million and minimum EBITDA for the trailing four fiscal quarters of $80 million.
The weighted-average interest rate in effect for the Credit Facility as of June 30, 2022 was 2.84%. As of June 30, 2022, there was no outstanding balance on the Credit Facility.
In July 2020, we entered into a secured revolving line of credit, (“Line of Credit”), with an aggregate borrowing capacity of $75.0 million. Borrowings under the Line of Credit accrued interest at LIBOR plus 2.25%. The Line of Credit was to mature on July 22, 2022, however it was terminated in June 2022 in conjunction with the new Credit Agreement.
Private Placement Notes
On June 3, 2022, we entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of senior notes in a private placement with a weighted-average interest rate of 5.05% as of the issuance date. The transaction consists of $75 million of 5.00% notes with a ten-year term maturing on July 12, 2032, and $75 million of 5.10% notes with a twelve-year term maturing on July 12, 2034 (the “2022 Private Placement Notes”). The 2022 Private Placement Notes are collateralized by the assets of the Operating Company. The funding of the 2022 Private Placement Notes closed in July 2022.
The 2022 Private Placement Notes contain covenants that, among other things, limit the Operating Company’s ability to: incur indebtedness; create, incur or allow liens; merge with other companies; engage in new or different lines of business; and engage in transactions with affiliates. The 2022 Private Placement Notes also contain financial covenants requiring the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million and (3) minimum quarterly EBITDA of $15.0 million and minimum EBITDA for the trailing four fiscal quarters of $80.0 million.
In July 2020, we entered into a note purchase agreement with various lenders, pursuant to which we issued the Private Placement Notes in two tranches with an aggregate principal amount of $150.0 million (the “2020 Private Placement Notes”). Net proceeds from the 2020 Private Placement Notes were $147.7 million, net of arrangement fees and other expenses. A portion of the proceeds were used to repay the outstanding balances on a prior credit facility. The 2020 Private Placement Notes have two tranches, a five-year 3.9% fixed rate that matures on July 22, 2025, and a seven-year 4.15% fixed rate that matures on July 22, 2027.
Under the terms of the 2020 Private Placement Notes, certain of our assets serve as pledged collateral. In addition, the 2020 Private Placement Notes contain covenants that, among other things, limit our ability to incur indebtedness. The covenants, as amended June 3, 2022, require the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million, and (3) minimum quarterly EBITDA of $15.0 million and minimum EBITDA for the trailing four fiscal quarters of $80 million.
Debt Covenants
As of June 30, 2022 and December 31, 2021, the Company was in full compliance with all debt covenants.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated and combined financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021 and Note 2, “Significant Accounting Policies,” to our consolidated and combined financial statement for the year ended December 31, 2021. There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2022.
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
Interest Rate Risk
As of June 30, 2022, we had cash of $74.1 million deposited in non-interest bearing accounts and $28.7 million deposited in an interest bearing account, with limited to no interest rate risk. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered equity securities sold from April 1, 2022 to June 30, 2022.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.1
3.2	Amended and Restated Bylaws of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock	S-1/A	7/2/21	4.1
10.1	Amended and Restated Tax Receivable Agreement, effective January 1, 2022 by and among the Registrant, the Operating Company and each of the Members from time to time party thereto	10-Q	5/10/22	10.1
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.SCH*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.CAL*	Inline XBRL Taxonomy Extension Schema Document				X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
*This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: August 9, 2022	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Katherine Elsnab
Katherine Elsnab
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)