Form 10-Q
period 2022-09-30
Bridge Investment Group Holdings Inc.
filed 2022-11-09
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, the registrant had 29,247,221 shares of Class A common stock ($0.01 par value per share) outstanding and 85,551,127 shares of Class B common stock ($0.01 par value per share) outstanding.

TABLE OF CONTENTS

		Page
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		2

PART I. FINANCIAL INFORMATION		5

Item 1.	Financial Statements (unaudited)	5
	BRIDGE INVESTMENT GROUP HOLDINGS INC.	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	5
	Condensed Consolidated and Combined Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	6
	Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	7
	Condensed Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	8
	Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	12
	Notes to Condensed Consolidated and Combined Financial Statements	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	76

Item 4.	Controls and Procedures	77

PART II. OTHER INFORMATION		78

Item 1.	Legal Proceedings	78

Item 1A.	Risk Factors	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	78

Item 4.	Mine Safety Disclosures	78

Item 5.	Other Information	78

Item 6.	Exhibits	79

SIGNATURES		80

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
CERTAIN DEFINITIONS
As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Bridge,” “Bridge Investment Group” and similar references refer: (1) following the consummation of the Transactions, including our IPO, to Bridge Investment Group Holdings Inc., and, unless otherwise stated, all of its subsidiaries, including Bridge Investment Group Holdings LLC (the “Operating Company”) and, unless otherwise stated, all of the Operating Company’s subsidiaries, and (2) prior to the completion of the IPO, to the Operating Company and, unless otherwise stated, all of the Operating Company’s subsidiaries and the Contributed Bridge GPs.
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
◦Bridge MF&CO Fund III GP LLC (“BMF III GP”)
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
◦Bridge Investment Group Ventures Fund GP LLC (“BIGVF GP”)
•“Class A common stock” refers to the Class A common stock, $0.01 par value per share, of the Company.
•“Class A Units” refers to the Class A common units of the Operating Company.
•“Class B common stock” refers to the Class B common stock, $0.01 par value per share, of the Company.
•“Class B Units” refers to the Class B common units of the Operating Company.
•“Continuing Equity Owners” refers collectively to direct or indirect holders of Class A Units and Class B common stock who may exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their Class A Units (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election, cash or newly issued shares of Class A common stock.
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
•“Transactions” refers to the IPO and certain organizational transactions that were effected in connection with the IPO, and the application of the net proceeds therefrom. Refer to Note 1, “Organization,” in the condensed consolidated and combined financial statements included elsewhere in this quarterly report on Form 10-Q for a description of the Transactions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$191,493	$78,417
Restricted cash	8,966	5,455
Marketable securities, at fair value	9,509	8,035
Receivables from affiliates	52,895	35,379
Notes receivable from affiliates	65,474	118,508
Other assets	80,888	44,463
Other investments	83,398	44,006
Accrued performance allocations	559,160	439,548
Intangible assets, net	5,378	3,441
Goodwill	55,982	9,830
Deferred tax assets, net	66,275	59,210
Total assets	$1,179,418	$846,292
Liabilities and shareholdersʼ equity
Accrued performance allocations compensation	$62,752	$41,020
Accrued compensation and benefits	18,097	15,107
Accounts payable and accrued expenses	30,621	13,586
Due to affiliates	52,110	46,134
General Partner notes payable, at fair value	9,786	12,003
Insurance loss reserves	9,425	8,086
Self-insurance reserves and unearned premiums	5,268	3,504
Other liabilities	31,184	8,973
Notes payable	297,164	148,142
Total liabilities	$516,407	$296,555
Commitments and contingencies (Note 17)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized, 0 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 29,247,881 and 25,159,799 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	292	230
Class B common stock, $0.01 par value, 238,087,544 and 239,208,722 authorized; 85,551,127 and 86,672,305 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	856	867
Additional paid-in capital	61,244	53,527
Retained earnings	22,502	17,184
Accumulated other comprehensive loss	(187)	(21)
Bridge Investment Group Holdings Inc. equity	84,707	71,787
Non-controlling interests in Bridge Investment Group Holdings LLC	312,296	272,482
Non-controlling interests in Bridge Investment Group Holdings Inc.	266,008	205,468
Total shareholdersʼ equity	663,011	549,737
Total liabilities and shareholdersʼ equity	$1,179,418	$846,292
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Fund management fees	$64,096	$40,576	$166,176	$105,963
Property management and leasing fees	18,788	22,510	56,683	53,592
Construction management fees	3,414	2,097	7,727	5,988
Development fees	986	1,018	3,037	2,567
Transaction fees	11,532	21,907	51,172	43,475
Fund administration fees	3,808	—	11,105	—
Insurance premiums	3,387	2,530	8,648	6,446
Other asset management and property income	4,413	1,533	9,027	4,664
Total revenues	110,424	92,171	313,575	222,695
Investment income:
Incentive fees	—	—	—	910
Performance allocations:
Realized	22,308	30,999	64,826	72,184
Unrealized	(16,367)	53,042	119,611	111,009
Earnings from investments in real estate	818	823	2,109	1,799
Total investment income	6,759	84,864	186,546	185,902
Expenses:
Employee compensation and benefits	54,968	31,763	149,140	101,220
Incentive fee compensation	—	—	—	82
Performance allocations compensation:
Realized	1,321	1,855	4,047	6,096
Unrealized	3,789	2,682	21,014	10,159
Loss and loss adjustment expenses	2,204	1,429	5,395	4,346
Third-party operating expenses	6,125	11,581	19,642	26,325
General and administrative expenses	10,685	6,703	29,961	16,196
Depreciation and amortization	703	699	2,223	2,179
Total expenses	79,795	56,712	231,422	166,603
Other income (expense):
Realized and unrealized gains, net	399	2,565	4,315	8,663
Interest income	1,904	1,008	4,466	2,172
Interest expense	(4,247)	(2,407)	(8,769)	(6,547)
Total other income (expense)	(1,944)	1,166	12	4,288
Income before provision for income taxes	35,444	121,489	268,711	246,282
Income tax provision	(3,203)	(2,607)	(14,585)	(3,441)
Net income	32,241	118,882	254,126	242,841
Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	1,381	60,900	87,842	70,663
Net income attributable to Bridge Investment Group Holdings LLC	30,860	57,982	166,284	172,178
Net income attributable to Common Control Group prior to Transactions and IPO	—	3,775	—	117,971
Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	25,861	43,904	138,574	43,904
Net income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	$4,999	$10,303	$27,710	$10,303

Earnings per share of Class A common stock—Basic and Diluted (Note 21)[1]	$0.17	$0.41	$0.96	$0.41
Weighted-average shares of Class A common stock outstanding—Basic and Diluted (Note 21)[1]	24,157,236	22,284,351	23,778,524	22,284,351
1 For the three and nine months ended September 30, 2021, the earnings per share amounts are for the period following the Transaction and IPO from July 16, 2021 through September 30, 2021. Refer to Note 1, “Organization” and Note 21, “Earnings per Share” for additional information.
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$32,241	$118,882	$254,126	$242,841
Other comprehensive income (loss) - foreign currency translation adjustments, net of tax	(162)	(13)	(166)	(6)
Total comprehensive income	32,079	118,869	253,960	242,835
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	1,381	60,900	87,842	70,663
Comprehensive income attributable to Bridge Investment Group Holdings LLC	30,698	57,969	166,118	172,172
Less: comprehensive income attributable to Common Control Group prior to Transactions and IPO	—	3,775	—	117,971
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	25,861	43,904	138,574	43,904
Comprehensive income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	$4,837	$10,290	$27,544	$10,297
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	NCI in Operating Company or CCG(1)	NCI in Bridge Investment Group Holdings Inc.(2)	Total Shareholdersʼ/ Membersʼ Equity
Balance as of June 30, 2022	$291	$857	$60,962	$26,364	$(25)	$323,141	$269,407	$680,997
Net income	—	—	—	4,999	—	1,381	25,861	32,241
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	1	(1)	(2)	—	—	—	—	(2)
Share-based compensation, net of forfeitures	—	—	4,358	—	—	822	4,444	9,624
Capital contributions	—	—	—	—	—	12	—	12
Distributions	—	—	—	—	—	(13,060)	(37,778)	(50,838)
Dividends on Class A Common Stock/Units, $0.30 per share	—	—	—	(8,861)	—	—	—	(8,861)
Foreign currency translation adjustment	—	—	—	—	(162)	—	—	(162)
Reallocation of equity	—	—	(4,074)	—	—	—	4,074	—
Balance as of September 30, 2022	$292	$856	$61,244	$22,502	$(187)	$312,296	$266,008	$663,011
(1)Non-controlling interests (“NCI”) in Bridge Investment Group Holdings LLC or Common Control Group
(2)NCI in Bridge Investment Group Holdings Inc.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Net Investment in CCG(1)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	NCI in Operating Company or CCG(2)	NCI in Bridge Investment Group Holdings Inc.(3)	Total Shareholdersʼ/ Membersʼ Equity
Balance as of June 30, 2021	$157,253	$—	$—	$—	$—	$11	$12,377	$—	$169,641
Net income prior to Transactions and IPO	3,775	—	—	—	—	—	1,799	—	5,574
Foreign currency translation adjustment prior to Transactions and IPO	—	—	—	—	—	(11)	—	—	(11)
Share-based compensation prior to Transactions and IPO	196	—	—	—	—	—	19	—	215
Distributions prior to Transactions and IPO	(18,377)	—	—	—	—	—	(3,186)	—	(21,563)
Settlement of accrued performance allocations compensation liability with equity	14,247	—	—	—	—	—	—	—	14,247
Recognition of non-controlling interests in certain subsidiaries concurrent with Transactions and IPO	(142,986)	—	—	—	—	—	142,986	—	—
Derecognition of Bridge Debt Strategies Fund GP LLC	2,337	—	—	—	—	—	—	—	2,337
Effects of Transactions and purchase of Operating Company Class A Units	(16,445)	28	975	15,442	—	—	—	—	—
Issuance of Class A common stock sold in IPO, net of underwriting discount and issuance costs	—	187	—	277,006	—	—	—	(139,875)	137,318
Purchase of membership interests in the Operating Company	—	—	(108)	(157,955)	—	—	—	158,063	—
Issuance of Class A common stock from Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	14	—	18,174	—	—	—	(18,188)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	18,730	—	—	—	—	18,730
Equity reallocation between controlling and non-controlling interests subsequent to Transactions and IPO	—	—	—	(119,149)	—	—	—	119,149	—
Capital Contributions subsequent to Transactions and IPO	—	—	—	—	—	—	186	—	186
Net income subsequent to Transactions and IPO	—	—	—	—	10,303	—	59,101	43,904	113,308
Foreign currency translation subsequent to Transactions and IPO	—	—	—	—	—	(2)	—	—	(2)
Share-based compensation subsequent to Transactions and IPO	—	1	—	531	—	—	4	1,702	2,238
Distributions subsequent to Transactions and IPO	—	—	—	—	—	—	(18,515)	(5,628)	(24,143)
Balance as of September 30, 2021	$—	$230	$867	$52,779	$10,303	$(2)	$194,771	$159,127	$418,075
For a description of the Transactions related to our initial public offering (“IPO”) refer to Note 1, “Organization.”
(1)Net investment in Common Control Group
(2)NCI in Bridge Investment Group Holdings LLC or Common Control Group
(3)NCI in Bridge Investment Group Holdings Inc.
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	NCI in Operating Company or CCG(1)	NCI in Bridge Investment Group Holdings Inc.(2)	Total Shareholdersʼ/ Membersʼ Equity
Balance as of December 31, 2021	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
Net income	—	—	—	27,710	—	87,842	138,574	254,126
Conversion of 2019 profits interest awards	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	11	(11)	778	—	—	—	—	778
Issuance of Class A Units for acquisition	—	—	—	—	—	—	14,930	14,930
Fair value of non-controlling interest in acquired business	—	—	—	—	—	20,053	—	20,053
Share-based compensation, net of forfeitures	43	—	8,046	—	—	836	14,517	23,442
Capital contributions	—	—	—	—	—	213	—	213
Distributions	—	—	—	—	—	(69,130)	(108,580)	(177,710)
Dividends on Class A Common Stock/Units, $0.77 per share	—	—	—	(22,392)	—	—	—	(22,392)
Foreign currency translation adjustment	—	—	—	—	(166)	—	—	(166)
Reallocation of equity	—	—	(1,099)	—	—	—	1,099	—
Balance as of September 30, 2022	$292	$856	$61,244	$22,502	$(187)	$312,296	$266,008	$663,011
(1)NCI in Bridge Investment Group Holdings LLC or Common Control Group
(2)NCI in Bridge Investment Group Holdings Inc.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Net Investment in CCG(1)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	NCI in Operating Company or CCG(2)	NCI in Bridge Investment Group Holdings Inc.(3)	Total Shareholdersʼ/ Membersʼ Equity
Balance as of December 31, 2020	$186,091	$—	$—	$—	$—	$4	$15,376	$—	$201,471
Net income prior to Transactions and IPO	117,971	—	—	—	—	—	11,562	—	129,533
Foreign currency translation adjustment prior to Transactions and IPO	—	—	—	—	—	(4)	—	—	(4)
Share-based compensation prior to Transactions and IPO	14,704	—	—	—	—	—	975	—	15,679
Capital contributions prior to Transactions and IPO	422	—	—	—	—	—	323	—	745
Distributions prior to Transactions and IPO	(176,273)	—	—	—	—	—	(17,186)	—	(193,459)
Repurchase of membership interests prior to Transactions and IPO	(68)	—	—	—	—	—	(42)	—	(110)
Settlement of accrued performance allocations compensation liability with equity	14,247	—	—	—	—	—	—	—	14,247
Recognition of non-controlling interests in certain subsidiaries concurrent with Transactions and IPO	(142,986)	—	—	—	—	—	142,986	—	—
Derecognition of Bridge Debt Strategies Fund GP LLC	2,337	—	—	—	—	—	—	—	2,337
Effects of Transactions and purchase of Operating Company Class A Units	(16,445)	28	975	15,442	—	—	—	—	—
Issuance of Class A common stock sold in IPO, net of underwriting discount and issuance costs	—	187	—	277,006	—	—	—	(139,875)	137,318
Purchase of membership interests in the Operating Company	—	—	(108)	(157,955)	—	—	—	158,063	—
Issuance of Class A common stock from Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	14	—	18,174	—	—	—	(18,188)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	18,730	—	—	—	—	18,730
Equity reallocation between controlling and non-controlling interests subsequent to Transactions and IPO	—	—	—	(119,149)	—	—	—	119,149	—
Capital Contributions subsequent to Transactions and IPO	—	—	—	—	—	—	186	—	186
Net income subsequent to Transactions and IPO	—	—	—	—	10,303	—	59,101	43,904	113,308
Foreign currency translation subsequent to Transactions and IPO	—	—	—	—	—	(2)	—	—	(2)
Share-based compensation subsequent to Transactions and IPO	—	1	—	531	—	—	4	1,702	2,238
Distributions subsequent to Transactions and IPO	—	—	—	—	—	—	(18,514)	(5,628)	(24,142)
Balance as of September 30, 2021	$—	$230	$867	$52,779	$10,303	$(2)	$194,771	$159,127	$418,075
For a description of the Transactions related to our initial public offering (“IPO”) refer to Note 1.
(1)Net investment in Common Control Group
(2)NCI in Bridge Investment Group Holdings LLC or Common Control Group
(3)NCI in Bridge Investment Group Holdings Inc.
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$254,126	$242,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,223	2,179
Amortization of financing costs and debt discount and premium	604	392
Share-based compensation	23,442	17,917
Equity in income of investments	(3,241)	(7,828)
Changes in unrealized gain (loss) on General Partner notes payable	(1,218)	(830)
Amortization of lease liabilities	(454)	(203)
Unrealized performance allocations	(119,611)	(111,009)
Unrealized accrued performance allocations compensation	21,014	10,159
Change in deferred income taxes	(312)	—
Changes in operating assets and liabilities:
Receivable from affiliates	(16,741)	(8,136)
Prepaid and other assets	(7,758)	(1,929)
Accounts payable and accrued expenses	16,693	(430)
Accrued payroll and benefits	2,990	2,374
Other liabilities	6,865	3,816
Insurance loss and self-insurance reserves	3,102	1,630
Accrued performance allocations compensation	718	1,918
Net cash provided by operating activities	182,442	152,861
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(74,927)	(10,667)
Proceeds from sale of investments	—	1,274
Distributions from investments	1,376	—
Sale of marketable securities	1,300	—
Issuance of notes receivable	(377,350)	(385,165)
Proceeds from collections on notes receivable	451,187	409,552
Purchase of tenant improvements, furniture and equipment	(626)	(893)
Deposits	1,543	—
Cash paid for acquisition, net of cash acquired	(15,089)	—
Net cash (used in) provided by investing activities	(12,586)	14,101
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	213	931
Distributions to members	—	(176,273)
Proceeds from issuance of common stock—IPO, net of underwriting discount and issuance costs	—	277,193
Purchase of membership interests in Operating Company	—	(158,063)
Proceeds from issuance of common stock —Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	18,188
Distributions to non-controlling interests	(177,710)	(41,327)
Repurchase of membership interests	—	(110)
Repayments of General Partner notes payable	(999)	(1,067)
Dividends paid on Class A common stock	(22,392)	—
Proceeds from revolving line of credit	50,000	85,800
Payments on revolving line of credit	(50,000)	(85,800)
Borrowings on private notes	150,000	—
Payments of deferred financing costs	(2,381)	—
Net cash used in financing activities	(53,269)	(80,528)
Net increase in cash, cash equivalents, and restricted cash	116,587	86,434
Cash, cash equivalents and restricted cash - beginning of period	83,872	107,354
Cash, cash equivalents and restricted cash - end of period	$200,459	$193,788
See accompanying notes to condensed consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated and Combined Statements of Cash Flows (Unaudited), continued
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,039	$3,492
Cash paid for interest	6,137	8,066
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$19,216	$—
Origination of short-term loan receivable for prepaid acquisitions	40,000	—
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	6,754	—
Settlement of accrued performance allocations compensation liability with equity	—	14,247
Derecognition of Bridge Debt Strategies Fund GP LLC	—	2,337
Issuance of Class A Units for acquisition	14,930	—
Non-controlling interest assumed in business combination	20,053	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$191,493	$188,338
Restricted cash	8,966	5,450
Cash, cash equivalents, and restricted cash	$200,459	$193,788

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Notes to Condensed Consolidated and Combined Financial Statements
1.    ORGANIZATION
Bridge Investment Group Holdings Inc. (the “Company” or “Bridge”) is a leading, vertically integrated real estate investment manager, diversified across specialized asset classes. Our business operation includes various specialized and synergistic investment platforms, including Multifamily, Workforce and Affordable Housing, Seniors Housing, Office, Development, Net Lease Income, Logistics, Debt Strategies, Agency MBS, Single-Family Rental, PropTech and Solar Infrastructure. We provide investors with a diverse range of real estate investment products managed by our dedicated, specialized and synergistic investment teams. Our broad range of products allow us to capture new market opportunities and serve investors with various investment objectives.
The Company was incorporated as a Delaware corporation on March 18, 2021, for the purpose of facilitating the Company’s initial public offering (“IPO”) and other related transactions in order to carry on the business of Bridge Investment Group Holdings LLC (formerly known as Bridge Investment Group LLC, or, the “Operating Company”), and its wholly owned subsidiaries. The Company is the sole managing member of the Operating Company, and its only material asset is its ownership interest in the Operating Company. As the sole managing member of the Operating Company, Bridge Investment Group Holdings Inc. indirectly operates and controls all of the Operating Company’s business and affairs.

The Operating Company is the ultimate controlling entity, through its wholly owned subsidiary Bridge Fund Management Holdings LLC, of the following investment manager entities, which we refer to collectively as the Fund Managers: Bridge Multifamily Fund Manager LLC, Bridge Seniors Housing Fund Manager LLC (“BSHM”), Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC (“BOFM”), Bridge Development Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, Bridge Single-Family Rental Fund Manager LLC, Bridge Investment Group Ventures Fund Manager LLC and Bridge Renewable Energy Fund Manager LLC (together, the “Fund Managers”). The Fund Managers provide real estate and fund investment advisory services to multiple investment funds and other vehicles, including joint venture real estate projects, separately managed accounts and privately offered real estate-related limited partnerships, including any parallel investment vehicles and feeder funds (collectively, the “funds”). The Operating Company is entitled to a pro rata portion of the management fees of the funds based on its ownership in the Fund Managers.
Each time that we establish a new fund, our direct owners establish a new general partner for that fund (each, a “General Partner”). We refer to these general partners collectively as the “Bridge GPs.” The Operating Company and the Bridge GPs are under common control by the direct owners of the Operating Company and the Bridge GPs. Under the terms of the Bridge GP operating agreements, they are entitled to performance fees from the funds once certain threshold returns are achieved for the limited partners.
Reorganization in Connection with IPO
In connection with the IPO, the Company completed a series of organizational transactions (the “Transactions”). The Transactions included:
•The Operating Company amended and restated its existing limited liability company agreement to, among other things, (1) convert the Operating Company to a limited liability company organized under the laws of the State of Delaware, (2) change the name of the Operating Company from “Bridge Investment Group LLC” to “Bridge Investment Group Holdings LLC,” (3) convert all existing ownership interests in the Operating Company into 97,463,981 Class A common units (“Class A Units”) and a like amount of Class B common units (“Class B Units”) of the Operating Company and (4) appoint the Company as the sole managing member of the Operating Company upon its acquisition of LLC Interests;
•The Company amended and restated its certificate of incorporation to, among other things, provide for (1) the recapitalization of the Company’s outstanding shares of existing common stock into one share of our Class A common stock, (2) the authorization of additional shares of our Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally and (3) the authorization of shares of our Class B common stock, with each share of our Class B common stock entitling its holder to ten votes per share on all matters presented to the Company’s stockholders generally, and that shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees;

•A series of transactions were effectuated such that, among other things, direct and indirect owners of interests in the Operating Company, various fund manager entities, and certain Bridge GPs (the “Contributed Bridge GPs”) contributed all or part of their respective interests to the Operating Company shares of our Class B common stock and Class A Units, a portion of which were further contributed to the Company in exchange for shares of our Class A common stock; and
•The Company entered into (1) a stockholders agreement with certain of the Continuing Equity Owners (including each of our executive officers), (2) a registration rights agreement with certain of the Continuing Equity Owners (including each of our executive officers) and (3) a tax receivable agreement with the Operating Company and the Continuing Equity Owners, as amended and restated (the “Tax Receivable Agreement” or “TRA”).
Initial Public Offering
On July 20, 2021, the Company completed its initial public offering of 18,750,000 shares of our Class A common stock at a public offering price of $16.00 per share (the “IPO”) receiving approximately $277.2 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. The net proceeds from the IPO were used to purchase 18,750,000 newly issued Class A Units from the Operating Company at a price per unit equal to the IPO price per share of our Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses. The Operating Company used net proceeds from the public offering to pay approximately $139.9 million in cash to redeem certain of the Class A Units held directly or indirectly by certain of the owners of LLC Interests in the Operating Company, prior to the IPO (collectively, “Original Equity Owners”). Refer to Note 16, “Shareholders’ Equity,” for additional information.
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
Subsequently, on August 12, 2021, the underwriters exercised their over-allotment option to purchase an additional 1,416,278 shares of our Class A common stock. The Company used 100% of the net proceeds of approximately $18.2 million, after taking into account the underwriting discounts and commissions and estimated offering expenses, to purchase 1,416,278 newly issued Class A Units directly from the Operating Company, at a price per Class A Unit equal to the IPO price per share of our Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Operating Company used all of the net proceeds from the sale of Class A Units to the Company related to this over-allotment option to redeem certain of the Class A Units held directly or indirectly by certain of the Original Equity Owners.
Prior to the IPO, the Operating Company and the then-existing Bridge GPs were under common control by the Original Equity Owners (the “Common Control Group”). The Original Equity Owners had the ability to control the Operating Company and each applicable Bridge GP and manage and operate these entities through the Fund Managers, a common board of directors, common ownership, and shared resources and facilities. The Operating Company and the then-existing Bridge GPs represented the predecessor history for the consolidated operations. As a result, the financial statements for the periods prior to the IPO are the combined financial statements of the Operating Company and the then-existing Bridge GPs, as applicable, as the predecessor to the Company for accounting and reporting purposes. We carried forward unchanged the value of the related assets and liabilities recognized in the Contributed Bridge GPs’ financial statements prior to the IPO into our financial statements. We have assessed the Contributed Bridge GPs for consolidation subsequent to the Transactions and IPO and have concluded that the Contributed Bridge GPs represent variable interests for which the Operating Company is the primary beneficiary. As a result, the Operating Company consolidates the Contributed Bridge GPs following the Transactions. BDS I GP LLC was not contributed as part of the Transactions and as such, was derecognized upon the completion of the IPO.
As part of the Transactions, the Operating Company acquired the non-controlling interest of its consolidated subsidiaries BSHM and BOFM, which was accounted for as an equity transaction with no gain or loss recognized in the combined statement of operations. The carrying amounts of the non-controlling interest in BSHM and BOFM were adjusted to zero.

Following the Transactions and the IPO, the Company became a holding company whose principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A Units and 100% of the Class B Units (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 15, “Income Taxes,” for additional information. As of September 30, 2022, the Company held approximately 23% of the economic interest in the Operating Company. To the extent the Operating Company’s members exchange their Class A Units into the Company’s Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
Reclassifications — Certain prior year amounts on the condensed consolidated balance sheet have been reclassified to conform with the presentation as of September 30, 2022. These prior year reclassifications included combining current and long-term asset classifications to present a non-classified balance sheet and to condense tenant improvements, furniture and equipment with other assets. These reclassifications did not affect net income or shareholders’ equity as of or for the periods ended September 30, 2022 and December 31, 2021, respectively.
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
Non-controlling Interests — Non-controlling interests represent the share of consolidated entities owned by third parties. Bridge recognizes each non-controlling shareholder’s respective ownership at the estimated fair value of the net assets at the date of formation or acquisition. Non-controlling interests are subsequently adjusted for the non-controlling shareholder’s additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. Net income is allocated to non-controlling interests based on the ownership interest during the period. The net income that is not attributable to Bridge is reflected in net income attributable to non-controlling interests in the consolidated statements of operations and comprehensive income and shareholders’ equity.
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
The COVID-19 pandemic and international conflicts, among other factors, have caused uncertainty and disruption in the global economy and financial markets. As a result, management’s estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.
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
In some instances, an instrument may fall into more than one level of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level 3 being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair value hierarchy level as of the beginning of the reporting period. Refer to Note 7, “Fair Value Measurements” for additional information.
Fair Value Option — The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. Refer to Note 7, “Fair Value Measurements” for additional information. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company elected the fair value option for the General Partner notes payable. The carrying value of the General Partner notes payable represents the related General Partner lenders’ net asset value (“NAV”), in the respective fund and the General Partner lenders are entitled to receive distributions and carried interest. The NAV changes over time so marking the General Partner notes payable to fair value reflect these changes.
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

The Company facilitates the payments of these fees, which are recorded as receivables, principally from affiliated parties on the condensed consolidated balance sheets, until such amounts are repaid. The Company assesses the collectability of such receivables considering the offering period, historical and forecasted capital raising, and establishes an allowance for any balances considered not collectible. None of the receivables were considered not collectible as of September 30, 2022 and December 31, 2021.
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the condensed consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the consolidated balance sheets as of September 30, 2022 and December 31, 2021, which are based on asset valuations one quarter in arrears.
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
Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) ASC 842”). ASC 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet for all leases and to disclose certain information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public business entities, ASC 842 was effective for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities, including emerging growth companies (“EGCs”), as defined by the SEC, that have elected to defer adoption until the standard is effective for non-public business entities, to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company qualifies as an EGC and elected to take advantage of the extended transition period afforded to EGCs and therefore adopted ASC 842 on January 1, 2022.
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
Upon adoption of ASC 842, the Company recorded a right-of-use (“ROU”) asset and lease liability of approximately $13.7 million and $15.8 million, respectively, which represents the aggregate discounted amount of the Company’s minimum lease obligations as of the adoption date. Included in the ROU asset was approximately $2.1 million of deferred rent and lease incentives, which was reclassified from other liabilities upon adoption of ASC 842; however, these amounts were not reclassified as of December 31, 2021, and are therefore not comparative. The adoption of this standard did not have a material impact on the condensed consolidated statement of operations for the three and nine months ended September 30, 2022, as all of the Company’s leases are still classified as operating leases, which under the new guidance will continue to be recognized as expense on a straight-line basis.
The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company primarily enters into operating lease agreements, as the lessee, for office space and certain equipment. Operating leases are included in other assets and other liabilities in the condensed consolidated balance sheet. Certain leases include lease and non-lease components, which the Company accounts for separately. Lease ROU assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Leases may include options to extend or terminate the lease which are included in the ROU assets and lease liability when they are reasonably certain of exercise. Lease ROU assets are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate based on information available at the inception date in determining the present value of future minimum lease payments. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the condensed consolidated statements of income. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheet. Refer to Note 17, “Commitments and Contingencies” for additional information.

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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of September 30, 2022 and December 31, 2021, the Company had goodwill of $56.0 million and $9.8 million, respectively. In January 2022, the Company acquired a 60% interest in Gorelick Brothers Capital’s (“GBC”) asset and property management business. The acquisition of GBC was accounted for as a business combination and recorded pursuant to the acquisition method of accounting. A majority of the fair value of the purchase consideration was attributed to goodwill, which was due to synergies expected through the ability to provide a vertically integrated approach upon launching the Bridge Single-Family Rental (“Bridge SFR”) investment strategy. Refer to Note 8, “Business Combination and Goodwill” for further additional information on the GBC transaction. As of December 31, 2021, the Company had goodwill of $9.8 million related to the acquisitions of Bridge Property Management, L.C. (“BPM”) and Bridge Acquisitions, Asset Management, and Dispositions LLC (“BAA&D”) in 2012, and Bridge Commercial Real Estate LLC (“BCRE”) and affiliated companies in 2016.
Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. As of September 30, 2022, the Company elected to change its accounting policy for the date of its annual impairment assessment from December 31 to October 1 of each year. The change in the annual impairment assessment date was to account for the complexity of the assessment, and in the event of a potential future impairment, to allow for appropriate time to determine the amount of such impairment prior to the Company’s year-end reporting requirements. As of September 30, 2022, or the date of the policy change, no impairment indicators were identified, nor did the policy change have a material affect on the Company’s condensed consolidated balance sheets, net income or shareholders’ equity as of or for the periods ended September 30, 2022 and December 31, 2021.
The Company performs its annual goodwill impairment test as of October 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed an annual goodwill impairment assessment as of December 31, 2021, and determined that there was no impairment of goodwill.

The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of September 30, 2022, there were no indicators of goodwill impairment.
Revenue Recognition — Revenues consist of fund management fees, property management and leasing fees, construction management fees, development fees, transaction fees, insurance premiums, fund administration fees and other asset management and property income. The Company recognizes revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company’s revenue is based on contracts with a determinable transaction price and distinct performance obligations with probable collectability. Revenues are not recognized until the performance obligation(s) are satisfied.
Fund Management Fees — Fund management fees are generally based on a defined percentage of total commitments, invested capital or NAV of the investment portfolios managed by the Fund Managers. Following the expiration or termination of the investment period, the basis on which management fees are earned for certain closed-end funds and managed accounts, generally changes from committed capital to invested capital with no change in the management fee rate. The fees are generally based on a quarterly measurement period and amounts are paid in advance of recognizing revenue. Fund management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability. Fund management fees also include management fees for joint ventures and separately managed accounts. For Company sponsored closed-end funds, the capital raising period is generally 18 to 24 months. The Fund Managers charge catch-up management fees to investors who subscribe in later closings in amounts equal to the fees they would have paid if they had been in the initial closing (plus interest as if the investor had subscribed in the initial closing). Catch-up management fees are recognized in the period in which the limited partner subscribes to the fund. Fund management fees are presented net of placement agent fees, where the Company is acting as an agent in the arrangement.
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

Other Asset Management and Property Income — Other Asset Management and Property Income is comprised of, among other things interest on catch-up management fees, fees related to in-house legal and tax professional fees, which is generally billed on an hourly rate to various funds and properties managed by affiliates of the Company and other miscellaneous fees.
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
Performance Allocations — The Company accounts for accrued performance obligations, which represents a performance-based capital allocation from a fund General Partner to the Company, as earnings from financial assets within the scope of Accounting Standards Codification (“ASC”) 323, Investments—Equity Method and Joint Ventures. The underlying investments in the funds upon which the allocation is based reflect valuations on a three-month lag. The Company recognizes performance allocations as a separate revenue line item in the consolidated and combined statements of operations with uncollected carried interest as of the reporting date reported within investments in the consolidated balance sheet.
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
Employee Compensation and Benefits — Employee compensation and benefits comprises salaries, bonus (including discretionary awards), related benefits, share-based compensation, and cost of processing payroll. Bonuses are accrued over the employment period to which they relate. Equity-classified awards granted to employees that have a service condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of profits interest awards is determined using a Monte Carlo valuation at date of grant or date of modification when applicable. The fair value of Restricted Stock Units (“RSUs”) and Restricted Stock Awards is determined using the Company's closing stock price on the grant date or date of modification. The Company recognizes compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 20, “Share-Based Compensation and Profits Interests,” for additional information.

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
Realized and Unrealized Gains (Losses) — Realized gains (losses) occur when the Company redeems all or a portion of an investment or when the Company receives cash income, such as dividends or distributions. Unrealized gains (losses) result from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as realized gains (losses) in the condensed consolidated and combined statements of operations.
Finally, the realized and unrealized change in gains (losses) associated with the financial instruments that we elect the fair value option is also included in realized and unrealized gains (losses).
Income Taxes — Prior to the IPO, other than our subsidiaries BIGRM and Bridge PM, Inc., the Operating Company and its subsidiaries were limited liability companies or limited partnerships and, as such, were not subject to income taxes and the individual owners of the Operating Company and its subsidiaries were required to report their distributive share of the Operating Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns. In preparation for the IPO, the Company was incorporated as a corporation for U.S. federal income tax purposes and from the IPO therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Operating Company.
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
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more likely than not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more likely than not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated and combined financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the condensed consolidated and combined statements of operations. Refer to Note 15, “Income Taxes” for additional information.
Other than BIGRM and Bridge PM, Inc., the Operating Company and its subsidiaries are limited liability companies and partnerships, as such, are not subject to income taxes; the individual members of the Operating Company are required to report their distributive share of the Operating Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns.
Tax Receivable Agreement — In connection with the IPO, the Company entered into a TRA with the Operating Company and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) increases in the Company’s allocable share of the tax basis of the Operating Company’s assets resulting from (a) the Company’s purchase of Class A Units directly from the Operating Company and the partial redemption of Class A Units by the Operating Company in connection with the IPO, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of Class A Units for our Class A common stock or cash and (c) certain distributions (or deemed distributions) by the Operating Company; (2) the Company’s allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units (including in connection with the IPO), which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by the Company and (3) certain additional tax benefits arising from payments made under the TRA. The Company will retain the benefit of the remaining 15% of these net cash tax savings under the TRA.
Segments — The Company operates as one business, a fully integrated real estate investment manager. The Company’s chief operating decision maker, which is the executive chairman, utilizes a consolidated approach to assess financial performance and allocate resources. As such, the Company operates as one business segment.
Earnings Per Share — Basic earnings per share is calculated by dividing net income available to our Class A common stockholders by the weighted-average number of our Class A common shares outstanding for the period.
Diluted earnings per share of our Class A common stock is computed by dividing net income available to our Class A common stockholders after giving consideration to the reallocation of net income between holders of our Class A common stock and non-controlling interests, by the weighted-average number of shares of our Class A common stock outstanding during the period adjusted to give effect to potentially dilutive securities, if any. Potentially dilutive securities include unvested Restricted Stock Awards, RSUs, and Class A Units exchangeable on a one-for-one basis with shares of our Class A common stock. The effect of potentially dilutive securities is reflected in diluted earnings per share of our Class A common stock using the more dilutive result of the treasury stock method or the two-class method.
Unvested share-based payment awards, including Restricted Stock Awards and RSUs, that contain non-forfeitable rights to dividends (whether paid or unpaid) are participating securities. Outstanding Class A Units are also considered participating securities. As a result of being participating securities, Restricted Stock Awards, RSUs and Class A Units are considered in the computation of earnings per share of our Class A common stock pursuant to the two-class method.

3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies”. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FUND MANAGEMENT FEES	2022	2021	2022	2021
Funds	$62,642	$38,827	$161,468	$101,808
Joint ventures and separately managed accounts	1,454	1,749	4,708	4,155
Total fund management fees	$64,096	$40,576	$166,176	$105,963

	Three Months Ended September 30,		Nine Months Ended September 30,
PROPERTY MANAGEMENT AND LEASING FEES	2022	2021	2022	2021
Seniors Housing	$6,869	$6,433	$21,035	$19,589
Multifamily	6,564	4,536	17,841	12,951
Office	2,979	11,541	11,326	21,052
Single-Family Rental	2,376	—	6,481	—
Total property management and leasing fees	$18,788	$22,510	$56,683	$53,592

	Three Months Ended September 30,		Nine Months Ended September 30,
CONSTRUCTION MANAGEMENT FEES	2022	2021	2022	2021
Multifamily	$2,692	$1,295	$5,975	$3,353
Office	555	730	1,457	2,308
Seniors Housing	100	72	228	327
Single-Family Rental	67	—	67	—
Total construction management fees	$3,414	$2,097	$7,727	$5,988

	Three Months Ended September 30,		Nine Months Ended September 30,
TRANSACTION FEES	2022	2021	2022	2021
Acquisition fees	$7,869	$19,838	$39,540	$37,627
Brokerage fees	3,663	2,069	11,632	5,848
Total transaction fees	$11,532	$21,907	$51,172	$43,475
For the three and nine months ended September 30, 2022 and 2021, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of revenue was derived from operations in the United States.
As of September 30, 2022 and December 31, 2021, the Company had $8.5 million and $3.2 million, respectively, of deferred revenues, which is included in other liabilities in the condensed consolidated balance sheets for the periods then ended. During the nine months ended September 30, 2022, the Company recognized $3.2 million as revenue from amounts included in the deferred revenue balance as of December 31, 2021. The Company expects to recognize deferred revenues within a year of the balance sheet date.

4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of September 30, 2022 and December 31, 2021, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2022:
Common shares in publicly traded company	$77	$—	$—	$77
Exchange traded funds	1,422	—	(48)	1,374
Mutual funds	8,456	—	(398)	8,058
Total marketable securities	$9,955	$—	$(446)	$9,509

December 31, 2021:
Exchange traded funds	$1,159	$16	$(4)	$1,171
Mutual funds	6,873	18	(27)	6,864
Total marketable securities	$8,032	$34	$(31)	$8,035
5.    INVESTMENTS
The Company has interests in 152 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of real estate. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	September 30, 2022	December 31, 2021
Accrued performance allocations(1)	$559,160	$439,548

Other investments:
Partnership interests in Company-sponsored funds(2)	64,465	31,984
Investments in third-party partnerships(3)	11,569	7,701
Other(4)	7,364	4,321
Total other investments	$83,398	$44,006
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
The Company recognized income related to its accrued performance allocations and other investments of $6.3 million and $86.6 million for the three months ended September 30, 2022 and 2021, respectively, and $188.8 million and $192.8 million for the nine months ended September 30, 2022 and 2021, respectively, of which $5.9 million and $84.0 million for three months ended September 30, 2022 and 2021, respectively, and $184.4 million and $183.2 million for nine months ended September 30, 2022 and 2021, respectively, related to accrued performance allocations recognized under the equity method.

Of the total accrued performance allocations balance as of September 30, 2022 and December 31, 2021, $62.8 million and $41.0 million, respectively, were payable to affiliates and are included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended.
Fair value of the accrued performance allocations is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more-timely basis.
The Company evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by the SEC. As of September 30, 2022 and December 31, 2021, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
6.    NOTES RECEIVABLES FROM AFFILIATES
As of September 30, 2022 and December 31, 2021, the Company had the following notes receivable from affiliates outstanding (in thousands):

	September 30, 2022	December 31, 2021
Bridge Logistics U.S. Venture I	$29,325	$31,644
Bridge Office Fund II	17,000	3,000
Bridge Single-Family Rental Fund IV	15,000	—
Bridge Multifamily Fund V	—	55,000
Bridge Seniors Housing Fund III	—	24,500
Total short-term notes receivables from affiliates	$61,325	$114,144

Notes receivables from employees	4,149	4,364
Total notes receivable from affiliates	$65,474	$118,508
Interest on the short-term notes receivables from affiliates accrues at a fixed rate of 4.025% per annum. As of September 30, 2022 and December 31, 2021, the Company had approximately $0.7 million and $0.3 million, respectively, of interest receivable outstanding, which is included in other assets in the accompanying condensed consolidated balance sheets for the periods then ended.
During 2021, the Company executed multiple notes with employees, none of whom are officers or immediate family members of officers, to invest in the Company or the Operating Company. As of September 30, 2022, the aggregate outstanding principal amount outstanding was $4.1 million. These notes mature in 2027 and are interest-only for the first two years after origination at a rate of 4.025% per annum.
7.    FAIR VALUE MEASUREMENTS
Exchange traded funds: Valued using the market price of the fund as of the consolidated balance sheet dates, September 30, 2022 and December 31, 2021. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the consolidated balance sheet dates, September 30, 2022 and December 31, 2021. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
Accrued performance allocations and partnership interests: The Company generally values its investments in accrued performance allocations and partnership interests using the NAV per share equivalent calculated by the investment manager as a practical expedient to determining a fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the NAV per share practical expedient.

Other investments: Investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes. Unrealized gains or losses on other investments are included in unrealized gains (losses) on the consolidated and combined statements of operations.
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
The following table presents assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
September 30, 2022
Assets:
Common shares in publicly traded company	$77	$—	$—	$—	$77
Exchange traded funds	1,374	—	—	—	1,374
Mutual funds	8,058	—	—	—	8,058
Accrued performance allocations	—	—	—	559,160	559,160
Partnership interests	—	—	—	76,034	76,034
Other investments	—	—	7,364	—	7,364
Total assets at fair value	$9,509	$—	$7,364	$635,194	$652,067

Liabilities:
General Partner notes payable	$—	$—	$—	$9,786	$9,786

December 31, 2021
Assets:
Exchange traded funds	$1,171	$—	$—	$—	$1,171
Mutual funds	6,864	—	—	—	6,864
Accrued performance allocations	—	—	—	439,548	439,548
Partnership interests	—	—	—	39,685	39,685
Other investments	—	—	4,321	—	4,321
Total assets at fair value	$8,035	$—	$4,321	$479,233	$491,589

Liabilities:
General Partner notes payable	$—	$—	$—	$12,003	$12,003

The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2021	$4,321
Purchases	3,043
Balance as of September 30, 2022	$7,364
Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
September 30, 2022:
Accrued performance allocations	$559,160	$—

Partnership interests:
Company-sponsored open-end fund	27,198	150
Company-sponsored closed-end funds	37,267	5,330
Third-party closed-end funds	11,569	6,072
Total partnership interests	$76,034	$11,552

December 31, 2021:
Accrued performance allocations	$439,548	$—

Partnership interests:
Company-sponsored open-end fund	15,474	—
Company-sponsored closed-end funds	16,510	20,885
Third-party closed-end funds	7,701	2,436
Total partnership interests	$39,685	$23,321
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

	Level 1	Level 2	Level 3	Total	Carrying Value
As of September 30, 2022:
Notes payable (private notes)	$—	$—	$270,857	$270,857	$300,000

As of December 31, 2021:
Notes payable (private notes)	$—	$—	$144,577	$144,577	$150,000
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
A majority of the fair value of the purchase consideration was attributed to goodwill, with synergies expected to accrue from the vertically integrated Bridge SFR investment strategy. As part of the transaction, approximately $1.0 million of liabilities were assumed by the Operating Company as consideration for the purchase price. As of September 30, 2022, the liabilities assumed have been paid. The number of Class A Units of the Operating Company that were transferred to GBC as a portion of the total consideration was based on an average closing price of the Company’s Class A common stock from January 13, 2022 through January 27, 2022. Class A Units of the Operating Company are exchangeable on a one-for-one basis with our Class A common stock, subject to certain conditions.

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

For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through September 30, 2022. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of September 30, 2022 and December 31, 2021, the Company had reserved $9.4 and $8.1 million, respectively.
10.    SELF-INSURANCE RESERVES
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $200,000 per individual per year and a maximum claim liability of $17.9 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of September 30, 2022 and December 31, 2021, the Company had reserved $3.6 million and $2.5 million, respectively.
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
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. The Company’s SIR is comprised of a layer of losses that the Company is responsible for satisfying after the properties have met their $25,000 deductible for each claim. That layer covers losses between $25,000 and $100,000 and has no aggregate limit for that layer of risk. All multifamily losses above $100,000 are fully insured. For commercial office and senior housing properties, all losses are fully insured after the $50,000 deductible has been met. For logistics and net lease properties, all losses are fully insured after the $100,000 deductible has been met and for single-family rental properties all losses are fully insured after the $250,000 deductible has met. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover the following: 100% of the $3.0 million layer above the multifamily deductible and SIR. All losses above $3.0 million are fully insured by multiple outside insurance carriers. On June 20, 2022 the per-occurrence limit increased from $750,000 for any single loss with an aggregate limit of $2.0 million to a per-occurrence limit of $1.5 million for any single loss with an aggregate limit of $3.0 million. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $25,000/$50,000 deductibles and SIR of $75,000 for multifamily properties as outlined above.
On June 20, 2020, the Company added a general liability self-insured retention aggregate limit of $10.0 million with a per occurrence limit of $2.0 million and per location limit of $4.0 million, which was increased on June 20, 2022 to a per-occurrence of limit $5.0 million and per location limit of $10.0 million. Any insurance claims above these limits are fully insured by multiple insurance carriers. BPM insured this retention with the BIGRM captive. As of September 30, 2022 and December 31, 2021, the Company had reserved $1.6 million and $1.0 million, respectively.
As of September 30, 2022 and December 31, 2021, the total self-insurance reserve liability was $5.3 million and $3.5 million, respectively.

11.    GENERAL PARTNER NOTES PAYABLE
The Bridge GPs traditionally have a General Partner commitment to the respective fund, which is usually satisfied by affiliates direct investment into the funds. For the General Partner commitments for BSH I GP and BMF III GP this commitment was satisfied by notes payable (“General Partner Notes Payable”) between the General Partner and certain related parties or outside investors (“GP Lenders”) for reduced management fees. Under the terms of the General Partner Notes Payable, the GP Lender enters into a notes payable with the respective General Partner, which then subscribes to the respective fund for the same amount as the amount of the General Partner Note Payable. The General Partner Notes Payable mature based upon the terms of the limited partnership agreement of the respective fund. The carrying value of the General Partner Notes Payable represents the related GP Lender’s net asset value in the fund. The GP Lenders are entitled to all returned capital and profit distributions net of management fees and carried interest. We have elected the fair value option for the General Partner Notes Payable so that changes in value are recorded in unrealized gains (losses). The following table summarizes the carrying value of the General Partner Notes Payable (in thousands):

		Fair Value
	Commitment	September 30, 2022	December 31, 2021
Bridge Seniors Housing Fund I	$4,775	$4,502	$5,309
Bridge Multifamily Fund III	9,300	5,284	6,694
Total	$14,075	$9,786	$12,003
The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund. During the three and nine months ended September 30, 2022 and 2021, the Company incurred $0.8 million and $0.8 million and $2.0 million and $1.9 million, respectively, of interest expense related to distributions during the periods then ended.
12.    LINE OF CREDIT
On June 3, 2022, the Operating Company entered into a credit agreement with CIBC, Inc. and Zions Bancorporation, N.A. d/b/a Zions First Nation Bank as Joint Lead Arrangers (the “Credit Agreement”). The Credit Agreement allows for total revolving commitments of up to $125.0 million, which may be increased up to $225.0 million, contingent on certain criteria being met (the “Credit Facility”). The Credit Facility matures on June 3, 2024, subject to potential extension under certain circumstances.
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.50% to 3.00% over the Term Secured Overnight Financing Rate (“SOFR”) as determined by the Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.75% to 2.25% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.20%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreement, but the Credit Facility requires paydown at least once annually.
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
On July 22, 2020, the Operating Company entered in a secured revolving line of credit to borrow up to $75.0 million (“Line of Credit”). Borrowings under this arrangement accrued interest at LIBOR plus 2.25%. The Line of Credit contained various financial covenants applicable to the Operating Company. The covenants required the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.0x, (2) minimum liquidity of $2.5 million, (3) $20.0 million of affiliate deposits in a specific financial institution and (4) minimum quarterly EBITDA of $10.0 million. The Line of Credit was to mature on July 22, 2022, however the Company terminated the Line of Credit in June 2022 in connection with its entry into the Credit Agreement.

The weighted-average interest rate in effect for the Credit Facility as of September 30, 2022 was 5.30%. During the three and nine months ended September 30, 2022, the Company incurred interest expense of approximately $0 and $61,000, respectively, and unused commitments fees of $48,000 and $64,000, respectively. During the three and nine months ended September 30, 2021, the Company incurred interest expense of approximately $17,000 and $38,000, respectively.
Debt issuance costs related to the Credit Facility and Line of Credit are included in other assets in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the Company was in full compliance with all debt covenants.
13.    NOTES PAYABLE
On July 22, 2020, the Operating Company entered into a $150.0 million Note Purchase Agreement, pursuant to which the Operating Company issued two tranches of notes (the “2020 Private Placement Notes”). The 2020 Private Placement Notes have two tranches: a 5-year 3.9% fixed rate tranche that matures on July 22, 2025 and a 7-year 4.15% fixed rate tranche that matures on July 22, 2027.
On June 3, 2022, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of senior notes in a private placement. The transaction consisted of $75.0 million of 5.00% notes with a ten-year term maturing on July 12, 2032, and $75.0 million of 5.10% notes with a twelve-year term maturing on July 12, 2034 (the “2022 Private Placement Notes,” and together with the 2020 Private Placement Notes, the “Private Placement Notes”).
Under the terms of the Private Placement Notes, certain of the Operating Company’s assets are pledged as collateral. The Private Placement Notes contain covenants that, among other things, limit the Operating Company’s ability to: incur indebtedness; create, incur or allow liens; merge with other companies; engage in new or different lines of business; and engage in transactions with affiliates. The Private Placement Notes also contain financial covenants requiring the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million and (3) minimum quarterly EBITDA of $15.0 million and minimum EBITDA for the trailing four fiscal quarters of $80.0 million.
As of September 30, 2022 and December 31, 2021, unamortized deferred financing costs were $2.8 million and $1.9 million, respectively, and the net carrying value of the Private Placement Notes was $297.2 million and $148.1 million, respectively. As of September 30, 2022, the Company was in full compliance with all debt covenants.
The following table presents scheduled principal payments of the Private Placement Notes as of September 30, 2022 (in thousands):

2025	$75,000
2026	—
Thereafter	225,000
Total	$300,000
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the Private Placement Notes are recorded as a reduction of the corresponding debt obligation. All debt issuance costs are amortized over the remaining term of the related obligation.
The following table presents the activity of the Company’s debt issuance costs for the nine months ended September 30, 2022 (in thousands):

Unamortized debt issuance costs as of December 31, 2021	$1,858
Debt issuance costs incurred	1,324
Amortization of debt issuance costs	(346)
Unamortized debt issuance costs as of September 30, 2022	$2,836

During the three and nine months ended September 30, 2022 and 2021, interest expense was $3.2 million and $6.2 million, respectively, and $1.5 million and $4.5 million, respectively.
14.    REALIZED AND UNREALIZED GAINS (LOSSES)
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
The following table summarizes realized gains (losses) on investments and other financial instruments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$1,508	$(3,097)	$(1,589)	$(1)	$(1,269)	$(1,270)
Investment in third-party partnerships	(126)	214	88	(98)	683	585
Other investments	—	—	—	4	2,832	2,836
General Partner Notes Payable	(1,495)	3,535	2,040	—	414	414
Total realized and unrealized gains (losses)	$(113)	$652	$539	$(95)	$2,660	$2,565

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$1,258	$760	$2,018	$(5)	$3,184	$3,179
Investment in third-party partnerships	(187)	1,808	1,621	(410)	2,206	1,796
Other investments	—	—	—	4	2,854	2,858
General Partner Notes Payable	(1,563)	2,781	1,218	—	830	830
Total realized and unrealized gains (losses)	$(492)	$5,349	$4,857	$(411)	$9,074	$8,663
15.    INCOME TAXES
The Company is taxed as a corporation for U.S. federal and state income tax purposes. In addition to U.S. federal and state income taxes, the Company is subject to local and foreign income taxes, with respect to the Company’s allocable share of any taxable income generated by the Operating Company that flows through to the Company.
The Operating Company and its subsidiaries, other than BIGRM and Bridge PM, Inc., are limited liability companies or limited partnerships and, as such, are not subject to income taxes. The individual owners of the Operating Company and its subsidiaries are required to report their distributive share of realized income, gains, losses, deductions, or credits on their individual income tax returns.

In connection with the exchanges of Operating Company interests for our Class A common stock by the Original Equity Owners in July and August 2021, the Company’s ownership in the Operating Company increased, which resulted in a deferred tax asset. Additionally, in connection with the exchange transactions the Company recorded an initial corresponding TRA liability of $44.4 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging Original Equity Owners. During the nine months ended September 30, 2022, certain Original Equity Owners exchanged a portion of their Class A Units for our Class A common stock, which also resulted in a redemption of the corresponding Class B common stock. The exchange increased the deferred income tax asset from $59.0 million, and the corresponding TRA liability from $46.1 million, as of December 31, 2021, to $65.7 million and $52.1 million as of September 30, 2022, respectively.
The Company’s effective tax rate was approximately 1% and 2% for the quarters ended September 30, 2022 and 2021, respectively, and 5% and 2% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal taxes prior to the Transactions and the IPO and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
As of September 30, 2022, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next 12 months.
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
Prior to the Transactions, the Contributed Bridge GPs had three classes of shares: (i) Class A; (ii) Class C; and (iii) Class D. Class A represented the voting interest and Classes C and D represented allocations of carried interest to employees of the Operating Company, which are included in performance allocations compensation. As part of the Transactions, all of the Class C shares of the Contributed Bridge GPs were exchanged for interests in the Operating Company. Generally, if at the termination of a fund (and at interim points in the life of a fund), the fund has not achieved investment returns that exceed the preferred return threshold or (in all cases) the applicable Bridge GP receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Bridge GP will be obligated to repay an amount equal to the excess of amounts previously distributed to the Bridge GP over the amounts to which the Bridge GP was ultimately entitled (generally net of income tax liabilities associated with related allocations of taxable income).
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of September 30, 2022 and December 31, 2021, there was $0.2 million and $1.4 million that was declared that had not yet been distributed to Original Equity Owners.

Changes in Shareholders’ Equity and Non-Controlling Interests
Collapse of 2019 Profits Interest Awards
On January 1, 2022, the Company’s 2019 profits interests awards were collapsed into 790,424 shares of our Class A common stock and 13,255,888 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on Distributable Earnings attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests were held, and the market price of the Company’s Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2022; however, there was a corresponding increase in the number of outstanding Class A Units and shares of our Class A common stock. The collapse of the 2019 profits interests awards was partially accounted for as a modification and partially accounted for as cancellations. For the 2019 profits interest awards that were cancelled, the Company accelerated the recognition of the unamortized share-based compensation expense amounting to $0.6 million for the nine months ended September 30, 2022.
Issuance of Class A Units for Acquisition
In January 2022, the Company acquired a 60% interest in GBC’s asset and property management business for consideration of $30 million, with 50% paid in cash and 50% with 694,412 Class A Units of the Operating Company valued at $14.9 million, which was based on an average of the Company’s closing stock price prior to the closing of the GBC Acquisition.
Redemptions of Non-controlling Interest in Bridge Investment Group Holdings Inc.
Certain current and former employees of the Company directly or indirectly own interests in the Operating Company, presented as non-controlling interests in the Operating Company. Non-controlling interests in the Operating Company have the right to require the Operating Company to redeem part or all of such member’s Class A Units for cash based on the market value of an equivalent number of shares of our Class A common stock at the time of redemption, or at the Company’s election as managing member of the Operating Company, through issuance of shares of our Class A common stock on a one-for-one basis. At the end of each period, non-controlling interests in the Operating Company is adjusted to reflect their ownership percentage in the Operating Company at the end of the period, through a reallocation between controlling and non-controlling interests in the Operating Company.
During the three and nine months ended September 30, 2022, 156,478 and 1,137,162 Class A Units, respectively, were redeemed, with the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of September 30, 2022, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 238,087,544 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of September 30, 2022, 29,247,881 shares of our Class A common stock (including Restricted Stock) were outstanding, 85,551,127 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.

The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the nine months ended September 30, 2022:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2021	22,742,137	2,417,662	86,672,305
Class A common stock issued - 2019 Profits Interests conversion	56,134	734,290	—
Class A common stock issued - unitholder conversions	1,137,162	—	(1,121,178)
Class A restricted common stock issued	—	2,269,349	—
Class A restricted common stock forfeited	—	(108,853)	—
Class A restricted common stock vested	299,152	(299,152)	—
Balance as of September 30, 2022	24,234,585	5,013,296	85,551,127
Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the consolidated and combined statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the three and nine months ended September 30, 2022, the Company declared and paid the following dividends on our Class A common stock (dollars in thousands, except per share amounts):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 11, 2022	March 25, 2022	$0.21	$5,917
June 3, 2022	June 17, 2022	0.26	7,614
September 2, 2022	September 16, 2022	0.30	8,861
		$0.77	$22,392
Bridge Investment Group Holdings LLC
Prior to the IPO, the Operating Company had three classes of membership interests: (i) Class A; (ii) Class B-1; and (iii) Class B-2. Class A and Class B-1 represented the voting equity holders and Class B-2 represented profits interests awarded to employees of the Operating Company. Class B-1 and B-2 interests were issued as “profits interests,” pursuant to agreements entered into with certain employees during 2021, 2020 and 2019. At the time of issuance, the Class B-1 and B-2 interests had a capital account interest of zero. The holders of Class B-1 and B-2 interests were entitled to distributions in excess of the defined threshold per the respective award. The holders of Class B-2 interests did not have voting rights. As part of the Transactions, the Class B-1 and Class B-2 Units were exchanged for Class A Units in the Operating Company. As part of the Transactions and IPO, 97,463,981 new Class B Units were issued.
Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three and nine months ended September 30, 2022, $13.1 million and $69.1 million, respectively, was distributed to non-controlling interests in the Operating Company and $37.8 million and $108.6 million, respectively, was distributed to non-controlling interest in the Company. During the three and nine months ended September 30, 2021, $21.7 million and $35.7 million, respectively, was distributed to the Operating Company’s members and $5.6 million was distributed to non-controlling interests in the Operating Company.
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
As of September 30, 2022, the Company is the sole managing member of the Operating Company, and owns 29,247,881 Class A Units and 97,463,981 Class B Units (voting only), respectively, of the Operating Company, which is 23% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.
The following table presents a reconciliation of Bridge Investment Group Holdings LLC Interests for the nine months ended September 30, 2022:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2021	109,699,232	97,463,981
Issuance of Class A Units	14,760,227	—
Forfeiture of unvested Class A Units	(13,788)	—
Balance as of September 30, 2022	124,445,671	97,463,981
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
The following is a summary of the Company’s leases as of September 30, 2022 (dollar amounts in thousands):

Right-of-use assets, included in Other assets	$15,539
Lease Liabilities, included in Other liabilities	$17,881

Weighted-average remaining lease term (in years)	4.4
Weighted-average discount rate	4.22%
The components of lease expense included in general and administrative in the condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2022 are as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Operating lease costs	$1,116	$3,237
Variable lease costs	71	173
Total lease costs, included in general and administrative expenses	$1,187	$3,410

Cash paid for amounts included in the measurement of operating lease liabilities	$1,043	$3,104
Of the total leases costs for the three and nine months ended September 30, 2022, $0 and $0.4 million, respectively, was related to short-term leases with a term of less than one year. Total rent expense for all of the Company’s office leases for the three and nine months ended September 30, 2021 was $1.0 million and $3.0 million, respectively, (net of lease incentive amortization of and $0.1 million and $0.2 million, respectively).

As of September 30, 2022, the maturities of operating lease liabilities were as follows (in thousands):

Remainder of 2022	$1,273
2023	5,140
2024	4,163
2025	3,222
2026	3,061
Thereafter	2,738
Total lease liabilities	19,597
Less: Imputed interest	(1,716)
Total operating lease liabilities	$17,881
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
As of September 30, 2022 and December 31, 2021, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $173.1 million and $120.9 million, respectively, of which $34.5 million and $106.9 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of September 30, 2022, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of September 30, 2022, the Company has guaranteed a $6.8 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of September 30, 2022, the Company has guaranteed a $362 thousand standby letter of credit related to an operating lease.
Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of September 30, 2022. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $76.0 million and $39.7 million as of September 30, 2022 and December 31, 2021, respectively, which is included in other investments on the condensed consolidated balance sheets.
The Operating Company consolidates certain VIEs for which it is the primary beneficiary. Pre-IPO VIEs consisted of certain operating entities not wholly owned by the Company and included Bridge Seniors Housing Fund Manager LLC, Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, and certain Bridge GPs. As part of the Transactions and IPO, the Operating Company acquired the non-controlling interest of its consolidated subsidiaries BSHM and BOFM, which was accounted for as an equity transaction with no gain or loss recognized in combined net income for the period then ended. The carrying amounts of the non-controlling interest in BSHM and BOFM were adjusted to zero.
The assets of the Operating Company’s consolidated VIEs totaled $1,110.2 million and $787.3 million as of September 30, 2022 and December 31, 2021 respectively, while the liabilities of the consolidated VIEs totaled $453.5 million and $249.7 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.
19.    RELATED PARTY TRANSACTIONS
Receivables from Affiliates
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
Amounts due from affiliates were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Fees receivable from non-consolidated funds	$32,394	$23,991
Payments made on behalf of and amounts due from non-consolidated entities	20,501	11,388
Total receivables from affiliates	$52,895	$35,379
Due to Affiliates
As of September 30, 2022 and December 31, 2021, the Company had accrued $52.1 million and $46.1 million due to affiliates in connection with the TRA, which was included in due to affiliates on the condensed consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 15, “Income Taxes” for additional information.
20.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of the Company’s Class A common stock were reserved for issuance. On January 1, 2022, the number of shares available under the 2021 Incentive Award Plan increased to 8,836,972. As of September 30, 2022, 4,476,967 shares remained available for future grants. Restricted Stock and RSUs are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.
The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the condensed consolidated and combined statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient leaves prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. During the three and nine months ended September 30, 2022, the Company reversed approximately $0.3 million and $0.4 million, respectively, of share-based compensation related to Restricted Stock and RSU forfeitures.
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

During the nine months ended September 30, 2022, 50,137 RSUs were issued at a weighted-average fair value per share of $23.84.
The following summarizes Restricted Stock activity for the nine months ended September 30, 2022 (in thousands, except per share data):

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2021	2,417,662	$15.82
Issued	3,003,639	24.30
Vested	(299,152)	23.83
Forfeited	(108,853)	19.47
Balance as of September 30, 2022	5,013,296	$20.34
The total value at grant date of Restricted Stock and RSUs granted during the nine months ended September 30, 2022, was $73.0 million and $1.2 million, respectively. As of September 30, 2022, 5,013,296 shares of Restricted Stock and 66,637 RSUs were expected to vest with an aggregate intrinsic value of $72.7 million and $1.0 million, respectively.
As of September 30, 2022, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $67.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.
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
In August 2022, the Company issued profits interests in certain Fund Managers to certain members of management to participate in the growth of the respective Fund Managers (the “2022 profits interests”). Each of the 2022 profits interests awards have an earnings threshold for distributions. The 2022 profits interests are also subject to continued employment and graded vesting with approximately one-third of such grants vesting on the first, second and third anniversary of the vesting commencement date. The grant date fair value was determined to be $8.0 million using a Monte Carlo Valuation model, which will be expensed over the respective vesting periods.
If the recipient of a profits interests award leaves after the awards vest, the Company has the option to repurchase such profits interests at fair value. If the recipient leaves prior to vesting, the recipient’s awards are forfeited.
At September 30, 2022, the aggregate unrecognized compensation cost for all unvested profits interests awards was $10.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the condensed consolidated and combined statement of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Antidulutive profits interest awards	$—	$—	$—	$13,609
Profits interests award shares	3,875	956	6,331	2,811
Restricted Stock and RSUs	5,749	1,497	17,111	1,497
Total share-based compensation	$9,624	$2,453	$23,442	$17,917
As of September 30, 2022, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of September 30, 2022
	Total	Restricted Stock and RSUs	Profits interest awards
Remainder of 2022	$8,386	$5,873	$2,513
2023	28,826	23,098	5,728
2024	23,618	21,433	2,185
2025	12,522	12,090	432
2026	4,999	4,985	14
Thereafter	68	68	—
Total	$78,419	$67,547	$10,872

21.    EARNINGS PER SHARE
Basic and diluted earnings per share of Class A common stock is presented only for the three and nine months ended September 30, 2022 and for the period of July 16, 2021 through September 30, 2021. There were no shares of our Class A common stock outstanding prior to the Transactions and the IPO, therefore, no earnings per share information has been presented for any period prior to the date of the IPO. The following table presents our EPS for the three and nine months ended September 30, 2022, respectively, and for the period of July 16, 2021 through September 30, 2021 (in thousands, except per share amounts):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	July 16, 2021 through September 30, 2021
Net income attributable to Bridge Investment Group Holdings Inc.	$4,999	$27,710	$10,054
Less:
Income allocated to Restricted Stock and RSUs	662	(953)	(979)
Distributions on Restricted Stock and RSUs	(1,527)	(3,915)	—
Net income available to Class A common shareholders - basic and diluted	$4,134	$22,842	$9,075

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	24,157,236	23,778,524	22,284,351
Earnings per share of Class A common stock - basic and diluted	$0.17	$0.96	$0.41
Basic earnings per share is calculated by dividing earnings available to our Class A common shareholders by the weighted-average number of our Class A common shares outstanding for the period. Restricted Stock and RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested Restricted Stock have been excluded as applicable, from earnings available to our Class A common stockholders used in basic and diluted earnings per share.
Diluted earnings per share of Class A common stock is computed by dividing earnings available to Bridge Investment Group Holdings Inc., giving consideration to the reallocation of net income between holders of our Class A common stock and non-controlling interests, by the weighted-average number of shares of our Class A common stock outstanding adjusted to give effect to potentially dilutive securities, if any.
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
Overview
We are a leading, vertically integrated real estate investment manager, diversified across specialized asset classes, with approximately $43.8 billion of AUM as of September 30, 2022. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to develop an array of investment platforms focused on sectors of the U.S. real estate market that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of more than 220 global institutions and more than 12,000 individual investors across our investment strategies.
Business Segment
We operate as one business, a fully integrated real estate investment manager. The Company’s chief operating decision maker, which is the executive chairman, utilizes a consolidated approach to assess financial performance and allocate resources. As such, the Company operates as one business segment.

Recent Events

On January 31, 2022, the Company acquired certain assets of Gorelick Brothers Capital (“GBC”), including a 60% interest in GBC’s asset and property management business (the “GBC Acquisition”). The 60% interest in GBC’s asset and property management business was acquired by the Operating Company for consideration of approximately $30 million (total implied value of $50 million) with 50% paid in cash and 50% with 694,412 Class A Units of the Operating Company, which was based on a 15-day average of the Company’s closing stock price prior to the closing of the GBC Acquisition. Upon consummation of the GBC Acquisition, (i) the GBC team and Bridge launched a single-family rental (“SFR”) strategy on the Bridge platform, (ii) Bridge and the former key principals of GBC formed and jointly own a new SFR investment manager within Bridge, and (iii) Bridge and the former GBC principals completed a $660 million recapitalization of a portfolio comprising more than 2,700 homes in 14 markets, concentrated in the Sunbelt and certain Midwest markets of the United States. The Operating Company now indirectly owns a 60% interest in the newly created Bridge SFR investment manager, and the former principals of GBC own the remaining 40%. Refer to Note 8, “Business Combination and Goodwill,” to our condensed consolidated and combined financial statements for additional information on this transaction.

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

In August 2022, the Company launched an additional investment strategy, Bridge Ventures. Bridge Ventures will focus on both early- and later-stage PropTech companies, and expects to pursue investments in industry-leading PropTech funds. The growth of e-commerce, remote workplaces, environmental, social and governance (“ESG”) adoption, and the digitalization of real estate has and is expected to continue to contribute to the increased adoption of PropTech in the post-Pandemic era. This investment strategy will leverage the Bridge platform to deploy and scale new technologies.
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
•Our ability to source investments with attractive risk-adjusted returns. Our ability to continue to grow our revenue is dependent on our continued ability to source and finance attractive investments and efficiently deploy the capital that we have raised. Capital deployed in any one quarter may vary significantly from period to period with the fluctuating availability of attractive opportunities, which are dependent on a number of factors, including debt financing, the general macroeconomic environment, market positioning, valuation, size, the liquidity of such investment opportunities, and the long-term nature of our investment strategies. Each of these factors impact our ability to efficiently and effectively invest our growing pool of fund capital and maintain our revenue growth over time. The increase in prevailing interest rates could affect not only our returns on debt and mortgage-backed securities, but also our ability to deploy capital for Bridge-sponsored fund due to the increased cost of, and ability to secure, borrowings. Moreover, with respect to our Debt Strategies and Agency MBS Funds, macro-economic trends or adverse credit and interest rate environments affecting the quality or quantity of new issuance debt and mortgage-backed securities or a substantial increase in defaults could adversely affect our ability to source investments with attractive risk-adjusted returns.

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
Business Environment
Global markets are experiencing continued volatility driven by weakening U.S. fundamentals, rising geopolitical risks in Europe, ongoing economic impacts of the COVID-19 pandemic, softening growth in Asia, global supply chain disruptions, labor shortages, rising commodity prices, availability of debt financing in the capital markets, high inflation and increasing interest rates.
We continue to closely monitor developments related to COVID-19 to assess any negative impacts to our business. In particular, it is possible that our future results may be adversely affected by slowdowns in fundraising activity, the pace of capital deployment and the expansion of our tenant base and our ability to collect rental income when due. See “Risk Factors—Risks Related to Our Industry—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, may affect the investment returns of our funds, has disrupted, and may continue to disrupt, industries in which we and our funds operate and could potentially negatively impact us or our funds” in our annual report on Form 10-K.
Key Financial Measures
Our key financial and operating measures are discussed below. Additional information regarding our significant accounting policies can be found in Note 2, “Significant Accounting Policies,” to our condensed consolidated and combined financial statements, which appear elsewhere in this quarterly report on Form 10-Q.
Revenues
Fund Management Fees. Our Fund Management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of September 30, 2022, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.85% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets is usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.

Property Management and Leasing Fees. We have vertically integrated platforms where we operate a significant percentage of the real estate properties owned by our funds. As of September 30, 2022, we managed approximately 100% of the multifamily properties, 94% of the workforce and affordable housing properties, 81% of the office properties, and 39% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.5% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized, in the same period. The offset is recorded in third-party operating expenses on the condensed consolidated and combined statements of operations.
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
Transaction Fees. We earn transaction fees associated with the due diligence related to the acquisition of assets and origination of debt financing for assets. The fee is recognized upon the acquisition of the asset or origination of the mortgage or other debt. For the nine months ended September 30, 2022, the fee range for acquisition fees was 0.5% to 1.0% of the gross acquisition cost of the investment or, in the case of development projects, the total development budget, and the fee range for debt origination was 0.3% to 1.0%.
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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of September 30, 2022, we had approximately $16.5 billion of carry-eligible AUM across approximately 43 funds and other vehicles, of which 22 were in accrued carried interest positions.

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
Earnings (Losses) from Investments in Real Estate. The Company’s share of the investee’s income and expenses for the Company’s equity method investments (exclusive of carried interest) is included in investment income as earnings (losses) from investments in real estate.
Expenses
Employee Compensation and Benefits. Compensation comprises salaries, bonuses (including discretionary awards), related benefits, share-based compensation, compensatory awards, and the cost of processing payroll. Bonuses are accrued over the employment period to which they relate.
Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees also are eligible to receive unvested Class A restricted common stock (“Restricted Stock”), Restricted Stock Units (“RSUs”), and profits interests awards. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of modification. We recognize compensation expense on a straight-line basis over the requisite service period of the awards not contingent on employment, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 20, “Share-Based Compensation and Profits Interests,” in our condensed consolidated and combined financial statements for additional information about equity awards.

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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the 2020 and 2022 Private Placement Notes, which have a weighted-average fixed coupon rate of 4.025% and 5.05%, respectively. Our former line of credit facility that was terminated in June 2022 had a variable interest rate of LIBOR plus 2.25%. Our new revolving credit facility executed in June 2022, incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“SOFR”) and an unused commitment fee of up to 0.20%, which is based on the daily unused portion of the revolving credit facility. As of September 30, 2022 the weighted-average interest rate on our revolving credit facility was 5.30%.
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
For additional discussion of components of our consolidated and combined financial statements, refer to Note 2, “Significant Accounting Policies,” in our condensed consolidated and combined financial statements.
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

The table below presents a rollforward of our AUM for the three and nine months ended September 30, 2022 and 2021 (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
AUM as of beginning of period	$41,969	$28,749	$36,315	$25,214
New capital / commitments raised(1)	1,361	1,496	3,851	2,891
Distributions / return of capital(2)	(398)	(345)	(1,442)	(661)
Change in fair value and acquisitions(3)	901	1,882	5,109	4,338
AUM as of end of period	$43,833	$31,782	$43,833	$31,782
Increase	1,864	3,033	7,518	6,568
Increase %	4%	10%	21%	21%
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
Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The table below presents a rollforward of our total fee-earning AUM for the three months ended September 30, 2022 and 2021 (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fee-earning AUM as of beginning of period	$15,542	$10,819	$13,363	$10,214
Increases (capital raised/deployment)(1)	1,273	1,422	3,823	2,838
Changes in fair market value	(6)	5	6	(21)
Decreases (liquidations/other)(2)	(229)	(106)	(612)	(891)
Fee-earning AUM as of end of period	$16,580	$12,140	$16,580	$12,140
Increase	$1,038	$1,321	$3,217	$1,926
Increase %	7%	12%	24%	19%
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
Capital raising activities and deployment coupled with the launch of new funds led fee-earning AUM to increase $4.4 billion, or 37%, from approximately $12.1 billion as of September 30, 2021 to approximately $16.6 billion as of September 30, 2022.

The following table summarizes the balances of fee-earning AUM by fund as of September 30, 2022 and 2021 and December 31, 2021 (in millions):

	As of September 30,		As of December 31,
	2022	2021	2021
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,036	$1,118	$1,133
Bridge Multifamily Fund V	1,922	305	976
Bridge Workforce Fund II	1,719	616	915
Bridge Opportunity Zone Fund IV	1,476	1,002	1,490
Bridge Multifamily Fund IV	1,327	1,284	1,284
Bridge Debt Strategies Fund III	1,028	1,485	1,286
Bridge Opportunity Zone Fund III	1,019	1,019	1,019
Bridge Seniors Housing Fund II	793	809	805
Bridge Seniors Housing Fund I	615	626	626
Bridge Workforce Fund I	556	523	556
Bridge Office Fund I	512	500	499
Bridge Opportunity Zone Fund I	482	482	482
Bridge Opportunity Zone Fund II	408	408	408
Bridge Opportunity Zone Fund V	338	—	—
Bridge Logistics U.S. Venture I	305	—	110
Bridge Debt Strategies Fund II	280	516	354
Bridge Debt Strategies III JV Partners	241	334	308
Bridge Single-Family Rental Fund IV	229	—	—
Bridge Multifamily Fund III	188	294	269
Bridge Net Lease Income Fund	182	31	29
Bridge Agency MBS Fund	176	127	123
Bridge Office Fund II	176	130	176
Bridge Debt Strategies IV JV Partners	150	79	129
Bridge Debt Strategies II JV Partners	145	221	195
Bridge Office I JV Partners	132	129	130
Bridge Seniors Housing Fund III	58	33	33
Morrocroft Neighborhood Fund III[1]	32	—	—
Bridge Office III JV Partners	27	—	—
Bridge Debt Strategies I JV Partners	18	18	18
Bridge Office II JV Partners	6	6	6
Bridge Multifamily III JV Partners	4	5	4
Bridge Debt Strategies Fund I	—	40	—
Total Fee-Earning AUM	$16,580	$12,140	$13,363
1 Morrocroft Neighborhood Fund III, LP is a single-family rental fund managed by Bridge Single-Family Rental Fund Manager LLC, which is a subsidiary of the Company.
Our average remaining fund life for our closed-end funds was approximately 7.9 years as of September 30, 2022, 8.0 years as of December 31, 2021, and 7.5 years as of September 30, 2021.
Undeployed Capital
As of September 30, 2022, we had $3.9 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $2.4 billion is currently fee-earning based on commitments and $1.5 billion will be fee-earning if and when it is deployed.

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

	Investment Performance Summary as of September 30, 2022
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Gross IRR(10)	Investor Levered Net IRR(11)
(in millions)

Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2012)	$124	$—	$150	$280	$—	N/A	$280	1.87x	20.8%	15.1%
Bridge Multifamily II (Apr 2012, Mar 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	30.3%	23.0%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	878	1,745	444	3.09x	2,189	2.49x	27.7%	21.3%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,490	1,400	310	2,774	2.19x	3,084	2.20x	38.8%	30.4%
Total Multifamily Funds	$3,222	$1,490	$3,033	$3,599	$3,218	2.31x	$6,817	2.25x	28.9%	22.7%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$648	$572	$110	$1,219	2.32x	$1,329	2.32x	33.7%	27.1%
Bridge Workforce Housing II (Aug 2020, to present)	1,741	810	891	62	990	1.18x	1,052	1.18x	25.9%	12.8%
Total Workforce & Affordable Housing Funds	$2,360	$1,458	$1,463	$172	$2,209	1.63x	$2,381	1.63x	32.4%	24.4%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$660	$608	$185	$511	1.13x	$696	1.15x	4.1%	1.4%
Bridge Office II (Dec 2019, to present)	208	207	206	35	280	1.53x	315	1.53x	27.0%	20.9%
Total Office Funds	$781	$867	$814	$220	$791	1.24x	$1,011	1.24x	7.2%	4.0%

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$798	$695	$393	$459	1.09x	$852	1.23x	4.3%	1.8%
Bridge Seniors II (Mar 2017, Mar 2020)	820	817	723	217	762	1.34x	979	1.35x	9.3%	6.2%
Total Seniors Housing Funds	$1,398	$1,615	$1,418	$610	$1,221	1.23x	$1,831	1.29x	6.4%	3.7%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$262	$2	1.24x	$264	1.21x	8.3%	5.7%
Bridge Debt II (July 2016, July 2019)	1,002	244	2,503	2,694	281	1.33x	2,975	1.19x	11.3%	9.0%
Bridge Debt III (May 2018, May 2021)	1,624	1,028	5,496	5,005	1,080	1.27x	6,085	1.11x	12.2%	9.6%
Bridge Debt IV (Nov 2020, to present)	2,888	1,896	6,466	4,815	1,802	1.04x	6,617	1.02x	7.8%	6.2%
Total Debt Strategies Funds	$5,646	$3,168	$14,684	$12,776	$3,165	1.14x	$15,941	1.09x	11.1%	8.7%
Footnotes:
The investment performance presented herein is intended to illustrate the performance of investments held by the funds and other vehicles we manage and the potential for which is relevant to the performance-based fees to Bridge. Other than the Investor Levered Gross IRR and the Investor Levered Net IRR numbers presented herein, the cash flows in the investment performance do not reflect the cash flows used in presentations of fund performance due to the fund level expenses, reserves, and reinvested capital.

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
(2)Cumulative Fund Committed Capital represents total capital commitments to the fund (excluding joint ventures or separately managed accounts).
(3)Unreturned Drawn Capital plus Accrued Pref represents the amount the fund needs to distribute to its investors as a return of capital and a preferred return before the General Partner is entitled to receive performance fees or allocations from the fund.
(4)Cumulative Investment Invested Capital represents the total cost of investments since inception (including any recycling or refinancing of investments). This figure will differ from Cumulative Paid-In Capital, which represents the total contributions or drawn down commitments from all investors since inception.
(5)Realized Investment Value represents net cash proceeds received in connection with all investments, including distributions from investments and disposition proceeds.
(6)Unrealized Investment Value represents the estimated liquidation values that are generally based upon appraisals, contracts and internal estimates. There can be no assurance that Unrealized Investment Fair Value will be realized at valuations shown, and realized values will depend on numerous factors including, among others, future asset-level operating results, asset values and market conditions at the time of disposition, transaction costs, and the timing and manner of disposition, all of which may differ from the assumptions on which the Unrealized Investment Fair Value are based. Direct fund investments in real property are held at cost minus transaction expenses for the first six months.
(7)Unrealized Investment MOIC represents the Multiple on Invested Capital (“MOIC”) for Total Investment Fair Value associated with unrealized investments before management fees, fund level expenses and carried interest, divided by Cumulative Investment Invested Capital attributable to those unrealized investments.
(8)Total Investment Fair Value represents the sum of Realized Investment Value and Unrealized Investment Value, before management fees, expenses and carried interest.
(9)Total Investment MOIC represents MOIC for Total Investment Fair Value divided by Cumulative Investment Invested Capital.
(10)Investor Levered Gross IRR is an annualized realized and unrealized fund-level internal rate of return to fee-paying fund investors, computed from inception based on the effective dates of cash inflows (capital contributions) and cash outflows (distributions) and the remaining fair value (to fee-paying investors), gross of management fees and carried interest. Because IRRs are time-weighted calculations, for certain newer funds with short measurement periods, IRRs may be amplified by fund leverage and early fund expenses and may not be meaningful. For certain IRRs calculated with an initial date less than one year from the reporting date, the IRR presented is de-annualized, representing such period's return.
(11)Investor Levered Net IRR is an annualized realized and unrealized return to fee-paying investors since the date of the first capital call, net of the investors actual management fees, fund level expenses and carried interest. Net return information reflects the aggregated fund fee-paying investor level returns net of all fees, which may differ from an individual investor's returns due to timing of investment, variance in fees paid by such investor, and other investor-specific investment costs such as taxes.
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

Results of Operations
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenues

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2022	2021
Revenues:
Fund management fees	$64,096	$40,576	$23,520	58%
Property management and leasing fees	18,788	22,510	(3,722)	(17%)
Construction management fees	3,414	2,097	1,317	63%
Development fees	986	1,018	(32)	(3%)
Transaction fees	11,532	21,907	(10,375)	(47%)
Fund administration fees	3,808	—	3,808	N/A
Insurance premiums	3,387	2,530	857	34%
Other asset management and property income	4,413	1,533	2,880	188%
Total revenues	$110,424	$92,171	$18,253	20%
Fund Management Fees. Our fee-earning AUM increased from approximately $12.1 billion, or 37%, as of September 30, 2021 to $16.6 billion as of September 30, 2022. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.49% as of both September 30, 2022 and September 30, 2021.
The $23.5 million, or 58%, increase in fund management fee was largely due to capital raising activities for Bridge Workforce and Affordable Housing Fund II, which launched in 2020, Bridge Multifamily Fund V, which launched in 2021, and Bridge Opportunity Zone Fund V and Bridge Single-Family Rental Fund IV, both of which launched in 2022. These four funds contributed an additional $24.7 million of fund management fees for three months ended September 30, 2022 compared to the three months ended September 30, 2021. These increases were partially offset by reductions in fee-earning AUM, of which $1.7 million was primarily attributed to Bridge Debt Strategies Funds II and III.
Included in fund management fees was $12.7 million in one-time catch up fees for the three months ended September 30, 2022 compared to 2021, which was primarily attributed to Bridge Workforce and Affordable Housing Fund II, which had its final closing in September 2022, and Bridge Multifamily Fund V, which launched in the third quarter of 2021.
Property Management and Leasing Fees. Property management and leasing fees decreased by $3.7 million, or 17%, primarily due to leasing fees from commercial real estate in the Atlanta region during the third quarter of 2021 that did not reoccur in 2022. These decreases were offset by the acquisition of the SFR property management business, which was part of the GBC Acquisition, and an increase in the number of multifamily and workforce and affordable housing properties under management.
Transaction Fees. Transaction fees decreased by $10.4 million, or 47%, primarily due to a reduction in diligence fees driven by less volume of real estate transactions during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Fund Administration Fees. Fund administration fees were $3.8 million during the three months ended September 30, 2022, for services Bridge began providing on January 1, 2022.
Insurance Premiums. Insurance premiums increased by $0.9 million, or 34%, largely due to the increase in AUM.
Other Asset Management and Property Income. Other asset management and property income increased by $2.9 million, or 188%, primarily due to an increase in other income driven by the growth in AUM.

Investment income

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2022	2021
Investment income:
Performance allocations:
Realized	$22,308	$30,999	$(8,691)	(28)%
Unrealized	(16,367)	53,042	(69,409)	(131)%
Earnings from investments in real estate	818	823	(5)	(1)%
Total investment income	$6,759	$84,864	$(78,105)	(92)%
Performance allocations. Net performance allocations decreased by $78.1 million, or 93%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Realized	Unrealized	Realized	Unrealized
BMF III GP	$19,805	$(21,084)	$28,389	$(15,956)
BDS III GP	2,176	(8,358)	2,610	3,502
BDS IV GP	—	(5,717)	—	2,474
BDS II GP	327	(1,792)	—	7,209
BWH I GP	—	(195)	—	19,740
BAMBS GP	—	(155)	—	(969)
BOF I GP	—	—	—	(6,268)
BSH III GP	—	182	—	—
BNLI GP	—	922	—	—
BLV I GP	—	1,244	—	—
BOF II GP	—	1,858	—	1,259
BWH II GP	—	2,724	—	943
BMF IV GP	—	4,912	—	41,108
BSFR IV GP	—	9,092	—	—
Total	$22,308	$(16,367)	$30,999	$53,042
For the three months ended September 30, 2022 and 2021, realized gains were primarily related to dispositions in Bridge Multifamily Fund III. Unrealized performance income allocation is recorded one quarter in arrears, and as such the unrealized performance allocation income for the three months ended September 30, 2022 and 2021 reflects asset valuations as of June 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, the decrease in unrealized performance allocations was largely due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Fund III during the third quarter of 2022 compared to 2021, and the related reversal of unrealized performance allocation income, coupled with market appreciation from properties within our multifamily and workforce and affordable housing real estate equity funds that was recognized during the third quarter of 2021. These decreases were partially offset by market appreciation recognized in the third quarter of 2022 related to properties in Bridge Single-Family Rental Fund IV.

Expenses

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2022	2021
Expenses:
Employee compensation and benefits	$54,968	$31,763	$23,205	73%
Performance allocations compensation:
Realized gains	1,321	1,855	(534)	(29)%
Unrealized gains	3,789	2,682	1,107	41%
Loss and loss adjustment expenses	2,204	1,429	775	54%
Third-party operating expenses	6,125	11,581	(5,456)	(47)%
General and administrative expenses	10,685	6,703	3,982	59%
Depreciation and amortization	703	699	4	1%
Total expenses	$79,795	$56,712	$23,083	41%
Employee Compensation and Benefits. Employee compensation and benefits increased by $23.2 million, or 73%, largely due to a $16.0 million increase in salaries, bonuses and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, including the launch of the SFR platform upon consummation of the GBC Acquisition in January 2022. An additional increase of $7.2 million was attributed to Restricted Stock and RSUs that were issued concurrent with the IPO in July 2021 and for awards granted in January 2022 and the additional expense related to the 2022 profits interests awards granted in the third quarter of 2022.
Performance Allocation Compensation. Net performance allocation compensation increased by approximately $0.6 million, or 13%, due to a $1.1 million increase in unrealized performance allocation compensation offset by a decrease of $0.5 million related to realized performance allocation awards, which is directly correlated to our performance allocations income during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. In addition, the increase was attributed to the carried interest awards issued to certain employees in December 2021.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $0.8 million, or 54%, primarily due to tenant, workers compensation, and general liability losses incurred or paid during the three months ended September 30, 2022 compared to 2021.
Third-party Operating Expenses. Third-party operating expenses decreased by $5.5 million, or 47%, primarily due to leasing commissions incurred during the third quarter of 2021 that did not reoccur in 2022.
General and Administrative Expenses. General and administrative expenses increased by $4.0 million, or 59%, primarily due an increase in insurance, professional services, software licensing fees and travel expenses correlated with the increase in AUM.
Other income (expense)

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2022	2021
Other income (expense)
Realized and unrealized gains, net	$399	$2,565	$(2,166)	(84)%
Interest income	1,904	1,008	896	89%
Interest expense	(4,247)	(2,407)	(1,840)	76%
Total other income (expense)	$(1,944)	$1,166	$(3,110)	(267)%

Realized and Unrealized Gains, Net. Net realized and unrealized gains decreased $2.2 million for the three months ended September 30, 2022, primarily due to unrealized appreciation recognized for certain PropTech investments during the third quarter of 2021 that did not reoccur in 2022.
Interest Income. Interest income increased $0.9 million, or 89%, largely due to additional interest income driven by the increase in interest rates and the weighted-average outstanding cash and cash equivalents between periods and the timing of short-term borrowings by our funds.
Interest expense. Interest expense increased $1.8 million, or 76%, due to the $150 million of private placement notes that funded in July 2022, which have a weighted-average interest rate of 5.05%.
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

	Three Months Ended September 30,
	2022	2021
Non-controlling interests related to General Partners - realized	$12,460	$17,142
Non-controlling interests related to General Partners - unrealized	(14,386)	31,604
Non-controlling interests related to Fund Managers	(1,446)	2,155
Non-controlling interests related to 2019 profits interests awards	159	8,517
Non-controlling interests related to 2020 profits interests awards	1,895	895
Non-controlling interests related to 2021 profits interests awards	$2,699	$587
Total	$1,381	$60,900
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $25.9 million and $138.6 million during the three months ended September 30, 2022 and 2021, respectively.
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

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2022	2021
Revenues:
Fund management fees	$166,176	$105,963	$60,213	57%
Property management and leasing fees	56,683	53,592	3,091	6%
Construction management fees	7,727	5,988	1,739	29%
Development fees	3,037	2,567	470	18%
Transaction fees	51,172	43,475	7,697	18%
Fund administration fees	11,105	—	11,105	N/A
Insurance premiums	8,648	6,446	2,202	34%
Other asset management and property income	9,027	4,664	4,363	94%
Total revenues	$313,575	$222,695	$90,880	41%
Fund Management Fees. Our fee-earning AUM increased from approximately $12.1 billion, or 37%, as of September 30, 2021 to $16.6 billion as of September 30, 2022. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.49% as of both September 30, 2022 and September 30, 2021.
This resulted in an increase in fund management fees of $60.2 million, or 57%, largely due to the launch of new funds in 2021, including Bridge Opportunity Zone Fund IV and Bridge Multifamily Fund V, coupled with Bridge Opportunity Zone Fund V and Bridge Single-Family Rental Fund IV, both of which launched in 2022. These four funds contributed an additional $39.9 million of fund management fees for nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Increased fee-earning AUM was also attributed to capital raises in our other funds, mainly from Bridge Workforce and Affordable Housing Fund II and Bridge Debt Strategies Fund IV, which generated an additional $24.8 million of management fees. These increases were partially offset by reductions in fee-earning AUM, of which $4.5 million was primarily attributed to Bridge Debt Strategies Funds II and III.

Included in fund management fees are one-time catch up fees of $24.9 million for the nine months ended September 30, 2022 compared to one-time catch up fees of $10.4 million for the nine months ended September 30, 2021, which was primarily attributed to Bridge Workforce and Affordable Housing Fund II that launched in 2020 and Bridge Multifamily Fund V, which launched in 2021. The following chart presents the composition of our fund management fees for the nine months ended September 30, 2022 and 2021, respectively (dollar amounts in millions)(1):
(1)Fund management fees for the nine months ended September 30, 2021 excludes fees for those funds launched subsequent to such date.
Property Management and Leasing Fees. Property management and leasing fees increased by $3.1 million, or 6%, primarily due to acquisition of the SFR property management business, which was part of the GBC Acquisition, and an increase in the number of multifamily, workforce and affordable housing, and senior housing properties under management. These increases were partially offset by a reduction in leasing fees recognized in the third quarter of 2021 that did not reoccur in 2022.
Transaction Fees. Transaction fees increased by $7.7 million, or 18%, primarily driven by a $4.0 million increase in due diligence fees attributed to the deployment of $2.2 billion of capital during the nine months ended September 30, 2022. The remaining $3.7 million increase was related to debt origination fees, which were largely due to an increase in acquisitions and mortgage re-financings related to multifamily and single-family rental assets.
Fund Administration Fees. Fund administration fees were $11.1 million during the nine months ended September 30, 2022, for services the Company began providing on January 1, 2022.
Insurance Premiums. Insurance premiums increased by $2.2 million, or 34%, largely due to the increase in AUM.
Other Asset Management and Property Income. Other asset management and property income increased by $4.4 million, or 94%, primarily due to an increase in other income driven by the growth in AUM.

Investment income

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2022	2021
Investment income:
Incentive fees	$—	$910	$(910)	(100)%
Performance allocations:
Realized	64,826	72,184	(7,358)	(10)%
Unrealized	119,611	111,009	8,602	8%
Earnings from investments in real estate	2,109	1,799	310	17%
Total investment income	$186,546	$185,902	$644	—%
Performance allocations. Net performance allocations increased by $1.2 million, or 1%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$110,376	$—	$70,097
BWH I GP	—	25,808	—	29,707
BWH II GP	—	12,019	—	943
BSFR IV GP	—	9,092	—	—
BOF II GP	—	6,274	—	2,117
BNLI GP	—	1,617	—	—
BLV I GP	—	1,244	—	—
BSH III GP	—	182	—	—
BDS I GP	—	—	—	35
BOF I GP	—	(65)	—	(9,738)
BAMBS GP	—	(863)	—	(280)
BDS II GP	3,123	(3,746)	—	15,437
BDS IV GP	493	(3,563)	—	3,423
BDS III GP	9,780	(15,859)	18,203	18,829
BMF III GP	51,430	(22,905)	53,981	(19,561)
Total	$64,826	$119,611	$72,184	$111,009
The unrealized performance income allocation is recorded one quarter in arrears, and as such the performance allocation income for the nine months ended September 30, 2022 and 2021 reflects asset valuations as of June 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, the increase in unrealized performance allocation was largely due to market appreciation from properties within our multifamily, workforce and affordable housing, single-family rental, and commercial office real estate equity funds, and includes the reversal of realized performance allocation income during the third quarters of both 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the realized performance allocations were primarily related to dispositions in our Bridge Multifamily Fund III and Bridge Debt Strategies Fund III.

Expenses

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2022	2021
Expenses:
Employee compensation and benefits	$149,140	$101,220	$47,920	47%
Incentive fee compensation	—	82	(82)	(100)%
Performance allocations compensation:
Realized gains	4,047	6,096	(2,049)	(34)%
Unrealized gains	21,014	10,159	10,855	107%
Loss and loss adjustment expenses	5,395	4,346	1,049	24%
Third-party operating expenses	19,642	26,325	(6,683)	(25)%
General and administrative expenses	29,961	16,196	13,765	85%
Depreciation and amortization	2,223	2,179	44	2%
Total expenses	$231,422	$166,603	$64,819	39%
Employee Compensation and Benefits. Employee compensation and benefits increased by $47.9 million, or 47%, largely due to a $42.4 million increase in salaries, bonuses and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, including the launch of the SFR platform upon consummation of the GBC Acquisition in January 2022. An additional increase of $5.5 million was attributed to Restricted Stock and RSUs that were issued concurrent with the IPO in July 2021 and for those awards granted in January 2022 and the additional expense related to the 2022 profits interests awards granted in the third quarter of 2022. These increases were partially offset by a reduction in share-based compensation expense attributed to the anti-dilutive shares associated with the 2021 profits interests awards that were fully vested upon issuance in the second quarter of 2021.
Performance Allocation Compensation. Performance allocation compensation increased by $8.8 million or 54%, primarily due to a $10.9 million increase in unrealized performance allocation compensation which was offset by a decrease of $2.0 million related to realized performance allocation awards, which is directly correlated to our performance allocations income during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was coupled with the carried interest awards issued to certain employees in December 2021.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $1.0 million, or 24%, primarily due to tenant, workers compensation, and general liability losses incurred or paid during the nine months ended September 30, 2022 compared to 2021.
Third-party Operating Expenses. Third-party operating expenses decreased by $6.7 million, or 25%, primarily due to leasing commissions from commercial real estate in the Atlanta region during 2021, which did not reoccur in 2022.
General and Administrative Expenses. General and administrative expenses increased by $13.8 million, or 85%, primarily due an increase in insurance, professional services, software licensing fees and travel costs correlated to the increase in AUM.

Other income (expense)

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2022	2021
Other income (expense)
Realized and unrealized gains (losses), net	$4,315	$8,663	$(4,348)	(50)%
Interest income	4,466	2,172	2,294	106%
Interest expense	(8,769)	(6,547)	(2,222)	34%
Total other income	$12	$4,288	$(4,276)	(100)%
Realized and Unrealized Gains. Net realized and unrealized gains decreased $4.3 million, or 50%, for the nine months ended September 30, 2022, primarily due to unrealized appreciation recognized on certain other investments during the nine months ended September 30, 2021 that did not reoccur during the nine months ended September 30, 2022.
Interest Income. Interest income increased $2.3 million, or 106%, largely due to the timing of short-term borrowings by the funds and additional interest income driven by the increase interest rates and in the weighted-average outstanding cash and cash equivalents between periods.
Interest expense. Interest expense increased $2.2 million, or 34%, due to the $150 million of private placement notes that funded in July 2022, which have a weighted-average interest rate of 5.05%.
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

	Nine Months Ended September 30,
	2022	2021
Non-controlling interests related to General Partners - realized	$36,962	$17,142
Non-controlling interests related to General Partners - unrealized	48,701	31,605
Non-controlling interests related to Fund Managers	(4,052)	5,652
Non-controlling interests related to 2019 profits interests awards	202	14,676
Non-controlling interests related to 2020 profits interests awards	2,812	1,002
Non-controlling interests related to 2021 profits interests awards	3,217	586
Total	$87,842	$70,663
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $138.6 million and $43.9 million during the nine months ended September 30, 2022 and 2021, respectively.
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
Distributable Earnings differs from net income before provision for income taxes, computed in accordance with GAAP in that it does not include depreciation and amortization, unrealized performance allocations and related compensation expense, unrealized gains (losses), share-based compensation, net income attributable to non-controlling interests, charges (credits) related to corporate actions and non-recurring items. Such items, where applicable, include: charges associated with acquisitions or strategic investments, changes in the TRA liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Distributable Earnings is not a measure of performance calculated in accordance with GAAP. Although we believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance, the use of Distributable Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” prepared in accordance with GAAP. Our calculations of Distributable Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.
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

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$32,241	$118,882	$254,126	$242,841
Income tax provision	3,203	2,607	14,585	3,441
Income before provision for income taxes	35,444	121,489	268,711	246,282
Depreciation and amortization	703	699	2,223	2,179
Less: Unrealized performance allocations	16,367	(53,042)	(119,611)	(111,009)
Plus: Unrealized performance allocations compensation	3,789	2,682	21,014	10,159
Less: Unrealized (gains) losses, net	(387)	(2,566)	(4,350)	(8,662)
Plus: Share-based compensation	9,624	2,453	23,442	17,917
Less: Net income attributable to noncontrolling interests in subsidiaries	(3,307)	(12,154)	(2,180)	(21,916)
Less: Net realized performance allocations attributable to non-controlling interests	(12,460)	(17,142)	(36,962)	(17,142)
Distributable Earnings attributable to the Operating Company	49,773	42,419	152,287	117,808
Realized performance allocations and incentive fees	(22,308)	(30,999)	(64,826)	(73,094)
Realized performance allocations and incentive fees compensation	1,321	1,855	4,047	6,178
Net realized performance allocations to non-controlling interests	12,460	17,142	36,962	17,142
Net insurance income (loss)	(1,183)	(1,101)	(3,253)	(2,100)
(Earnings) losses from investments in real estate	(818)	(823)	(2,109)	(1,799)
Net interest (income) expense and realized (gain) loss	2,323	1,381	4,304	4,316
Less: Net income attributable to noncontrolling interests in subsidiaries	3,307	12,154	2,180	21,916
Total Fee Related Earnings	44,875	42,028	129,592	90,367
Less: Total Fee Related Earnings attributable to non-controlling interests	(3,307)	(12,154)	(2,180)	(21,916)
Total Fee Related Earnings attributable to the Operating Company	$41,568	$29,874	$127,412	$68,451

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fund-level fee revenues
Fund management fees	$64,096	$40,576	$166,176	$105,963
Transaction fees	11,532	21,907	51,172	43,475
Total net fund-level fee revenues	75,628	62,483	217,348	149,438
Net earnings from Bridge property operators	1,294	4,969	6,341	9,049
Development fees	986	1,018	3,037	2,567
Fund administration fees	3,808	—	11,105	—
Other asset management and property income	4,413	1,533	9,027	4,664
Fee Related Revenues	86,129	70,003	246,858	165,718
Cash-based employee compensation and benefits	(34,242)	(23,173)	(96,901)	(64,885)
Net administrative expenses	(7,012)	(4,802)	(20,365)	(10,466)
Fee Related Expenses	(41,254)	(27,975)	(117,266)	(75,351)
Total Fee Related Earnings	44,875	42,028	129,592	90,367
Fee Related Earnings margin	52%	60%	52%	55%
Net income attributable to non-controlling interests in Operating Company subsidiaries	(3,307)	(12,154)	(2,180)	(21,916)
Total fee related earnings to the Operating Company	41,568	29,874	127,412	68,451
Realized performance allocations and incentive fees	22,308	30,999	64,826	73,094
Realized performance allocations and incentive fees compensation	(1,321)	(1,855)	(4,047)	(6,178)
Net realized performance allocations attributable to non-controlling interests	(12,460)	(17,142)	(36,962)	(17,142)
Net insurance income	1,183	1,101	3,253	2,100
Earnings from investments in real estate	818	823	2,109	1,799
Net interest income (expense) and realized gain (loss)	(2,323)	(1,381)	(4,304)	(4,316)
Distributable Earnings attributable to the Operating Company	$49,773	$42,419	$152,287	$117,808

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our consolidated and combined statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash-based employee compensation and benefits	$34,242	$23,173	$96,901	$64,885
Compensation expense of Bridge property operators	11,102	6,137	28,797	18,418
Share-based compensation	9,624	2,453	23,442	17,917
Employee compensation and benefits	$54,968	$31,763	$149,140	$101,220

Administrative expenses, net of Bridge property operators	$7,012	$4,802	$20,365	$10,466
Administrative expenses of Bridge property operators	3,673	1,901	9,596	5,730
General and administrative expenses	$10,685	$6,703	$29,961	$16,196

Unrealized gains (losses)	$387	$2,566	$4,350	$8,662
Other expenses from Bridge property operators	(8)	(19)	(34)	(58)
Net interest income (expense) and realized gain (loss)	(2,323)	(1,381)	(4,304)	(4,316)
Total other income (expense)	$(1,944)	$1,166	$12	$4,288
Distributable Earnings and Fee Related Earnings to the Operating Company
Total Fee Related Earnings to the Operating Company increased by $11.7 million, or 39%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, while Distributable Earnings to the Operating Company increased by $7.4 million, or 17%, during the same period due to the following:
•Total Fee Related Revenues increased by $16.1 million, or 23%, principally due to:
◦Fund management fees increased by $23.5 million, or 58%, primarily due to capital raising and timing of deployment of capital for new funds in 2022 and 2021, which increased our fee-earning AUM by 37% compared to our fee-earning AUM at September 30, 2021; and
◦Transaction fees decreased by $10.4 million, or 47%, driven by the deployment of $633.4 million of capital during the three months ended September 30, 2022 compared to $1.3 billion during the three months ended September 30, 2021. The decrease is attributed to reduced volume of real estate transactions due to the current macroeconomic environment, including increasing interest rates and availability of debt financing.
•Net earnings from Bridge property operators decreased by $3.7 million, or 74%, driven by a reduction in leasing commissions that were incurred during 2021 that did not reoccur in 2022, which was partially offset by an increase in the number of managed units which grew from approximately 52,000 units as of September 30, 2021 to approximately 65,000 units as of September 30, 2022.
•Fee Related Expenses increased by $13.3 million, or 47%, principally due to:
◦Cash-based employee compensation and benefits increased by $11.1 million, or 48%, primarily due to increased headcount driven by the 37% increase in our fee-earning AUM and new investment strategies launched in 2021 and 2022; and
◦Net administrative expenses increased by $2.2 million, or 46%, primarily due to higher insurance and professional fees related to being a publicly traded company after the IPO in July of 2021.
•Net of related compensation and non-controlling interest allocations, realized performance allocations and incentive fees decreased by $3.5 million or 29%, compared to 2021, due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III.

Total Fee Related Earnings to the Operating Company increased by $59.0 million, or 86%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, while Distributable Earnings to the Operating Company increased by $34.5 million, or 29%, during the same period due to the following:
•Total Fee Related Revenues increased by $81.1 million, or 49%, principally due to:
◦Fund management fees increased by $60.2 million, or 57%, primarily due to capital raising and timing of deployment of capital for new funds in 2022 and 2021 which increased our fee-earning AUM by 37% compared to fee-earning AUM at September 30, 2021; and
◦Transaction fees increased by $7.7 million, or 18%, driven by the deployment of $2.2 billion of capital primarily for multifamily and workforce and affordable housing assets and debt investments.
•Net earnings from Bridge property operators decreased by $2.7 million, or 30%, driven by a reduction in leasing commissions incurred during 2021 that did not reoccur in 2022, which was partially offset by the number of managed units which grew from approximately 52,000 units as of September 30, 2021 to approximately 65,000 units as of September 30, 2022.
•Fee Related Expenses increased by $41.9 million, or 56%, principally due to:
◦Cash-based employee compensation and benefits increased by $32.0 million, or 49%, primarily due to increased headcount driven by the 37% increase in our fee-earning AUM and new investment strategies launched in 2021 and 2022; and
◦Net administrative expenses increased by $9.9 million, or 95%, primarily due to higher insurance and professional fees related to being a publicly traded company after the IPO.
•Net of related compensation, realized performance allocations and incentive fees decreased by $5.3 million, or 8%, compared to 2021, due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds III. The results for 2021 prior to the IPO in July 2021 included 100% of the net realized performance allocations and incentive fees as the financial statements were combined with the respective Bridge GPs. Post-IPO, the amount is shown net of the realized general partner non-controlling interest component of $37.0 million for 2022 compared to $17.1 million in 2021. Taking into consideration this non-controlling interest, the realized performance allocations and incentive fees, net of related compensation, decreased by $25.2 million or 51%.
Liquidity and Capital Resources
Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include cash generated by our operating activities, cash and funds available under our credit sources, along with the proceeds from the IPO and Private Placement Notes, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financial covenants that could restrict our operations. We operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.
As of September 30, 2022 and December 31, 2021, we had total assets of $1,179.4 million and $846.3 million, respectively, which included $191.5 million and $78.4 million of cash and cash equivalents, respectively, and total liabilities of $516.4 million and $296.6 million, respectively. There were no borrowings outstanding under our revolving credit facility. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.

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
We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to investors in our funds that are not reflected in our condensed consolidated and combined financial statements. Refer to Note 17, “Commitments and Contingencies” and Note 18, “Variable Interest Entities” to our condensed consolidated and combined financial statements included elsewhere in this quarterly report on Form 10-Q for additional information on commitments and contingencies and variable interest entities, respectively.
The following table presents a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$182,442	$152,861
Net cash (used in) provided by investing activities	(12,586)	14,101
Net cash used in financing activities	(53,269)	(80,528)
Net increase in cash, cash equivalents, and restricted cash	$116,587	$86,434
Operating Activities
Cash provided by operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance allocations and incentive fees, the related non-cash performance allocations and incentive fee related compensation expense, non-cash investment income, non-cash share-based compensation, depreciation, amortization and impairments, and the effect of changes in working capital and other activities. Operating cash inflows primarily included the receipt of management fees, property management and leasing fees, and realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general and administrative expenses.
For the nine months ended September 30, 2022 — cash provided by operating activities was $182.4 million, primarily consisting of net income of $254.1 million offset by adjustments for non-cash items of $77.6 million and cash provided by operating assets and liabilities of $5.9 million. Adjustments for non-cash items primarily consisted of $119.6 million unrealized performance allocations and $3.2 million of equity in income from equity method investments, which was offset by $23.4 million of share-based compensation and $21.0 million of unrealized accrued performance allocations compensation.
For the nine months ended September 30, 2021 — cash provided by operating activities was $152.9 million, consisting of net income of $242.8 million and adjustments for non-cash items of $89.2 million, offset by cash provided by operating assets and liabilities of $0.7 million. Adjustments for non-cash items primarily consisted of $111.0 million of unrealized performance allocations, $7.8 million of earnings on equity investments, partially offset by $17.9 million of share-based compensation amortization.
Investing Activities
Our investing activities primarily consist of lending to affiliate entities and investing activities related to our investments in Bridge Agency MBS Fund and in certain PropTech companies.
For the nine months ended September 30, 2022 — net cash used in investing activities of $12.6 million primarily consisted of $451.2 million in collections of notes receivable related to our lending activities to affiliate entities, which was offset by issuances of notes receivables of $377.4 million, $74.9 million for purchases of investments, and $15.1 million used for the GBC Acquisition.

For the nine months ended September 30, 2021 — net cash provided by investing activities of $14.1 million primarily consisted of $409.6 million from the collections of notes receivable related to our lending activities to affiliate entities, which was offset by issuances of notes receivables of $385.2 million and $10.7 million for purchases of investments.
Financing Activities
Our financing activities primarily consist of distributions to our members and shareholders as well as borrowings associated with our private placement notes and revolving credit facility, and at times proceeds from issuances of our common stock.
For the nine months ended September 30, 2022 — net cash used in financing activities of $53.3 million was largely due to $177.7 million of distributions paid to non-controlling interests and $22.4 million of dividends paid to our Class A common stockholders, the payment of deferred financing costs related to the new Credit Facility entered into in June 2022 and the 2022 Private Placement Notes. These cash outflows were offset by $150.0 million in proceeds received from our 2022 Private Placement Notes.
For the nine months ended September 30, 2021 — Net cash used in financing activities of $80.5 million was primarily due to the distributions to the Operating Company’s members of $176.3 million, which included a special dividend of $75.0 million, and to non-controlling interests of $41.3 million. In addition, we paid $158.1 million for the purchase of interests in the Operating Company in connection with the IPO. These uses of funds were partially offset by net proceeds of $295.4 million from the issuance of common stock in the IPO.
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
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.50% to 3.00% over the Term Secured Overnight Financing Rate (“SOFR”) as determined by the Operating Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.75% to 2.25% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.20%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreement, but require paydown at least once annually.
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
The weighted-average interest rate in effect for the Credit Facility as of September 30, 2022 was 5.30%. As of September 30, 2022, there was no outstanding balance on the Credit Facility.
In July 2020, we entered into a secured revolving line of credit, (“Line of Credit”), with an aggregate borrowing capacity of $75.0 million. Borrowings under the Line of Credit accrued interest at LIBOR plus 2.25%. The Line of Credit was to mature on July 22, 2022, however it was terminated in June 2022 in conjunction with the new Credit Agreement.
Private Placement Notes
On July 22, 2020, the Operating Company entered into a note purchase agreement with various lenders, pursuant to which the Operating Company issued private placement notes in two tranches with an aggregate principal amount of $150.0 million (the “2020 Private Placement Notes”). Net proceeds from the 2020 Private Placement Notes were $147.7 million, net of arrangement fees and other expenses. A portion of the proceeds were used to repay the outstanding balances on a prior credit facility. The 2020 Private Placement Notes have two tranches, a five-year 3.9% fixed rate that matures on July 22, 2025, and a seven-year 4.15% fixed rate that matures on July 22, 2027.

On June 3, 2022, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of senior notes in a private placement with a weighted-average interest rate of 5.05% as of the issuance date. The transaction consisted of $75 million of 5.00% notes with a ten-year term maturing on July 12, 2032, and $75 million of 5.10% notes with a twelve-year term maturing on July 12, 2034 (the “2022 Private Placement Notes” and together with the 2020 Private Placement Notes, the “Private Placement Notes”).
Under the terms of the Private Placement Notes, certain of the Operating Company’s assets are pledged as collateral. The Private Placement Notes contain covenants that, among other things, limit the Operating Company’s ability to: incur indebtedness; create, incur or allow liens; merge with other companies; engage in new or different lines of business; and engage in transactions with affiliates. The Private Placement Notes also contain financial covenants requiring the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million and (3) minimum quarterly EBITDA of $15.0 million and minimum EBITDA for the trailing four fiscal quarters of $80.0 million.
Debt Covenants
As of September 30, 2022 and December 31, 2021, the Company was in full compliance with all debt covenants.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated and combined financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021 and Note 2, “Significant Accounting Policies,” to our consolidated and combined financial statement for the year ended December 31, 2021. There have been no significant changes in our critical accounting estimates during the quarter ended September 30, 2022.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, refer to Note 2, “Significant Accounting Policies” in our condensed consolidated and combined financial statements.
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
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.2 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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
Interest Rate Risk
As of September 30, 2022, we had cash of $117.5 million deposited in non-interest bearing accounts and $74.0 million deposited in an interest bearing account, with limited to no interest rate risk. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Liquidity Risk
See the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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
There were no unregistered equity securities sold from July 1, 2022 to September 30, 2022.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On November 7, 2022, the Company entered into amended and restated employment agreements with each of the executive directors of the Company to reflect terms in the Company’s executive emeritus policy, including availability of continued eligibility for regularly scheduled vesting of equity interests following retirement, subject to compliance with the terms set forth in such policy. Copies of the amended employment agreements are filed as Exhibits 10.1-10.4 to this quarterly report on Form 10-Q.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.1
3.2	Amended and Restated Bylaws of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock	S-1/A	7/2/21	4.1
10.1#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Robert Morse				X
10.2#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Jonathan Slager				X
10.3#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Adam O’Farrell				X
10.4#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Dean Allara				X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.SCH*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.CAL*	Inline XBRL Taxonomy Extension Schema Document				X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: November 9, 2022	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Katherine Elsnab
Katherine Elsnab
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)