Form 10-K
period 2022-12-31
Bridge Investment Group Holdings Inc.
filed 2023-02-27
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $357.0 million.
As of February 22, 2023, the registrant had 32,641,060 shares of Class A common stock ($0.01 par value per share) outstanding and 85,301,127 shares of Class B common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference information from the Registrant’s definitive proxy statement related to the 2023 annual meeting of stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), about, among other things, our operations, taxes, earnings and financial performance, and dividends. All statements other than statements of historical facts contained in this report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, fund performance and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “outlook,” “indicator,” “may,” “will,” “should,” “expects,” “plans,” “seek,” “anticipates,” “plan,” “forecasts,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward looking statements are not guarantees of future performance and are subject to known and unknown risks, assumptions and uncertainties that are difficult to predict and beyond our ability to control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results, performance or achievements may prove to be materially different from the results expressed or implied by the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
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
CERTAIN DEFINITIONS
As used in this annual report on Form 10-K, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Bridge,” “Bridge Investment Group” and similar references refer: (1) following the consummation of the Transactions, including our initial public offering, to Bridge Investment Group Holdings Inc., and, unless otherwise stated, all of its subsidiaries, including Bridge Investment Group Holdings LLC (the “Operating Company”) and, unless otherwise stated, all of the Operating Company’s subsidiaries, and (2) prior to the completion of the IPO, to the Operating Company and, unless otherwise stated, all of the Operating Company’s subsidiaries and the Contributed Bridge GPs.
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
•“Bridge GPs” refers to the following entities:
•Bridge Office Fund GP LLC (“BOF I GP”)
•Bridge Office Fund II GP LLC (“BOF II GP”)
•Bridge Office Fund III GP LLC (“BOF III GP”)
•Bridge Seniors Housing & Medical Properties Fund GP LLC (“BSH I GP”)
•Bridge Seniors Housing & Medical Properties Fund II GP LLC (“BSH II GP”)
•Bridge Seniors Housing Fund III GP LLC (“BSH III GP”)
•Bridge Opportunity Zone Fund GP LLC (“BOZ I GP”)
•Bridge Opportunity Zone Fund II GP LLC (“BOZ II GP”)
•Bridge Opportunity Zone Fund III GP LLC (“BOZ III GP”)
•Bridge Opportunity Zone Fund IV GP LLC (“BOZ IV GP”)
•Bridge Opportunity Zone Fund V GP LLC (“BOZ V GP”)
•Bridge MF&CO Fund III GP LLC (“BMF III GP”)
•Bridge Multifamily Fund IV GP LLC (“BMF IV GP”)
•Bridge Multifamily Fund V GP LLC (“BMF V GP”)
•Bridge Workforce and Affordable Housing Fund GP LLC (“BWH I GP”)
•Bridge Workforce and Affordable Housing Fund II GP LLC (“BWH II GP”)
•Bridge Debt Strategies Fund GP LLC (“BDS I GP”)
•Bridge Debt Strategies Fund II GP LLC (“BDS II GP”)
•Bridge Debt Strategies Fund III GP LLC (“BDS III GP”)
•Bridge Debt Strategies Fund IV GP LLC (“BDS IV GP”)
•Bridge Agency MBS Fund GP LLC (“BAMBS GP”)
•Bridge Net Lease Income Fund GP LLC (“BNLI GP”)
•Bridge Logistics U.S. Venture I GP LLC (“BLV I GP”)
•Bridge Logistics Value Fund II GP LLC (“BLV II GP”)
•Bridge Logistics Developer GP LLC (“BLD GP”)
•Bridge Single-Family Rental Fund IV GP LLC (“BSFR IV GP”)
•Bridge Solar Energy Development Fund GP LLC (“BSED GP”)
•Bridge Investment Group Ventures Fund GP LLC (“BIGVF GP”)
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
•“Contributed Bridge GPs” refers to the following entities:
•BOF I GP
•BOF II GP
•BSH I GP
•BSH II GP
•BSH III GP
•BOZ I GP
•BOZ II GP
•BOZ III GP
•BOZ IV GP
•BMF III GP
•BMF IV GP
•BWH I GP
•BWH II GP
•BDS II GP
•BDS III GP
•BDS IV GP
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
•“Transactions” refers to the IPO and certain organizational transactions that were effected in connection with the IPO, and the application of the net proceeds therefrom. Refer to Note 1, “Organization,” in the consolidated and combined financial statements included in this annual report on Form 10-K for a description of the Transactions.

RISK FACTOR SUMMARY
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item IA. Risk Factors.”
•The historical performance of our fund investments may not be indicative of the future results of our fund investments.
•The substantial growth of our business in recent years may be difficult to sustain in the future.
•Valuation methodologies for certain assets held by our funds and other vehicles can be subject to significant subjectivity, and the values of assets may not be the same when realized.
•Our revenues are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate, including, among other risks, environmental liabilities.
•The success of our business depends on the identification and availability of suitable investment opportunities for our funds.
•Difficult economic, market and political conditions may adversely affect our businesses.
•Our ability to retain our senior leadership team and attract additional qualified investment professionals is critical to our success.
•We intend to expand our business and may enter into new investment asset classes, new lines of business and/or new markets.
•Defaults by investors in our funds could adversely affect that fund’s operations and performance.
•A public health crisis or global outbreak of disease may affect our operations and financial performance and the investment returns of our funds.
•Fund investors may be unwilling to commit new capital to our funds.
•The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.
•Cybersecurity risks and data security breaches could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses.
•The investment management business is intensely competitive.
•Increased government regulation, compliance failures and changes in law or regulation could adversely affect us and the operation of our funds.
•Because our principal asset is our interest in the Operating Company, we depend on distributions from the Operating Company to pay our taxes and expenses and to pay dividends to holders of our Class A common stock.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
•We are subject to increasing scrutiny with respect to climate change and the environmental, social and governance impact of investments made by our funds.

PART I
Item 1. Business
Overview
We are a leading, vertically integrated real estate investment manager, diversified across specialized asset classes, with approximately $43.3 billion of AUM as of December 31, 2022. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns and our successful efforts to develop an array of investment platforms focused on sectors of the U.S. real estate market that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of global institutions and individual investors across our investment strategies.
As of December 31, 2022, we employed approximately 2,250 people primarily located at our corporate offices in Utah, New York, California, Florida, Georgia and Virginia and at our properties throughout the U.S. Additionally, we have approximately 2,900 professionals employed through a professional employment organization at sites managed by Bridge Senior Living, all of whom are property professionals expensed via our managed vehicles. Our employees and professionals are integral to our culture of integrity, professionalism and excellence. We believe hiring, training and retaining talented individuals, coupled with our rigorous investment process, has supported our excellent investment record over many years. This record, in turn, has enabled us to innovate into new strategies, drive growth and better serve our fund investors and shareholders. In 2022, we launched our Single-Family Rental (“SFR”), Renewable Energy, and Property Technology (“PropTech”) investment platforms.
We employ a specialized, vertically integrated model spanning 12 investment platforms across real estate equity and debt strategies. Our vertically integrated approach includes investment professionals as well as employees who perform active asset management, property management, leasing, and construction management functions. By directly operating the properties that we acquire or develop, we are able to find opportunities to generate significant alpha at the asset level, creating a key competitive advantage to drive returns for our fund investors. This high-touch owner-operator approach, which we have refined over decades, provides a difficult to replicate, data-driven investment strategy. With respect to our equity investment strategies, we aim for high visibility into precisely how we will execute on and operate a given asset at the time of acquisition. In our Debt Strategies platform, we leverage that same execution-focused discipline to validate and underwrite credit investments, frequently collaborating with our local market teams in the investment phase.
We currently operate across 36 states, and we focus our investment activity in the U.S. markets that we believe exhibit the strongest growth potential, as determined by rigorous data-driven analytics conducted by our dedicated research team. We have a leading presence in many attractive subsectors of U.S. real estate in both primary and secondary markets. Our investment teams consist of specialized, experienced professionals who bring deep sector knowledge across economic cycles. Investment team collaboration combined with our on-the-ground resources and local market teams provides us with extensive and unique deal flow across our target markets. Our intensive underwriting and investment processes benefit from this collaborative effort to support rigorous physical, financial and analytical due diligence.
We are focused on a differentiated and socially responsible approach to investing and operating our assets. Our onsite presence at our properties allows us to create positive, constructive relationships with residents and tenants, and to differentiate Bridge real estate assets from other properties. By making improvements that residents and tenants value, often with an emphasis on social and community programming, Bridge prides itself on community revitalization. Further, we seek to make improvements that limit our impact on the environment. For example, in 2022, we launched our Renewable Energy investment platform in partnership with Lumen Energy Inc. (“Lumen”), a leader in the clean energy software and energy project development process technology space. We believe that our national footprint and local expertise, combined with Lumen’s data-driven technology, will streamline the analysis and implementation of renewable energy infrastructure in the high-demand commercial market. This partnership is expected to offer design, procurement, construction and operation of renewable energy projects on properties owned by Bridge-managed funds and third-party assets. Community, sustainability and resource reduction are incorporated into our decisions. As an operator, we seek to offer residents and tenants far more than just “four walls and a roof.” We are a signatory of the United Nations Principles for Responsible Investment (“UNPRI”), and are seeking to incorporate environmental, social and governance issues into our investment analysis and decision-making processes. We believe this will improve long-term, risk-adjusted returns for our fund investors and deliver to our tenants and residents what they need and want.

Our distribution efforts span both retail and institutional channels and are led by our senior management, investment professionals and a dedicated team of global investor service professionals. We established our retail distribution channel through our first wirehouse distribution relationship in 2012, and we believe our tenured presence with distribution partners, including wirehouse banks and Registered Investment Advisers (“RIAs”), affords us the opportunity to continue growing our AUM from “qualified purchaser” retail investors. Our institutional fundraising and fund investor service efforts are high-touch, and we manage capital on behalf of many of the world’s leading global allocators of private market capital. Because of our multiple platforms and strategies, we are frequently in front of our fund investors to maintain and expand these relationships, and we communicate in a detailed and transparent way with our fund investors. The combination of strong investment returns and regular, intensive communications has created strong loyalty and repeat investments from leading institutional investors. Our focus on performance, detailed and transparent communication, and responsiveness are among the factors that differentiate our fund investor relations approach.
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
Market Opportunity
We believe our position as a leading real estate investment manager and expertise in investing in multiple real estate sectors positions us to capitalize on favorable market trends, such as:
Growth in Institutional Wealth Driving Increasing Demand for Real Estate Investment Opportunity. We operate in the large and growing real estate investment management industry, which we believe represents one of the most attractive segments within the broader asset management industry. According to PricewaterhouseCoopers’ 2022 report, Asset and wealth management revolution: Exponential expectations for ESG (the “PwC 2022 Report”), total global AUM is expected to grow from approximately $127.5 trillion in 2021 to approximately $165.9 trillion in 2026 in all asset classes, implying a compounding annual growth rate (“CAGR”), of approximately 5.4%. Investments in alternative assets are projected to grow even more significantly, from $16.4 trillion to $22.3 trillion over the same timeframe, representing a CAGR of 6.4%, according to PwC Global ESG and AWM Market Research Center, Lipper, and Preqin Ltd. Within alternatives, real estate represents one of the largest asset classes in North America. According to the National Association of Real Estate Investment Trusts (“Nareit”), the total size of the commercial real estate market was estimated to be $20.7 trillion in 2021. We believe investors view allocations to private real estate investments as essential for obtaining diversified exposure to income and growth.
Real Estate Investments Offer Opportunity for Yield in a Low-Rate Environment. We believe yield-oriented strategies, such as certain real estate equity and debt investment strategies, have the potential to generate significant current income and attract investor capital because of their defensive characteristics that may provide returns with less volatility and lower loss ratios than can be achieved via investments in markets outside real estate. In addition to seeking attractive absolute and relative returns, we believe institutional investors have been increasing their allocations to the real estate asset class to attain stable income, low volatility and diversification relative to traditional public market investments.

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
Diversified and Synergistic Business Model Spanning 12 Investment Platforms. Our 12 investment platforms are highly synergistic, working together to provide us a competitive advantage through differentiated underwriting capabilities, enhanced collaboration to increase deal flow via locally based teams across a broad set of markets. Our investment platforms are incentivized to develop and share best practices and are enhanced by our fully scaled corporate infrastructure, with full integration and in-house capabilities across debt capital markets, risk management, procurement and client solutions, which provide a competitive advantage and enhance the economic proposition for fund investors.
We believe this model benefits all our investment platforms. For example, our multifamily property managers conduct physical due diligence on assets relating to potential loan investments by our Debt Strategies platform, and we often underwrite office and SFR assets in markets where we have significant on-the-ground multifamily experience.
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
National Reach with Local Expertise. We believe that our extensive nationwide footprint of locally based teams allows us to identify attractive opportunities on a bottom-up basis in our target markets, providing us enhanced deal flow and contributing to our ability to underwrite deals in specific sub-markets due to our locally sourced knowledge. In addition, our relationships with national brokerage houses across markets and sectors and our relationships with other large institutional property owners allow us to stay abreast of market trends and execute transactions. Our deep local sub-market presence and strong reputation for closing transactions allow us to maintain a robust pipeline of transactions and deal flow.
Proven Record of Fundraising Success with a Loyal Investor Base. We benefit from a diverse investor base with a large number of investors, many of whom have invested in several of our managed vehicles. Approximately 58% of Bridge fund investors (including each wirehouse platform as a single investor) have invested in multiple strategies and approximately 74% are repeat investors. Our experienced Client Solutions Group raises capital and maintains deep relationships with key institutional segments (e.g., sovereign wealth funds, pension funds and insurance companies) as a complement to our extensive wealth management relationships, which span most of the largest wirehouses in the United States. Our Client Solutions Group has a proven history of raising capital and driving growth across new products, platforms and investment teams, having raised an average of $3.6 billion of equity capital per year for the past five years.
High Proportion of Recurring Fees and “Sticky” Contractual Revenue Streams from Long-Duration Capital. We have worked diligently to grow our base of recurring revenue and raise long-duration capital. We have successfully executed this endeavor through a number of closed-end funds, in which investors withdraw capital only at the end of the fund term, which generally ranges from eight-to-ten year terms, which may be extended in certain circumstances. All but two of our current funds are closed-end funds, with average lifespans at inception of eight years or more, in which investors’ contributions are locked in throughout the life of the fund.

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
In most of our equity funds we also generate property management fees, construction management and development fees, mortgage brokerage fees, due diligence fees, fund administration fees, and certain other ancillary revenue. These fee streams are contractual and are in some cases tied to the duration of the managed vehicles, providing additional stability and visibility to our revenues and earnings. Following a capital raise, we have a high degree of visibility into the growth of these contractual fee streams. We believe these fees are mutually beneficial to us and our fund investors because we provide these ancillary services at or below market rates and drive better execution by using our size, scale and expertise for our fund investors’ benefit.
Long-tenured Senior Management Team with High Alignment and Support of Deep and Talented Employee Pool. We are a people business and focus on consistently recruiting highly qualified people and empowering them to reach their full potential. We are led by over 30 active senior managing directors, many of whom have worked together for decades. Our owners, employees and affiliates have made, in the aggregate since the inception of Bridge Multifamily Fund I in 2009, capital commitments of over $625 million to our managed funds as of December 31, 2022, helping ensure an alignment of interests with our fund investors. In addition to the ownership interests held by our senior managing directors, certain employees are also eligible to receive share-based compensation to further align the interests of our employees with our shareholders and cultivate a strong sense of ownership and commitment to our Company.
Our nationwide team possesses extensive real estate, investment, operational, capital markets and transactional expertise that cumulatively drives alpha generation at the asset level. We have grown from an employee base of under 1,000 in 2015 to approximately 2,250 current employees (including approximately 1,500 employees who operate our properties but not including employees of a professional employer organizations at certain properties) and have developed a strong internal culture and external brand reputation. Our culture of excellence, accountability, teamwork and collaboration allows employees to thrive in every aspect of their professional lives. We are committed to promoting an environment that fosters each employee’s professional growth and investing in each of our employees through target professional advancement (including tuition reimbursement), mentorship and leadership development. We believe in connecting the right people with the right opportunities to help them drive their careers at Bridge.
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
Growth Strategy
We have successfully grown via both organic and inorganic expansion throughout our history. As we continue to expand our business, we intend to create value for our shareholders by seeking to:
Continue to Strengthen and Expand Our Fund Investor Network
We believe our existing fund investors and distribution channels will continue to allocate assets to real estate strategies in the near-term, while seeking experienced, sector-specific asset managers to execute their real estate investment strategy. Throughout our history, we have invested in and grown both our in-house and third-party distribution networks. Accordingly, we intend to grow our business by expanding our relationships with existing fund investors and by attracting new fund investors who value our established operating platform, sharpshooter investment strategies, and performance history.

Expand Our Product Offerings Across the Risk-Return Spectrum
We believe our vertically integrated platform will allow us to add complementary investment products intended to meet differing risk profiles and current yield and return objectives, for existing and new fund investors. At the same time, we believe that our significant access to potential investment opportunities, integrated market research, and financing and operational capabilities will enable us to efficiently source and manage attractive investments that meet a broader range of investment objectives and strategies. We believe that expansion of both investment style and geography provides an opportunity for meaningful growth within our existing strategies. Within or adjacent to our current investment strategies, for example, we added on to our existing value-add Multifamily strategy by launching our Workforce and Affordable Housing strategy and launched our PropTech and Renewable Energy strategies, each with a different risk-return profile for our fund investors.
Launch New Product Offerings and Strategies Across Real Estate and Adjacent Sectors and Pursue Expanded Investment Geography
A key element of our growth has been our ability to apply our deep expertise in real estate to grow complementary investment strategies in additional real estate and real estate-adjacent sectors that offer attractive fundamentals. We have expanded our product offerings to provide an increasing array of opportunities for investors and a balanced business model that we believe benefits all of our stakeholders. For example, over the last three years, we have launched six new investment strategies. We launched our Agency Mortgage Backed Securities (“Agency MBS”), platform in 2020 and our Net Lease Income platform in 2021, which are our first open-end structures. In 2021, we also launched our Logistics platform, in 2022, we launched our SFR, Renewable Energy and PropTech platforms and in early 2023 we announced the signing of a definitive agreement to acquire substantially all of the assets of Newbury Partners LLC (“Newbury”), a leading investment manager in the private equity secondaries market. The Newbury acquisition is expected to close in the first half of 2023, subject to regulatory approvals, consents and other customary closing conditions. We expect to continue to develop new strategies and products across property types and fund structures. We also anticipate opportunities to expand our investment geography within our existing investment strategies. We believe there are additional expansion opportunities adjacent to our existing strategies that we are uniquely suited to pursue, including those that do not involve traditional real estate assets.
Expand Our Distribution Capabilities Domestically and Internationally
According to the PwC 2022 Report, the combined investable assets of high-net-worth individuals are expected to reach approximately $235.6 trillion by 2026. However, many high-net-worth individual investors continue to have difficulty accessing private real estate investment opportunities because of a lack of available products that satisfy regulatory and structural requirements related to liquidity, transparency and administration. Our investment platform is designed to expand access to the private real estate markets for both institutional and individual fund investors.
We believe that geographically and economically diverse investors require a highly bespoke approach and demand high levels of transparency and reporting. We believe that we will be able to leverage our existing investment and operational capabilities while establishing a local presence in key geographies and expand our fund investor base globally.
We expect our fund investor base to become increasingly international and expect that a growing portion of the capital we raise in 2023 will come from Asia, Europe, the Middle East, and Africa as we continue to expand our presence in these markets. In 2020, we opened an office in Seoul, Korea and expanded our strategies to include registration of certain strategies as alternative investment funds in Luxembourg. In 2021, we opened an office in Luxembourg to expand our coverage of Europe, the Middle East and Africa (EMEA) markets, and in 2022 we became a registered alternative investment fund manager (“AIFM”). We believe we are well positioned to deepen our private fund investors and institutional fund investors in these markets, among others.
Our Organizational Structure
Bridge was incorporated as a Delaware corporation on March 18, 2021, for the purpose of facilitating the Company’s IPO and other related transactions in order to carry on the business the Operating Company, which was formerly known as Bridge Investment Group LLC, and its wholly owned subsidiaries. The Company is the sole managing member of the Operating Company, and its primary asset is its ownership interest in the Operating Company. As the sole managing member of the Operating Company, Bridge Investment Group Holdings Inc. indirectly operates and controls all of the Operating Company’s business and affairs.

The Operating Company is the ultimate controlling entity, through its wholly owned subsidiary Bridge Fund Management Holdings LLC, of the following investment manager entities, which we refer to collectively as the Fund Managers: Bridge Multifamily Fund Manager LLC, Bridge Seniors Housing Fund Manager LLC (“BSHM”), Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC (“BOFM”), Bridge Development Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, Bridge Single-Family Rental Fund Manager LLC, Bridge Investment Group Ventures Fund Manager LLC and Bridge Renewable Energy Fund Manager LLC (collectively, the “Fund Managers”). The Fund Managers provide real estate and fund investment advisory services to multiple investment funds and other vehicles, including joint venture real estate projects, separately managed accounts and privately offered real estate-related limited partnerships, including any parallel investment vehicles and feeder funds (collectively, the “funds”). The Operating Company is entitled to a pro rata portion of the management fees earned by the funds based on its ownership in the Fund Managers.
Each time that we establish a new fund, our direct owners also establish a new general partner for that fund (each, a “General Partner”). We refer to these general partners collectively as the “Bridge GPs.” The Operating Company and the Bridge GPs are under common control by the direct owners of the Operating Company and the Bridge GPs. Under the terms of the Bridge GP operating agreements, the General Partners are entitled to performance fees from the funds once certain threshold returns are achieved for limited partners.
Our Investment Platforms
We operate our business, in a single segment, real estate investment management, which includes 12 specialized and synergistic investment platforms managed by specialized investment teams. Our 12 investment platforms include: Multifamily, Workforce and Affordable Housing, Seniors Housing, Office, Development, Net Lease Income, Logistics, Debt Strategies, Agency MBS, Single-Family Rental, PropTech, and Renewable Energy.
Multifamily. Our Multifamily investment platform focuses on assets in growth markets that we believe offer attractive risk-adjusted returns. Our senior executives have focused on multifamily investments for the past 30 years, including previous ventures. Our Multifamily platform generally targets markets with investments within Metropolitan Statistical Areas, MSAs, with household and employment growth rates that are projected to exceed national averages. We believe we have a differentiated approach to multifamily investing, which relies on the integration and coordination of our investment, asset management, debt capital markets and nationwide property management capabilities. We have generated attractive multifamily value-add returns relative to peers, and each of our three most recent multifamily funds is ranked in the first overall quartile among value-add real estate funds with the same vintage year according to Preqin Ltd. Our “owner-operator” model allows us to manage assets internally, with in-house personnel functions such as property management, construction management and leasing. As of December 31, 2022, our Multifamily platform had approximately $9.6 billion of AUM across multiple closed-end funds and related vehicles.
Workforce and Affordable Housing. Our Workforce and Affordable Housing investment platform invests in, creates and preserves affordable rental housing communities for America’s workforce. Our Workforce and Affordable Housing senior executives bring decades of experience focusing on workforce housing investments. We target markets that are projected to have substantially higher household formation and employment growth than the national averages. Our first Workforce and Affordable Housing fund is in the first quartile among funds with the same vintage year according to Preqin Ltd. In October 2022, we had the final closing of Workforce and Affordable Housing II for total capital commitments of $1.74 billion, which we believe represents the largest fund of its kind ever raised. With approximately 11 million households spending over 50% of their annual income on housing and a meaningful decline in Class B/C multifamily units as a percentage of total stock since 2000, we believe there is a significant need for affordable housing in the United States. Bridge brings a differentiated and socially responsible approach to investing in workforce housing, focusing on preservation and creation of innovative social programs that drive tenant satisfaction. We leverage our in-house operating platforms to reposition assets with specialized community and life-enhancing services providing more than just “four walls and a roof” to thousands of families across the United States. Our Workforce and Affordable Housing Strategy has received numerous awards in recent years, including winning “Social Fund of the Year” from Environmental Finance Sustainable Investment Awards (both 2021 and 2022), and being named as “ESG Private Markets Strategy of the Year” by Pension Bridge, winner in the category of “Best ESG Investment Fund: Private Equity,” and runner up in the category of “Best ESG Investment Fund: Real Estate/Property” by ESG Investing (2021). As of December 31, 2022, our Workforce and Affordable Housing platform had approximately $5.5 billion of AUM across multiple closed-end funds and related vehicles.

Seniors Housing. Our Seniors Housing investment platform invests in seniors housing assets across the United States. Our Seniors Housing senior executives have decades of experience in the sector and have completed over $9 billion of seniors housing transactions, including previous ventures. We believe that seniors housing is an attractive segment in the United States real estate market, offering sizeable long-term growth potential, significant consolidation opportunities, and durable industry fundamentals. The sector’s growth prospects are driven by the long-term demographics of the aging population, the increased incidences of Alzheimer’s and dementia-related diseases, and the needs-driven demand for the product type. We believe that the dramatic spike in the 75-and-older population, which is just beginning will result in a significant supply/demand imbalance that, when coupled with the approaching functional obsolescence of a meaningful portion of existing inventory, provides the fundamentals for an attractive investment opportunity in a sector with a limited supply of quality institutional competitors. Our Seniors Housing platform is a vertically integrated owner-operator and manages properties through our seniors housing property management company, Bridge Senior Living, as well as through third-party operating partners. We believe that our vertical integration enhances our ability to maximize performance, allows for direct control of the sales and marketing functions, and creates greater opportunities to deliver attractive returns to our fund investors. As of December 31, 2022, our Seniors Housing platform had approximately $4.1 billion of AUM across multiple closed-end funds and related vehicles.
Office. Our Office investment platform targets value-add and core plus commercial office assets in prime secondary and suburban sub-markets across the United States. Our senior executives have decades of commercial office real estate experience. Our target markets, including Atlanta, Phoenix, Dallas and Miami, among others, generally exhibit higher population growth and have absorbed more offices spaces as a percent of inventory relative to gateway markets, which we believe provides an attractive investment opportunity. Our target markets also have higher entry cap rates (defined as net operating income divided by acquisition cost) than gateway markets, which increases our total returns relative to those markets. Our investment approach combines a disciplined asset selection process with a strong focus on leasing and operationally oriented, value-add improvements that increase tenant satisfaction. We strive to offer attractive solutions to tenants and use various strategies that address evolving business needs, including traditional office terms, flexible enterprise solutions, including coworking and virtual office space. Our vertically integrated operating platform, local market presence and proximity to our assets allow us to address tenant needs on a comprehensive basis and to transform ordinary office properties into state-of-the-art, modern, appealing workspaces that command premium market rents and maintain high occupancies. We believe that our target prime secondary and suburban sub-markets will benefit from de-urbanization trends with a favorable cost of living and an opportunity rich environment for knowledge-based workers. As of December 31, 2022, our Office platform had approximately $2.6 billion of AUM across multiple closed-end funds and related vehicles.
Development. Our Development investment platform was established in 2019 in order to provide our fund investors an opportunity to capitalize on tax benefits associated with investments in qualified opportunity zones (“QOZs”), along with other attractive real estate development-oriented investment opportunities. QOZs were established by the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA generally provides investors who make qualifying investments in “qualified opportunity funds” that invest either directly or indirectly in certain geographic locales designated as QOZs with certain significant tax benefits (deferral of and/or exemption from payment of tax on certain capital gains). Our development investment program is multifamily-focused, with over 80% of the equity from our Opportunity Zone funds invested in multifamily development. We believe multifamily investments are well-suited for the 10-year hold required by the QOZ rules due to the persistent need for housing and the resulting consistent rental income of multifamily investments. We focus on investments located in Bridge’s existing target markets. Bridge was an early entrant into QOZ investing and remains one of the largest managers of QOZ-focused investment strategies. Bridge maintains connectivity and insight into regulatory developments as a member of the Opportunity Zone Coalition organized by the Economic Innovation Group. The Opportunity Zone funds within our Development platform have a longer tenor than our other closed-end funds due to the 10-year hold required by the QOZ rules. As of December 31, 2022, our Development platform had approximately $5.3 billion of AUM across multiple closed-end funds and related vehicles.

Net Lease Income. In the second quarter of 2021, we launched our Net Lease Income investment platform. Our investment strategy in this new platform focuses on the acquisition and operation of Class A and Class B mission critical industrial, manufacturing, logistics and other critical business infrastructure properties of between 75,000 and 600,000 square feet located in the top 75 MSAs across the United States, and on distribution corridors within growth markets. We focus on tenants in growing sectors and established durable industries including e-commerce, food, manufacturing and business-to-business. We believe that opportunities exist to identify and deploy capital quickly into mispriced assets to strategically build a diverse high yielding portfolio. We focus on multiple deal sourcing channels including traditional broker networks, programmatic build-to-suit relationships, private equity sponsors for sale leasebacks, local developer relationships in target markets and existing tenants. Our Net Lease Income platform is led by a team of experienced industrial investment professionals, including several recent new hires who previously worked together overseeing industrial net lease investments of a large publicly listed real estate investment trust. As of December 31, 2022, our Net Lease Income platform had approximately $553.8 million of AUM in an open-end fund structure that is perpetually deploying capital.
Logistics. In the second quarter of 2021, we launched our Logistics investment platform. Our investment strategy in this new platform focuses on the acquisition and operation of value-add and Core-Plus acquisitions of logistics assets as well as ground-up development opportunities predominantly in infill, last-mile driven markets in attractive MSAs. Our Logistics platform is led by a team of experienced industrial investment professionals, including recent new hires who previously worked together overseeing industrial and logistics investments and development projects for one of the largest real estate private equity fund managers. As of December 31, 2022, our Logistics platform had approximately $699.1 million of AUM.
Debt Strategies. Our Debt Strategies investment platform invests in commercial real estate-backed fixed income opportunities with a primary focus on property types where Bridge has significant internal capabilities and experience including multifamily, office and seniors housing. Our investment strategy consists of three primary components: (1) investing in Freddie Mac K-Series B-pieces, where between 2018 and 2022 we were the largest counterparty to Freddie Mac in the K-Series program; (2) direct lending through the origination of floating rate first-mortgage loans, where we are a leader in the sub-$50 million direct lending market; and (3) mezzanine loans, preferred equity investments, commercial real estate collateralized loan obligations, in which we are a top issuer in the market, and other CMBS and real estate-backed fixed income investments. Freddie Mac K-Series B-pieces are subordinated tranche structured pass-through commercial mortgage-backed securities, which generally occupy a first-loss position for the underlying mortgage pool, which we believe offer an attractive risk-adjusted return in current and expected market conditions. Bridge’s locally based real estate teams and subsector expertise provide differentiated capabilities to assess the quality and risk of underlying collateral, including the ability to step in and manage assets as appropriate, and undertake differentiated due diligence of collateral in a manner that utilizes our knowledge of markets, market trends, assets, and the financial condition of owners/sponsors. These capabilities, coupled with the securitized finance, structuring, and capital markets expertise of our Debt Strategies team, provides this platform with a differentiated and enhanced approach to investing in the commercial real estate debt market while mitigating risk. Our Bridge Debt Funds II and III are ranked in the first overall quartile among funds with the same vintage year according to Preqin Ltd. As of December 31, 2022, our Debt Strategies platform had approximately $11.6 billion of AUM across multiple closed-end funds, related vehicles and separate accounts.
Agency MBS. Our Agency MBS investment platform invests in residential mortgage-backed securities (“Agency MBS”), guaranteed by U.S. Government Sponsored Enterprises (“GSEs”), in a proprietary structure designed to drive high cash returns with hedged interest rate and limited credit risk and to mitigate market dislocations and preserve principal. The GSEs’ guarantee of principal and interest mitigates underlying borrower credit risk in the Agency MBS market. Our investment process consists of a top-down analysis of market conditions and opportunities, a systematic asset selection and portfolio creation process, transaction negotiation and hedging execution, and ongoing risk review, portfolio management and reporting. Our investment strategy focuses on asset selection, leveraging our expertise in Agency MBS and our proprietary method of loan-level analysis in an effort to identify loans with relatively limited refinancing risk. We then utilize funding and interest rate hedging across the yield curve to mitigate the impact of changes in interest rates and to create stable cash flows. Our Agency MBS platform is led by a team with extensive experience managing Fannie Mae’s Agency MBS and Collateralized Mortgage Obligations prior to joining Bridge. As of December 31, 2022, our Agency MBS platform had approximately $2.4 billion of AUM in an open-end fund structure that is perpetually deploying capital.

Single-Family Rental. In the first quarter of 2022, we launched our Single-Family Rental investment platform with the acquisition of the operations of Gorelick Brothers Capital. Our investment strategy in this new platform focuses on the acquisition and operation of assets in the SFR market. In connection with the launch of the strategy, we acquired a portfolio of over 2,700 SFR properties previously managed by Gorelick Brothers Capital, which are supported by a vertically integrated 70+ person SFR property management team that also joined Bridge in connection with the acquisition and launch of this platform. With approximately 14.5 million households in the single-family rental market in the U.S., and given the population of millennials that continue to face significant barriers to home ownership, coupled with housing supply shortages, we believe the SFR market presents significant opportunity today and in the future. Our “owner-operator” model allows us to manage assets internally, with in-house personnel performing functions such as property management, construction management and leasing. As of December 31, 2022, our SFR platform had approximately $1.0 billion of AUM across our inaugural closed-end fund, related vehicles and separate accounts.
Renewable Energy. In the third quarter of 2022, we launched our Renewable Energy platform in partnership with Lumen, a leader in the clean energy software and energy project development process technology space. This partnership seeks to create value through the production of clean energy by building and operating renewable energy infrastructure on existing commercial properties, while at the same time providing owners and tenants a discount to market energy price. We anticipate this to be a growing sector due to strong demand for green energy fueled by price sensitivity, environmental awareness and regulatory pressure. The Bridge Renewable Energy principals have more than 60 years of collective experience and relationships across the real estate industry in multiple asset classes, as well as decades of experience in commercializing and financing energy technologies that have led to the development of over 600 megawatts of onsite power generation systems for major property owners.
Property Technology. In the third quarter of 2022, we launched our PropTech investment platform. PropTech will focus on both early- and later-stage PropTech companies, and also expects to pursue investments in industry-leading PropTech funds. The growth of e-commerce, remote workplaces, environmental, social and governance (“ESG”) adoption, and the digitalization of real estate has and is expected to continue to contribute to the increased adoption of PropTech in the post-pandemic era. This investment strategy may have opportunities to leverage the Bridge platform to deploy and scale new technologies. The Bridge PropTech team brings substantial relevant experience in technology, real estate investing and building and operating high growth technology companies with on-the-ground technology and real estate experience providing differentiated capabilities to source, evaluation and identify, and scale future high growth companies.
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

Structure and Operation of Our Investment Vehicles
We primarily conduct the management of our funds and other vehicles through a partnership or limited liability structure (or similar structures for non-U.S. vehicles) where the entity organized by us accepts subscriptions or commitments for investment from institutional investors and high-net-worth individuals. Such commitments are generally called from investors on an as-needed basis to fund investments or for other permitted purposes over a specified term. We also advise a number of investors through joint ventures, separately managed accounts, or single investor funds. In some cases, those vehicles are non-discretionary and we provide investment management services for vehicles controlled by the investors.
Substantially all of the day-to-day operations of each investment vehicle are typically carried out by a Bridge investment adviser subsidiary that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment advisory, investment management or other similar agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser from funds serve to offset or reduce the management fees payable by investors in our investment vehicles and certain rights of termination with respect to our investment advisory agreements. In addition to having an investment adviser, each investment vehicle that is a partnership (or similar structure for non-U.S. vehicles) also has a general partner that generally makes all operational and investment decisions, including making, monitoring and disposing of investments. The limited partners of our discretionary funds and other vehicles generally take no part in the conduct or control of the business of these vehicles, have no right or authority to act for or bind the vehicles and have no influence over the voting or disposition of the securities or other assets held by the vehicles. The governing agreements of many of our investment vehicles provide that in the event certain “key persons” managing a vehicle do not meet specified time commitments with regard to managing that or other Bridge affiliated vehicles, then investors may have the right to accelerate or terminate the investment period for that vehicle or have other remedies as set forth in the applicable governing agreements of that vehicle.
Our Fund Investors
Our global fund investor base is balanced across individual investors, which includes high-net-worth fund investors, fund investors who invest through a wirehouse relationship or through an RIA family offices, and institutional investors, which includes public and private organizations who manage capital as fiduciaries on behalf of their investors or beneficiaries (e.g., public and private pension funds, sovereign wealth funds, insurance companies, endowments, foundations, and funds of funds). We view this balance in our fund investor base as a meaningful differentiator, and one that has enabled us to consistently grow our increasing breadth of managed vehicles and strategies. Individual investors accounted for approximately 56% of our committed capital as of December 31, 2022. On the institutional side, we have fund investors spanning five continents, comprising approximately 44% of our committed capital as of December 31, 2022. We view these two distinct components of our fund investor base to be highly complementary and believe they provide us with significant opportunities for continued growth, stability, and diversification among our fund investor base. Our Client Solutions Group manages relationships with our distribution partners and our institutional fund investors in a high-touch capacity.
Individual Investors
We believe that real estate is an important investment allocation for individual/high-net-worth investors and as a result, early in our history we developed our capabilities in managing distribution and investor service customized to these investors. We have deep and broad individual investor relationships and capital raising capabilities which have been driven in part by our relationships with leading wirehouses and RIAs. Our managed vehicles are offered and distributed by several of the largest wirehouses in North America, which we believe is truly differentiated among private alternative asset managers, and which provides a growing fund investor base comprised of sticky and repeat clients. Over the past decade, we have developed our relationships with the leading wirehouses through our executive level involvement and a high-touch, high frequency approach to these relationships and through our collaborative involvement in investor education and coverage, which we believe makes us a preferred partner for the wirehouses. For example, our senior executives maintain frequent interaction with large financial advisor teams from our wirehouse distribution partners and RIAs and are highly collaborative and engaged in all aspects of investor education and investor management. Further, our diversified array of managed vehicles enables the wirehouses and RIAs to provide their clients with a range of potential investment alternatives enabling tailored exposure across real estate private investment strategies.

Our success with individual high-net-worth fund investors is evident through our serial development of focused vehicles. For example, in 2019 we launched Bridge Development, which was in part, designed to target the unique tax benefits of investing in QOZs and for which Bridge was particularly well-positioned given our multi-decade leadership in community revitalization. These tax benefits are very advantageous for individual/high-net-worth investors and by virtue of our deep relationships and capabilities across the wirehouse and RIA channels, as of December 31, 2022, we have raised an aggregate of approximately $5.3 billion of equity capital across five distinct development-focused vehicles, establishing Bridge as a leader in this segment of the market.
Our individual/high-net-worth investors in our equity strategies generally pay us investment management fees of between 1.0% and 2.0% and incentive fees of between 15% and 20% above a preferred return hurdle. On our debt strategies, our individual/high-net-worth investors generally pay us investment management fees of between 0.85% and 1.75% and incentive fees of 15% above a preferred return hurdle. We typically share a portion of the fees we earn on capital raised through wirehouse and RIA distribution channels.
Institutional Investors
Our institutional fund investor base includes some of the world’s largest public and private pension funds, sovereign wealth funds, and insurance companies, as well as banks, corporations, endowments, foundations, funds of funds and family offices. Our institutional fund investor relationships span North America, Europe, the Middle East and Asia and comprised approximately 44% of our committed capital as of December 31, 2022. Because we manage a range of sector specialized investment vehicles, we maintain a high-touch, high frequency approach to fund investor relationships. Our range of specialized product offerings and high-touch approach to fund investor coverage facilitates significant cross-selling among our institutional investor base.
Our institutional investors in our equity strategies generally pay us investment management fees of between 1.0% and 2.0% and incentive fees of between 15% and 20% above a preferred return hurdle. On our debt strategies, our institutional investors generally pay us investment management fees of between 0.60% and 1.25% and incentive fees of 15% above a preferred return hurdle.
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
Human Capital Management
Employees
As of December 31, 2022, we had approximately 2,250 employees, including approximately 350 investment professionals, approximately 950 employees supporting our investment, investor service and corporate activities and approximately 950 employees operating our properties, which are generally expensed via our managed investment vehicles, as property level operating expenses for the assets owned by our managed investment vehicles. Additionally, we have approximately 2,900 professionals employed through a professional employment organization at sites managed by Bridge Senior Living, all of whom are expensed via our managed investment vehicles. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

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
Moreover, we are committed to building and maintaining a talented and diverse workforce that delivers strong performance and results to our stakeholders through a comprehensive and holistic approach to recruiting, developing and retaining our talent from all backgrounds, cultures and perspectives. We focus on enabling and supporting an environment of respect and trust that benefits all Bridge employees. In order to realize this collective commitment, we have set four overarching goals for our company culture, representing a structured approach to achieving and sustaining progress in promoting an inclusive work environment and providing opportunities for all employees to use their varied talents to support our mission and pursuit of excellence:
•Be an employer of choice in our industry by recruiting, attracting and hiring strong, diverse talent, including by partnering with key industry associations to reach a broader and more diverse talent pool and building on a reputation for reliability and social impact in the communities in which we operate;
•Foster an environment of excellence where all employees can thrive by promoting a positive work environment through consistent training, feedback and role modeling by leaders who set the tone and hold themselves and their employees accountable;
•Assess employee, manager and company performance toward taking on challenges and celebrating successes; and
•Create affinity networks to support, promote and retain diverse talent, as well as build on best practices.
Talent Acquisition, Development and Retention
We believe the talent of our employees, coupled with our rigorous investment process, has supported our excellent investment record over many years. We are therefore focused on hiring, training, motivating and retaining talented individuals. Across all our businesses, we face intense competition for qualified personnel.
We seek to attract candidates from different backgrounds and skill sets and to hire the brightest minds in our industry. We believe our reputation, talent development opportunities, benefits and compensation make us an attractive employer. We encourage independent thinking and reward initiative while providing training and development opportunities to help our employees grow professionally. In addition, and as discussed more below, the establishment of our Diversity, Equity and Inclusion (“DE&I”) Committee, and related initiatives help promote an inclusive work environment in which all individuals are treated with respect and dignity. Employee education and training are also critical to maintaining a culture of compliance. We seek to retain and incentivize the performance of our employees through our compensation structure and also enter into non-competition and non-solicitation agreements with certain employees. Compensation comprises salaries, bonus (including discretionary awards), related benefits, and share-based compensation. Bonus is accrued over the employment period to which it relates. We offer comprehensive benefit programs to our employees, including major medical, dental and vision benefits, life insurance coverage, healthcare related spending accounts, including flexible spending accounts or health savings accounts as applicable, paid time off, 401(k) retirement plan with a Company match, along with numerous other offers aimed at supporting our employees both personally and professionally. We recognize and support the growth and development of our employees and offer opportunities to participate in internal as well as external learning programs.

Share-Based Compensation
To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees also are eligible to receive profits interests awards and performance allocations. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of remeasurement. These awards are fair valued using a discounted cash flow approach. We recognize compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence.
Performance Allocations Compensation
Performance fee-related compensation deemed to be liability awards represents the portion of performance allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the funds. Up to 60% of performance allocation revenue is awarded to employees as part of our long-term incentive compensation plan, fostering alignment of interest with our fund investors and investors, and retaining key investment professionals. Carried interest-related compensation is accounted for as compensation expense in conjunction with the related performance allocation revenue and, until paid, is recorded as a component of accrued performance allocations compensation in the consolidated balance sheets. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of performance allocation revenue from realized investment activity. Carried interest-related compensation expense may be subject to reversal to the extent that the related performance allocation revenue is reversed. Carried interest-related compensation paid to employees may be subject to clawback on an after-tax basis under certain scenarios. Incentive fee-related compensation is accrued as compensation expense when it is probable and estimable that payment will be made.
Diversity Commitment
We embrace and encourage our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, political affiliation, race, religion, sexual orientation, veteran status, and other characteristics that make our employees valuable as individuals. We implement diversity initiatives and considerations throughout our company, including, but not limited to, our practices and policies on recruitment and selection, compensation and benefits, professional development, training and mentoring, promotions and personnel actions, transfers, social and recreational programs, and the ongoing development of a work environment built on the premise of equality that encourages and enforces:
•respectful communication and cooperation between all employees;
•teamwork and employee participation, permitting the representation of all groups and employee perspectives;
•work/life balance through flexible work schedules to accommodate employees’ varying needs; and
•employer and employee contributions to the communities we serve to promote a greater understanding and respect for diversity and a culture of inclusion.
In 2020, we engaged a DE&I consulting firm to help us achieve these goals and implement DE&I-focused institutional frameworks into our overall corporate strategy. Key among these initiatives is ensuring that all employee voices are heard. To this end, we have established a DE&I Committee comprised of various managers and senior members of Bridge, as well as employee-led focus groups for diverse professionals. We have also established various employee resource groups to drive inclusion, educate and build awareness, and provide a platform to address and support the needs of diverse individuals, including the Bridge Women’s Network, Black Inclusion Group, Bridge Allies for AAPI, BIG Pride, Unidos @Bridge, Bridge Advocates for Accessibility and Bridge of Honor Veterans Group.

Environmental, Social and Governance (“ESG”) Commitment
We are seeking to integrate and operationalize ESG across our operations to improve decision-making and risk management. This includes striving to implement best practices at all our corporate offices and at the properties owned by certain of our equity funds.
We are a signatory to the UNPRI along with 7,000 corporate signatories across 135 countries, which in 2020 recognized Bridge for our real-world impact in addressing the “missing middle” within the Bridge Workforce and Affordable Housing family of funds. Similarly, Bridge Workforce and Affordable Housing won “ESG Private Equity Fund of the Year” in the 2021 ESG Awards and “Social Fund of the Year” from Environmental Finance Sustainable Investment Awards in both 2021 and 2022. We are committed to incorporating ESG factors across our operational decision making where applicable and internal policies and believe we are a market leader with our detailed reporting and actionable intelligence, including the Global Impact Investor Network’s Impact Reporting Investment Standards (“IRIS”) metrics we report across our Workforce and Affordable Housing investments and anticipate incorporating into our reporting for our Opportunity Zone investments. IRIS metrics provide us an opportunity to provide data to our fund investors that are designed to measure the impacts of the ESG initiatives we implement at our properties within our Workforce and Affordable Housing strategy. In our reporting of IRIS metrics, we believe we provide a level of actionable intelligence not often found in the private equity or real estate industries as to how our investment dollars drive economic and social mobility and revitalize communities within our Workforce and Affordable Housing strategy. We report granularly at the asset level on metrics across a multitude of pillars, many of which are aligned with the UN Sustainable Development Goals, including, but not limited to affordability, environmental sustainability, social and economic mobility, and diversity, equity and inclusion.
We have undertaken multiple initiatives around diversity and inclusion, energy conservation and community engagement including, as an example, our Bridge Community Enhancement Initiative (“BCEI”) in our Workforce and Affordable Housing platform. Through BCEI, we have committed to forgo a portion of our management fee equal to 25 basis points of committed or invested capital, as applicable, in the Bridge Workforce and Affordable Housing funds to be redirected and used to amplify social and community programming at the assets of those funds. We also created the Bridge CARES: COVID-19 Relief Fund, with one relief fund in 2020 and another in 2021, to provide financial support to thousands of qualifying residents of communities owned by our Workforce and Affordable Housing funds. We are also developing an innovative solar power program that we launched in 2021, beginning with the installation of our initial solar photovoltaic site at one of our office assets and others planned or being explored at certain office and multifamily assets. Additionally, we were among the first businesses to participate in Freddie Mac’s Green Advantage program, and through our Bridge Green Initiatives program, we are committed to being a leader in environmental stewardship and conservancy at our assets and in our communities. Our other initiatives include our Bridge to Education program (providing scholarship grants for residents of Bridge-managed multifamily communities).
COVID-19 Safety
We are committed to providing a safe environment for all of our employees and continue to focus on employee health and safety in light of the COVID-19 pandemic, with safety policies and in-office controls designed in partnership with our medical advisors.
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
In order to grow our business, we must maintain our existing fund investor base and attract additional investors for our funds. Historically, we have competed principally on the basis of the factors listed below:
•global access to investor capital through our size, scale, reputation and strong relationships with investors, including, among others, banks and financial institutions, pension funds, wealth management platforms and sovereign wealth funds;
•brand recognition and reputation within the investing community;

•performance of investment strategies;
•quality of service and duration of fund investor relationships;
•ability to customize product offerings to investor specifications;
•ability to provide a comprehensive range of investment products with attractive returns and customized risk profiles; and
•ability to consistently generate returns at or above targets for investors while maintaining competitive rates and fees.
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
Regulatory and Compliance
Our business is subject to extensive federal and state regulation in the U.S. Under these laws and regulations, the Securities and Exchange Commission (the “SEC”) and relevant state securities authorities have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business if it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. We are also subject to regulatory oversight and requirements in several foreign jurisdictions in which we operate or where interests in our funds are offered.
SEC Regulation
Certain of our consolidated subsidiaries are registered as investment advisers with the SEC. RIAs are subject to the requirements of the Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Advisers Act imposes substantive regulation on virtually every aspect of our business and our fund investor relationships. Applicable requirements may relate to, among other things, fiduciary duties to fund investors, engaging in transactions with fund investors, maintaining an effective compliance program, performance fees, solicitation arrangements, allocation of investments, conflicts of interest, marketing, recordkeeping, reporting and disclosure requirements. These requirements are evolving; for example, in 2022, the SEC enacted an additional slate of marketing rules that impact the marketing efforts and reporting obligations of our investment adviser subsidiaries and investment management business. The Advisers Act also regulates the assignment of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration. Failure to comply with the requirements of the Advisers Act or the rules and regulations promulgated by the SEC could have a material adverse effect on our business.
Our funds are not registered under the 1940 Act, because we primarily only offer interests in our funds to persons who we reasonably believe to be “qualified purchasers,” as defined under the 1940 Act, or rely on other exemptions from registration under the 1940 Act.
ERISA-Related Regulation
Some of our funds include “benefit plan investors,” as defined under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Without a statutory or administrative exemption, we would be considered a “plan fiduciary” under ERISA with respect to such benefit plan investors by virtue of our role as investment manager of these funds. ERISA and the Code impose certain duties on persons that are plan fiduciaries under ERISA, prohibiting certain transactions involving benefit plans and “parties in interest” or “disqualified persons” to those plans, and providing for monetary penalties against plan fiduciaries for violations of these prohibitions. In order for our funds’ investments to not constitute “plan assets” under ERISA for the purposes of the fiduciary responsibility obligations thereunder, we rely on particular exemptions related to the manner in which we structure investments from benefit plan investors and in how we conduct certain investment management activities. Maintaining these exemptions may be highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. Our failure to comply with these various requirements could subject us to regulatory action or third-party claims which could have a material adverse effect on our business.
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the United Kingdom (“UK”), European Union (“EU”), the European Economic Area (“EEA”), and certain of the individual member states of each of the EU and EEA, South Korea, the Cayman Islands and Canada, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (the “AIFMD”) requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our fund investors and harm our reputation.
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
Website and Social Media Disclosures
Our principal internet address is www.bridgeig.com. We may use our investor relations website, Facebook page (www.facebook.com/BridgeIG), Twitter (www.twitter.com/BridgeInvGrp), and LinkedIn (www.linkedin.com/company/bridge-investment-group-holdings/mycompany/) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls. In addition, you may automatically receive email alerts and other information about Bridge when you enroll your email address by visiting our website at https://ir.bridgeig.com and selecting “Sign Up Today.” The contents of our website, any alerts and social media channels are not incorporated herein by reference and are not a part of this report. Information relating to our corporate governance is also included on our investor relations website.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K, including our consolidated and combined financial statements and the related notes, before deciding to invest in our Class A common stock. The occurrence of any of the events described below could harm our business, operating results and financial condition. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. See “Cautionary Note Regarding Forward—Looking Statements.”
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
The historical performance of our funds and other investments should not be considered indicative of the future performance of these funds or of any future funds we may raise, in part because:
•market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;
•our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;
•our newly established funds may generate lower returns during the period that they initially deploy their capital;
•in recent years, we have at times witnessed increased competition for investment opportunities resulting from the increased amount of capital invested in private markets alternatives and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and
•the performance of particular funds or other investments also will be affected by risks of the real estate markets and properties in which they invest.
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
Our revenue is derived from fees earned for our management of our funds and incentive fees or carried interest, among other sources. In the event that our funds or individual investments perform poorly, our revenues and earnings derived from incentive fees will decline and make it more difficult for us to raise capital for new funds or gain new fund investors in the future. For certain products or strategies, failure to integrate and apply acceptable environmental, social and governance (“ESG”) standards, carbon neutrality or climate change strategies, or sustainability or responsible investment principles, can be considered in determining, or result in, poor performance, and result in decreased capital commitments and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation pursuant to the governing documents of our funds. These clawback obligations may require us to use cash or other reserves to satisfy such obligations instead of using the cash for another purpose. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.

Additionally, certain of our strategies are designed to permit fund investors to be eligible to obtain certain tax benefits through their investment in the funds within these strategies. For example, our Opportunity Zone funds are organized to be “qualified opportunity funds” as defined in Section 1400Z-2(d) of the Code. Although our Opportunity Zone funds do not guarantee eligibility for tax benefits available to investors in qualified opportunity funds, if these fund investors lose or otherwise become ineligible for some or all of the tax benefits available to investors in a qualified opportunity fund, that could negatively impact our ability to attract new capital for our opportunity zone and other funds, which could have a negative impact on our management fees.

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

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies. For example, concerns over increasing inflation and deflation, as well as interest rate volatility, availability of debt financings, and fluctuations in oil and gas prices resulting from global production and demand levels, together with hostilities in the Middle East region, the conflict between Russia and Ukraine and the withdrawal of the UK from the EU have precipitated market volatility.

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

A number of factors have had and may continue to have an adverse impact on credit markets in particular. In addition, the Federal Reserve is widely expected to continue increasing the federal funds rate into 2023. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for acquisition and disposition transactions.
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
In connection with the continued growth of our business we face numerous risks and uncertainties. We have also pursued and may continue to, from time to time, pursue opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. For example, in the first quarter of 2023, we announced the signing of a definitive agreement to acquire substantially all of the assets of Newbury. Our investment strategy in this new platform is expected to focus on the acquisition of limited partnership interests in established leverage buyout, growth equity and venture capital funds through secondary transactions. There can be no assurance that we will successfully identify, negotiate or complete any such transactions, or that any completed transactions, including the pending acquisition of the assets of Newbury, will produce favorable financial results.
Entry into certain lines of business and strategic transactions may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, office space and communication and information technology services will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business or entering into new lines of business or strategic transactions. If a new business or strategic transactions generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.
Defaults by investors in our funds could adversely affect that fund’s operations and performance.
Our business is exposed to the risk that fund investors may not fulfill their investment commitments. If our fund investors default on their obligations to us, we may experience adverse consequences on the investment process and we could incur losses. We depend on fund investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. Any fund investor that does not fund a capital call would be subject to several possible penalties, however, those penalties may not be adequate to make us and the applicable fund whole. A failure of fund investors to honor a significant amount of capital calls for any particular fund or funds could have a material adverse effect on the operation and performance of those funds.

A public health crisis or global outbreak of disease may affect our operations and financial performance and the investment returns of our funds, and may disrupt industries in which we and our funds operate and could potentially negatively impact us or our funds and our results of operations, financial condition and cash flows.
A public health crisis, including a pandemic similar in nature to the COVID-19 pandemic, could impact the geographic regions where our funds operate. The global, regional and local spread of a public health crisis could result in, and in the past has resulted in, significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions, healthcare mandates, restrictions on large gatherings and restricted access to certain facilities. Business disruptions and market volatility resulting from a public health crisis could have a substantial negative impact on our results of operations, financial condition and cash flows. The adverse impact of a pandemic could include, and in the past has included without limitation, a slowdown in the pace of their fundraising activity, investment activity and capital deployment, which could also adversely affect the timing of raising capital for new or successor funds and could also impact the management fees we earn on funds that generate fees based on invested (and not committed) capital. While the increased volatility in the financial markets caused by a public health crisis may present attractive investment opportunities for certain investment strategies, we or our funds may not be able to complete those investments due to, among other factors, increased competition or operational challenges, such as our ability to raise capital within each strategy, obtain attractive financing, conduct due diligence and consummate the acquisition and disposition of investments for our funds. Additionally, a public health crisis could adversely impact, and in the past has adversely impacted, our business and operations since an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. While we have taken steps to secure our networks and systems, remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the public health crisis.
Fund investors may be unwilling to commit new capital to our funds or advisory accounts as a result of our decision to become a public company, which could materially and adversely affect our business, financial condition and results of operations.
We became a publicly traded company upon the completion of the IPO in July 2021. Some of our fund investors may have concerns with our decision to become a publicly traded company, including concerns that as a public company we have shifted or will shift our focus from the interests of our fund investors to those of our public stockholders. Some of our fund investors may believe that we may strive to generate near-term profit for the public company rather than returns for our fund investors over time, or that we might grow our AUM for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. There can be no assurance that we will be successful in our efforts to address such concerns or to convince current or future fund investors that becoming a publicly traded company has not or will not negatively affect our longstanding priorities or the way we conduct our business. A decision by a significant number of our current fund investors or prospective future fund investors not to commit additional capital to our funds or to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and may materially and adversely affect our business, financial condition and results of operations.
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
Our operations are highly dependent on our information systems and technology, and (as noted above) we rely heavily on our financial, accounting, communications and other data processing systems. Our or our information technology (“IT”) vendors’ systems may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems. In addition, our systems face ongoing cybersecurity threats and attacks. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our fund investors and other counterparties, regulatory intervention and reputational damage.

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
Cybersecurity has become a top priority for regulators. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation (“GDPR”) in the EU, the California Consumer Privacy Act (“CCPA”) and other similar data privacy regulations. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
While we and our service providers have established enhanced data-security measures, business continuity plans and IT systems designed to prevent cyber-attacks from reoccurring in the future, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Similar types of cyber security risks are also present for service providers and other third parties with which we do business. These service providers and other third parties may hold our information or fund investor information and not have the same level of protection as we maintain for their information or may nevertheless be subject to risk of breach even with enhanced data security measures, any of which could result in material adverse consequences for us.
Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and management of assets held in our funds. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our business, financial condition and results of operations.
Changes in, or any failure to comply with, data privacy laws, regulations, and standards may adversely affect our business.
Data privacy and data security have become significant issues in the U.S., Europe, and in many other jurisdictions. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain and continue evolving for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, additional laws and regulations affecting data privacy.
Within the U.S., there are a number of federal laws that impose limits on or requirements regarding the collection, distribution, use, security and storage of personal data of individuals. For example, the Federal Trade Commission (the “FTC”) Act grants the FTC authority to enforce against unfair or deceptive practices, which the FTC has interpreted to require companies’ practices with respect to personal data to comply with the commitments posted in their privacy policies. The FTC and numerous state attorneys general also are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of personal data, and to the security measures applied to such data.

Additionally, state legislatures have begun to adopt comprehensive privacy laws. For example, the CCPA, which became effective in 2020, requires (among other things) companies that process personal information of California residents to make new disclosures to consumers about their data collection, use and sharing practices and gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, results of operations, and financial condition. California voters recently approved a new privacy law, the California Privacy Rights Act (the “CPRA”), which will become effective in most material respects starting on January 1, 2023. The CPRA will significantly modify the CCPA and will restrict use of certain categories of sensitive personal information that we handle, further restrict the use of cross-context behavioral advertising techniques on which our platform relies, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. In addition, both Virginia and Colorado have enacted comprehensive data privacy statutes similar to the CCPA and CPRA, which become effective in 2023. Similar laws also have been proposed at the federal level. The effects of recently proposed or enacted legislation are potentially far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations.
Internationally, many jurisdictions in which the Company operates have established or enhanced their own data security and privacy legal framework with which the Company or its customers must comply, including but not limited to, the EU’s GDPR, which imposes stringent operational requirements, including, for example, requiring expanded disclosures about how personal information is used, limitations on retention of information, mandatory data breach notification obligations, and higher standards for obtaining consent to process personal information. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the U.S. For example, in 2020 the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EU to the U.S.) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the UK left the EU, the UK enacted the UK GDPR, which together with the amended UK Data Protection Act 2018 retains the GDPR in UK national law, but also creates complexity and uncertainty regarding transfers between the UK and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model.
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
Under the Advisers Act, each of the investment management agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other account. An assignment may occur under the Advisers Act if, among other things, we or the Operating Company undergoes a change of control. If a change of control transaction occurs, we cannot be certain that our relevant SEC-registered investment adviser subsidiaries will be able to obtain the necessary consents from our funds and other accounts, which could cause us to lose the management fees and performance fees we earn from such funds and other accounts.
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

Dependence on leverage by certain funds and investments subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our funds to deploy capital or achieve attractive rates of return on those investments.
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
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to fund investors, brand recognition and business reputation. Our investment management business competes with a variety of traditional and alternative asset managers, commercial banks, investment banks and other financial institutions. A number of factors serve to increase our competitive risks:
•some of our competitors have more relevant experience, greater financial and other resources and more personnel than we do;
•there are relatively few barriers to entry impeding new asset management firms, including a relatively low cost of entering these lines of business, and the successful efforts of new entrants into our various lines of business have resulted in increased competition;
•if, as we expect, allocation of assets to alternative investment strategies increases, there may be increased competition for alternative investments and access to fund general partners and managers; and
•other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
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

Our advisory and investment management businesses are subject to regulation in the U.S., including by the SEC the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), and other regulatory agencies, pursuant to, among other laws, the Advisers Act, the Securities Act, the Internal Revenue Code of 1986, as amended (the “Code”), and the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results. For example, the SEC has recently announced proposed rules applicable to investment managers, which, if enacted, could materially increase our regulatory compliance costs. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing fund investors or fail to gain new fund investors.
As a result of recent highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of new and proposed regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular has increased its regulation of the asset management and the private equity industry in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets.
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
In addition, we are registered as an investment adviser with the SEC and we are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with fund investors, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, we have fiduciary duties to our fund investors. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition and results of operations.
Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (the “FCPA”), as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors and finding new fund investors.

Similar laws in non-U.S. jurisdictions, such as EU sanctions or the UK Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we invest or which we acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock.
Regulation of investment advisors outside the United States could adversely affect our ability to operate our business.
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the U.S. In many of these countries and jurisdictions, which include the EU, the EEA, the individual member states of each of the EU and EEA, South Korea, the Cayman Islands and Canada, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the AIFMD under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject primarily relate to registration and reporting obligations.
It is expected that additional laws and regulations will come into force in the EEA, the EU, and other countries in which we operate over the coming years. These laws and regulations may affect our costs and manner of conducting business in one or more markets, the risks of doing business, the assets that we manage or advise, and our ability to raise capital from fund investors. In addition, the exit of the UK from the EU may have adverse economic, political and regulatory effects on the operation of our business. Any failure by us to comply with either existing or new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Organizational Structure
Because our principal asset is our interest in the Operating Company, we depend on distributions from the Operating Company to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”) and to pay dividends to holders of our Class A common stock. The Operating Company’s ability to make such distributions may be subject to various limitations and restrictions.
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

The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of the Operating Company is allocated to holders of Class A Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of the Operating Company. Under the terms of the Operating Company Agreement, the Operating Company is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of Class A Units, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the TRA, which we expect could be significant. We intend, as its managing member, to cause the Operating Company to make cash distributions to the holders of Class A Units in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the TRA. However, the Operating Company’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which the Operating Company is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the Operating Company insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the TRA), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA resulting in the acceleration of payments due under the TRA. In addition, if the Operating Company does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. Under the Operating Company Agreement, we intend to cause the Operating Company, from time to time, to make distributions in cash to its equityholders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of the Operating Company. As a result of (1) potential differences in the amount of net taxable income allocable to us and to the Operating Company’s other equityholders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of Class A Units from the Continuing Equity Owners, (b) payments under the TRA and (c) any acquisition of interests in the Operating Company from other equityholders in connection with the consummation of the Transactions, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors determines the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the TRA and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Class A Units and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to the Operating Company, which may result in shares of our Class A common stock increasing in value relative to the value of Class A Units. The holders of Class A Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their Class A Units, notwithstanding that such holders may have participated previously as holders of Class A Units in distributions that resulted in such excess cash balances.
The TRA with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.
We entered into a TRA with the Operating Company and each of the Continuing Equity Owners. Under the TRA, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our allocable share of the tax basis of the Operating Company’s assets resulting from any future redemptions or exchanges of Class A Units from the Continuing Equity Owners, and certain distributions (or deemed distributions) by the Operating Company; (2) our allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units, which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by us; and (3) certain other tax benefits arising from payments under the TRA. We expect that the amount of the cash payments we will be required to make under the TRA will be substantial.

Any payments made by us to the Continuing Equity Owners under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Payments under the TRA are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in the Operating Company. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA. The actual existing tax basis the actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors including the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the TRA constituting imputed interest; and the federal and state tax rates then applicable.
The Continuing Equity Owners are entitled to certain benefits to which holders of our Class A common stock are not entitled or are not entitled to the same extent.
Our organizational structure, including the TRA, confers certain benefits upon the Continuing Equity Owners that does not benefit the holders of our Class A common stock to the same extent that it benefits the Continuing Equity Owners. We entered into the TRA with the Operating Company and the Continuing Equity Owners, which provides for the payment by us to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) the increases in our allocable share of the tax basis of the Operating Company’s assets resulting from any future redemptions or exchanges of Class A Units from the Continuing Equity Owners and certain distributions (or deemed distributions) by the Operating Company; (2) our allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units, which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by us, and (3) certain other tax benefits arising from payments under the TRA. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
In certain cases, payments under the TRA may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA, and we will not be reimbursed for any payments made under the TRA in the event that any tax benefits are disallowed.
The TRA provides that if (1) we materially breach our material obligations under the TRA, (2) certain mergers, asset sales, or other changes of control were to occur, or (3) we terminate the TRA early, then our obligations, or our successor’s obligations, under the TRA would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA. As a result, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Continuing Equity Owners that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

Additionally, the IRS or another tax authority, may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge, related to such payments under the TRA. We will not be reimbursed for any cash payments previously made under the TRA to the extent that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner will be netted against any future cash payments we might otherwise be required to make to such Continuing Equity Owner. However, we might not determine that we have made an excess cash payment for several years following the initial time of such payment and we are not permitted to reduce any future cash payments under the TRA until any challenge of our tax positions is finally settled or determined. Moreover, the excess cash payments we made previously under the TRA could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and fact-specific in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, payments could be made under the TRA significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to any Continuing Equity Owner that are the subject of the TRA.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
We are subject to taxes by U.S. federal, state, local and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including: allocation of expenses to and among different jurisdictions; changes in the valuation of our deferred tax assets and liabilities; expected timing and amount of the release of any tax valuation allowances; tax effects of share-based compensation; costs related to intercompany restructurings; changes in tax laws, tax treaties, regulations or interpretations thereof; or lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates. In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), including as a result of our ownership of the Operating Company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act. We and the Operating Company intend to conduct our operations so that we will not be deemed an investment company. Because we will control and operate the Operating Company, we believe that our interest in the Operating Company is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of the Operating Company, or if the Operating Company itself becomes an investment company, our interest in the Operating Company could be deemed an “investment security” for purposes of the 1940 Act. If it were established that we were an unregistered investment company, we could be subject to monetary penalties and injunctive relief in an action brought by the SEC, we could be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
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
We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
The parties to the Stockholders Agreement have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” within the meaning of the or NYSE rules. As such, we qualify for, and rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.
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
The Jumpstart Our Business Startups Act (“JOBS Act”), is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.2 billion will, in general, qualify as an “emerging growth company” until the earliest of:
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.2 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer, ” which will occur at such time as the company (1) has an aggregate worldwide market value of voting and non-voting common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.
Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of the IPO. For so long as we are an “emerging growth company,” we will, among other things:
•only be required to have three years of audited financial statements and two years of related management’s discussion and analysis of financial condition and results of operations disclosure;
•not be required to engage an auditor to report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•not be required to comply with the requirement of the PCAOB, regarding the communication of critical audit matters in the auditor’s report on the financial statements;
•not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and
•not be required to comply with certain disclosure requirements related to executive compensation, such as the requirement to present a comparison of our Chief Executive Officer’s compensation to our median employee compensation.
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
In addition, as a holding company, we will be dependent upon the ability of the Operating Company to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the TRA) and pay dividends to our stockholders. Our ability to declare and pay dividends to our stockholders is also subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
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
Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act as the Exchange Act provides that federal courts are the sole forum for claims under the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries. Any director or stockholder who is not employed by us or our subsidiaries will, therefore, have no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.
Future sales, or the expectation of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
The sale of shares of our Class A common stock in the public market, or the expectation that such sales may occur, could harm the market price of our Class A common stock. These sales, or the possibility of future sales, also might make it more difficult for us to sell equity securities at a time and at a price that we deem appropriate.
As of December 31, 2022, we have outstanding a total of 29,488,521 shares of Class A common stock. Of the outstanding shares, 2,849,025 shares of Class A common stock are held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or subject to the lockup agreements described below. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144 and any applicable lockup agreements.
In addition, Robert Morse, Jonathan Slager, Adam O’Farrell and Dean Allara have agreed that, without the prior written consent of a majority of our board of directors and subject to previously existing pledges, they will not: (1) sell, transfer, assign, gift, bequest or dispose by any other means, whether for value or no value and whether voluntary or involuntary or (2) grant a security interest, lien, charge, claim, community or other marital property interest, pledge, alienate, mortgage, option, hypothecate, encumber or make a similar collateral assignment by any other means, whether for value or no value and whether voluntary or involuntary, or grant any other restriction on use, voting (excluding any voting rights or proxies granted pursuant to the Stockholders Agreement), transfer, receipt of income or exercise of any other attribute of ownership on any of the LLC Interests, shares of our Class A common stock and shares of our Class B common stock (or beneficial interest therein), issued and outstanding upon the completion of the IPO (after giving effect to any shares sold by such employee in the IPO) beneficially owned by such employee, or the existing interests. The restrictions applicable to each of Messrs. Morse, Slager, O’Farrell and Allara no longer applied with respect to one-third of each of their respective vested existing interests as of July 16, 2022, will expire with respect to an additional one-third of each of their respective vested existing interests on July 16, 2023 and will expire with respect to the remaining one-third of each of their respective vested existing interests on July 16, 2024 (or the date that the employment of the same terminates with the Company, if earlier).
Upon the expiration of the applicable lock-up periods, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

In addition, any Class A common stock that we issue under the 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors who purchase our Class A common stock. The number of shares available for future grant under the 2021 Incentive Plan also provides for an “evergreen” increase on an annual basis unless our board of directors determines otherwise. If our board of directors does not elect to reduce the annual increases in the number of shares available for future grant under the 2021 Incentive Plan, our stockholders may experience additional dilution, which could cause the market price of our securities to fall.
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
In addition, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which requires us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer. As described above, we could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the IPO.
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
Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
•a classified board of directors with staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•no cumulative voting in the election of directors;
•any action required or permitted to be taken by the stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders;
•our amended and restated bylaws may be altered only by the affirmative vote of a majority of the whole board of directors or the holders of at least a majority of the voting power represented by our then-outstanding voting stock, voting together as a single class;
•subject to the rights of the holders of any preferred stock and the terms of the Stockholders Agreement, the number of directors will be determined exclusively by a majority of the whole board of directors; and
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the voting power represented by our then-outstanding common stock (other than directors appointed pursuant to the Stockholders Agreement, who may be removed with or without cause in accordance with the terms of the Stockholders Agreement).
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
We face physical climate change risks, such as increasing temperatures, rising sea levels, changing weather patterns and more frequent or intense droughts, floods and storms, and transition climate change risks, such as new or changing land use policies, carbon emissions regulations, water conservation regulations, technology standards and market trends. We cannot predict the extent, rate, or impact of climate change or the measures that may be implemented to address climate change. We may also become subject to new or changing laws or regulations related to climate change. The governments in locations where we operate have enacted or proposed climate change laws and regulations. These laws and regulations could result in substantial increased costs, including compliance costs, retrofit and construction costs, litigation costs, monitoring and reporting costs and other costs for the properties owned by our funds. The potential impacts of climate change on our operations are uncertain and will vary across the geographies in which we operate. Such impacts may result in increased costs and liabilities, stranded assets and volatile demand at certain of our properties. Climate change may also have indirect effects on our business by, among other things, impacting the cost and availability of insurance, disrupting supply chains, and driving population migration to or away from certain properties. Although we strive to manage climate change risks and opportunities, there can be no assurance that climate change will not have an adverse effect on the value of the properties owned by our funds and our financial performance. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations or our stated ESG, sustainability or responsible investment principles. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our funds, our business, results of operations and financial condition.
We are subject to increasing scrutiny with respect to climate change and the environmental, social and governance impact of investments made by our funds, which may constrain investment opportunities for our funds and adversely affect our ability to raise capital.
In recent years, some investors have placed increasing emphasis on the negative impacts of investments made by the private equity and other funds to which they commit capital, including with respect to ESG matters. Investors may demonstrate increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely impact the value of an investment, or refrain from taking certain actions that could improve the value of an investment. In some cases, investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Increased focus and activism related to ESG and similar matters may constrain our ability to call committed capital and our capital deployment opportunities and the demands of certain investors may further limit the types of investments that are available to our funds.
In addition, ESG matters have been the subject of increased focus by certain governmental authorities and regulators, including in the U.S. and in the EU, which may require that we provide additional disclosure to investors in our funds with respect to ESG matters.

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
Overview
Our Class A common stock is traded on the NYSE under the symbol “BRDG.” There is no established public trading market for our Class B common stock. The last reported sale price of our Class A common stock on the NYSE on February 22, 2023 was $14.07 per share. As of February 22, 2023, there were 57 holders of record of our Class A common stock and 74 holders of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
During the year ended December 31, 2022, the Company declared and paid quarterly dividends of $1.04 per share of Class A common stock totaling $30.2 million. In February 2023, the Company declared a quarterly dividend of $0.17 per share on its Class A common stock payable on March 24, 2023, to common stockholders of record as of the close of business on March 10, 2023.
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
For the Company’s definition of Distributable Earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Non-GAAP Financial Measures.”
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

We are a holding company, and our principal asset is the Class A Units we own in our Operating Company. If we decide to pay a dividend in the future, we would need to cause the Operating Company to make distributions to us in an amount sufficient to cover such dividend. If the Operating Company makes such distributions to us, the other holders of Class A Units will be entitled to receive pro rata distributions. See “Risk Factors—Risks Related to Our Organizational Structure—Because our principal asset is our interest in the Operating Company, we depend on distributions from the Operating Company to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”) and to pay dividends to holders of our Class A common stock. The Operating Company’s ability to make such distributions may be subject to various limitations and restrictions.”
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
The following graph compares the total cumulative stockholder return of our Class A common stock from July 16, 2021, the first day of trading of our Class A common stock on the NYSE, through December 31, 2022, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The following graph assumes an initial investment of $100 at the close of trading on July 16, 2021 and that all dividends paid by Bridge Investment Group Holdings Inc. and companies included in these indices have been reinvested:

Total Return Performance Table
$200
$150
$100
$50
$161
$100
$83
7/16/2021
12/31/2021
12/31/2022
Bridge Investment Group Holdings Inc.
Dow Jones U.S. Asset Managers Index
S&P 500 Index

	July 16, 2021	December 31, 2021	December 31, 2022
Bridge Investment Group Holdings Inc.	$100	$161	$83
Dow Jones U.S. Asset Managers Index	$100	$111	$84
S&P 500 Index	$100	$111	$91
Unregistered Sales of Equity Securities
There were no unregistered equity securities sold from January 1, 2022 to December 31, 2022, other than as previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Overview
We are a leading, vertically integrated real estate investment manager, diversified across specialized asset classes, with approximately $43.3 billion of AUM as of December 31, 2022. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to develop an array of investment platforms focused on sectors of the U.S. real estate market that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of global institutions and individual investors across our investment strategies.
Business Segment
We operate as one business, a fully integrated real estate investment manager. The Company’s chief operating decision maker, which is the executive chairman, utilizes a consolidated approach to assess financial performance and allocate resources. As such, the Company operates as one business segment.
Recent Events
On January 31, 2022, the Company acquired certain assets of Gorelick Brothers Capital (“GBC”), including a 60% interest in GBC’s asset and property management business (the “GBC Acquisition”). The 60% interest in GBC’s asset and property management business was acquired by the Operating Company for consideration of approximately $30 million (total implied value of $50 million) with 50% paid in cash and 50% paid with 694,412 Class A Units of the Operating Company, which was based on a 15-day average of the Company’s closing stock price prior to the closing of the GBC Acquisition. Upon consummation of the GBC Acquisition, (i) the GBC team and Bridge launched the SFR strategy on the Bridge platform, (ii) Bridge and the former key principals of GBC formed and continue to jointly own a new SFR investment manager within Bridge, and (iii) Bridge and the former GBC principals completed a $660 million recapitalization of a portfolio comprising more than 2,700 homes in 14 markets, concentrated in the Sunbelt and certain Midwest markets of the United States. The Operating Company now indirectly owns a 60% interest in the newly created Bridge SFR investment manager, and the former principals of GBC own the remaining 40%. Refer to Note 9, “Business Combination and Goodwill,” to our consolidated and combined financial statements included in this annual report on Form 10-K for additional information on the GBC Acquisition.
In July 2022, the Company launched our Renewable Energy investment strategy, in partnership with Lumen, a leader in the clean energy software and energy project development process technology space. We believe that its national footprint and local expertise, combined with Lumen’s data-driven technology, will streamline the analysis and implementation of renewable energy infrastructure in the high-demand commercial market. This partnership is expected to offer design, procurement, construction and operation of renewable energy projects on properties owned by Bridge-managed funds and third-party assets.
In August 2022, the Company launched an additional investment strategy, PropTech. PropTech will focus on both early- and later-stage PropTech companies, and expects to pursue investments in industry-leading PropTech funds. The growth of e-commerce, remote workplaces, ESG adoption, and the digitalization of real estate has and is expected to continue to contribute to the increased adoption of PropTech in the post-pandemic era. Our PropTech investment strategy was launched to leverage the Bridge platform to deploy and scale new technologies.

On February 13, 2023, affiliates of Bridge entered into a definitive agreement to purchase substantially all of the assets of Newbury, a leading investment manager in the private equity secondaries market. See Note 23, “Subsequent Events,” to our consolidated and combined financial statements for additional information on this transaction.
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
•Our ability to source investments with attractive risk-adjusted returns. Our ability to continue to grow our revenue is dependent on our continued ability to source and finance attractive investments and efficiently deploy the capital that we have raised. Capital deployed may vary significantly from period to period with the fluctuating availability of attractive opportunities, which are dependent on a number of factors, including debt financing, the general macroeconomic environment, market positioning, valuation, size, the liquidity of such investment opportunities, and the long-term nature of our investment strategies. Each of these factors impact our ability to efficiently and effectively invest our growing pool of fund capital and maintain our revenue growth over time. Increases in prevailing interest rates could affect not only our returns on debt and mortgage-backed securities, but also our ability to deploy capital for Bridge-sponsored funds due to the increased cost of, and ability to secure, borrowings. Moreover, with respect to our Debt Strategies and Agency MBS Funds, macro-economic trends or adverse credit and interest rate environments affecting the quality or quantity of new issuance debt and mortgage-backed securities or a substantial increase in defaults could adversely affect our ability to source investments with attractive risk-adjusted returns.

•The attractiveness of our product offerings to a broad and evolving investor base. Investors in our industry may have changing investment priorities and preferences over time, including with respect to risk appetite, portfolio allocation, desired returns and other considerations. We continue to expand and diversify our product offerings to increase investment options for our fund investors, while balancing this expansion with our goal of continuing to deliver the consistent, attractive returns that have cultivated our reputation. We believe that achieving that balance is crucial to both our fund investors’ success and satisfaction, as well as our ability to maintain our competitive position and grow our revenue.
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
Despite continuing 2021’s momentum early in the year, global markets shifted dramatically in 2022, experiencing significant volatility driven by increasing concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation persisted at multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that created, and are likely to continue to create, headwinds to economic growth. It is possible that our future results may be adversely affected by resulting slowdowns in fundraising activity, the pace of capital deployment and the expansion of our tenant base and our ability to collect rental income when due. See “Risk Factors—Risks Related to Our Business—Difficult economic, market and political conditions may adversely affect our businesses, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” in “Part I. Item 1A. Risk Factors” of this annual report on Form 10-K.
Key Financial Measures
We manage our business using financial measures and key operating metrics that we believe reflect the productivity of our core investment activities. We prepare our consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additional information regarding our significant accounting policies can be found in Note 2, “Significant Accounting Policies,” to our consolidated and combined financial statements, included in this annual report on Form 10-K. Our key financial and operating measures are discussed below.

Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of December 31, 2022, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.85% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.
Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of December 31, 2022, we managed approximately 100% of the multifamily properties, 94% of the workforce and affordable housing properties, 81% of the office properties, and 40% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.5% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the consolidated and combined statements of operations.
Construction Management Fees and Development Fees. The majority of our equity funds have a value-add component, where we seek to make improvements or reposition the properties, or have a development strategy. Similar to property management fees, we perform the construction management and development management for certain managed properties and receive fees for these services. These fees are earned as the work is completed. The rates charged are based upon market rates and are updated on an annual basis. For small projects, we occasionally charge an immaterial flat fee. For significant projects, the range is generally 0.5% to 5.0% of construction costs.
Transaction Fees. We earn transaction fees associated with the due diligence related to the acquisition of assets and origination of debt financing for assets. The fee is recognized upon the acquisition of the asset or origination of the mortgage or other debt. The range for acquisition fees is generally 0.5% to 1.0% of the gross acquisition cost of the investment or, in the case of development projects, the total development budget, and the fee range for debt origination is generally 0.3% to 1.0%.
Fund Administration Fees. The Company earns fees for providing fund administration services to its funds. Fund administration fees include a fixed annual amount plus a percentage of invested or deployed capital. Fund administration fees also include investor services fees, which are based on an annual fee per investor. Fees are earned as services are provided, and are recognized on a straight-line basis.
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

Other Asset Management and Property Income. Other asset management and property income comprises, among other things, interest on catch-up management fees, fees related to in-house legal and tax professional services, which are generally billed on an hourly rate to various Bridge funds and properties, and other miscellaneous fees.
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of December 31, 2022, we had approximately $17.3 billion of carry-eligible fee-earning AUM across approximately 43 funds and other vehicles, of which 21 were in accrued carried interest positions.
Incentive fees are generally calculated as a percentage of the profits earned with respect to certain accounts for which we are the investment manager, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in our contracts with investors in our funds. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax basis portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and are included in accrued performance allocations compensation in the consolidated balance sheets.
Performance allocations include the allocation of performance-based fees to us from limited partners in the funds in which we hold an equity interest. We are entitled to a performance allocation (typically 15% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 6% to 8%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, performance allocations are not deemed to be within the scope of Accounting Standards Codification (“ASC”) Topic 606, or ASC 606, Revenue from Contracts with Customers. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. We record the amount of carried interest allocated to us as of each period end as accrued performance allocations in the consolidated balance sheets. Performance allocations are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Performance allocations are subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life.
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

Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees also are eligible to receive Class A restricted common stock (“Restricted Stock”), Restricted Stock Units (“RSUs”), and profits interests awards. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the Restricted Stock and RSUs awards are based upon our stock price on the grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of modification. We recognize compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 21, “Share-Based Compensation and Profits Interests,” in our consolidated and combined financial statements included in this annual report on Form 10-K for additional information about equity awards.
Performance Allocations Compensation. Performance fee-related compensation deemed to be compensatory awards represents the portion of performance allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the funds. Up to 60% of performance allocation revenue is awarded to employees as part of our long-term incentive compensation plan, fostering alignment of interest with our fund investors and investors, and retaining key investment professionals. Performance allocations related compensation is accounted for as compensation expense in conjunction with the related performance allocation revenue and, until paid, is recorded as a component of accrued performance allocations compensation in the consolidated balance sheets. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of performance allocation revenue from realized investment activity. Performance allocations related compensation expense may be subject to reversal to the extent that the related performance allocation revenue is reversed. Performance allocations related compensation paid to employees may be subject to clawback on an after-tax basis under certain scenarios. Incentive fee-related compensation is accrued as compensation expense when it is probable and estimable that payment will be made.
Loss and Loss Adjustment Expenses. Loss and Loss Adjustment Expenses includes the estimated liability (based upon actuarial reports) of both losses which have been reported to us, but have not been processed and paid, and losses relating to insured events which have occurred but have not been reported to us.
Third-party Operating Expenses. Third-party Operating Expenses represents transactions, largely operation and leasing of assets, with third-party operators of real estate owned by the funds where we were determined to be the principal rather than the agent in the transaction.
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
Other Income (Expense)
Realized and Unrealized Gains (Losses). Realized and unrealized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized gains (losses) result from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized gains (losses) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as net realized and unrealized gains (losses) in the consolidated and combined statements of operations. Finally, realized and unrealized gain (loss) associated with the financial instruments that we elect the fair value option is also included in net realized and unrealized gains (losses).
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

Interest Expense. Interest expense includes interest related to our privately offered notes, or the 2020 and 2022 Private Placement Notes, which have a weighted-average fixed coupon rate of 4.025% and 5.05%, respectively. Our former line of credit facility that was terminated in June 2022 had a variable interest rate of LIBOR plus 2.25%. Our new revolving credit facility executed in June 2022, incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“SOFR”) and an unused commitment fee of up to 0.20%, which is based on the daily unused portion of the revolving credit facility. As of December 31, 2022, the weighted-average interest rate on our revolving credit facility was 6.07%.
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
For additional discussion of components of our consolidated and combined financial statements, refer to Note 2, “Significant Accounting Policies,” in our consolidated and combined financial statements included in this annual report on Form 10-K.
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

The table below presents a rollforward of our AUM for the years ended December 31, 2022, 2021, and 2020 (dollar amounts in millions):

	Year Ended December 31,
	2022	2021	2020
AUM as of beginning of period	$36,315	$25,214	$20,298
New capital / commitments raised(1)	4,337	5,161	2,530
Distributions / return of capital(2)	(1,615)	(1,196)	(1,819)
Change in fair value and acquisitions(3)	4,255	7,136	4,205
AUM as of end of period	$43,292	$36,315	$25,214
Increase	6,977	11,101	4,916
Increase %	19%	44%	24%
(1)New capital / commitments raised generally represents limited partner capital raised by our funds and other vehicles, including any reinvestments in our open-ended vehicles.
(2)Distributions / return of capital generally represents proceeds realized from the disposition of assets, current income, or capital returned to investors.
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
Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The table below presents a rollforward of our total fee-earning AUM for the years ended December 31, 2022, 2021, and 2020 (dollar amounts in millions):

	Year Ended December 31,
	2022	2021	2020
Fee-earning AUM as of beginning of period	$13,363	$10,214	$8,727
Increases (capital raised/deployment)(1)	4,693	4,545	2,268
Changes in fair market value	39	(26)	12
Decreases (liquidations/other)(2)	(761)	(1,370)	(793)
Fee-earning AUM as of end of period	$17,334	$13,363	$10,214
Increase	$3,971	$3,149	$1,487
Increase %	30%	31%	17%
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
Capital raising activities and deployment coupled with the launch of new funds led fee-earning AUM to increase by approximately $4.0 billion, or 30%, from approximately $13.4 billion as of December 31, 2021 to approximately $17.3 billion as of December 31, 2022.

The following table summarizes the balances of fee-earning AUM by fund as of December 31, 2022, 2021, and 2020 (dollar amounts in millions):

	As of December 31,
	2022	2021	2020
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,381	$1,133	$305
Bridge Multifamily Fund V	2,143	976	—
Bridge Workforce Fund II	1,719	915	166
Bridge Opportunity Zone Fund IV	1,476	1,490	—
Bridge Multifamily Fund IV	1,347	1,284	1,574
Bridge Debt Strategies Fund III	1,028	1,286	1,549
Bridge Opportunity Zone Fund III	1,019	1,019	1,028
Bridge Seniors Housing Fund II	793	805	769
Bridge Seniors Housing Fund I	615	626	626
Bridge Workforce Fund I	556	556	499
Bridge Opportunity Zone Fund V	504	—	—
Bridge Opportunity Zone Fund I	482	482	482
Bridge Office Fund I	478	499	500
Bridge Opportunity Zone Fund II	408	408	408
Bridge Debt Strategies Fund II	280	354	678
Bridge Logistics U.S. Venture I	256	110	—
Bridge Agency MBS Fund	245	123	104
Bridge Single-Family Rental Fund IV	229	—	—
Bridge Debt Strategies III JV Partners	223	308	416
Bridge Multifamily Fund III	188	269	401
Bridge Net Lease Income Fund	179	29	—
Bridge Office Fund II	161	176	89
Bridge Debt Strategies II JV Partners	145	195	343
Bridge Debt Strategies IV JV Partners	142	129	—
Bridge Office I JV Partners	132	130	154
Bridge Office III JV Partners	93	—	—
Bridge Seniors Housing Fund III	66	33	33
Morrocroft Neighborhood Fund III(1)	32	—	—
Bridge Office II JV Partners	6	6	21
Bridge Debt Strategies I JV Partners	4	18	18
Bridge Multifamily III JV Partners	4	4	10
Bridge Debt Strategies Fund I	—	—	41
Total Fee-Earning AUM	$17,334	$13,363	$10,214

Average remaining fund life of closed-end funds, in years	7.7	8.0	7.2
1 Morrocroft Neighborhood Fund III, LP is a single-family rental fund managed by Bridge Single-Family Rental Fund Manager LLC, which is a subsidiary of the Company.
Undeployed Capital
As of December 31, 2022, we had $3.5 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $2.4 billion is currently fee-earning based on commitments and $1.1 billion will be fee-earning if and when it is deployed.

Our Performance
We have a demonstrated record of producing attractive returns for our fund investors across our platforms. Our historical investment returns have been recognized by third parties such as Preqin Ltd., which ranked Bridge Multifamily Funds II, III, IV, Bridge Workforce Housing Fund I and Bridge Debt Funds II and III in the top quartile for their vintage. Our historical investment returns for our closed-end funds by platform are shown in the chart below (dollar amounts in millions):

	Investment Performance Summary as of December 31, 2022
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2012)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Mar 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	552	881	1,784	349	2.62x	2,133	2.42x	20.5%	19.8%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,505	1,416	347	2,611	2.07x	2,957	2.09x	25.4%	24.5%
Total Multifamily Funds	$3,222	$2,057	$3,052	$3,675	$2,960	2.13x	$6,634	2.17x	21.5%	21.0%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$656	$578	$119	$1,069	2.05x	$1,188	2.05x	20.6%	20.6%
Bridge Workforce Housing II (Aug 2020, to present)	1,741	968	911	69	922	1.09x	991	1.09x	0.3%	0.9%
Total Workforce & Affordable Housing Funds	$2,360	$1,624	$1,489	$188	$1,991	1.46x	$2,179	1.46x	15.7%	15.2%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$672	$619	$187	$446	1.00x	$633	1.02x	(2.6)%	(2.3)%
Bridge Office II (Dec 2019, Dec 2022)	208	207	206	39	268	1.49x	307	1.49x	16.1%	14.6%
Total Office Funds	$781	$879	$825	$226	$714	1.13x	$940	1.14x	0.3%	0.6%

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$812	$720	$404	$430	1.02x	$834	1.16x	0.5%	0.6%
Bridge Seniors II (Mar 2017, Mar 2020)	820	833	730	236	733	1.30x	969	1.33x	5.2%	5.2%
Bridge Seniors III (Nov '2020, to present)	48	32	24	1	28	1.24x	29	1.24x	2.1%	2.1%
Total Seniors Housing Funds	$1,446	$1,677	$1,474	$641	$1,191	1.18x	$1,832	1.24x	2.6%	2.6%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	1.25x	$264	1.21x	5.5%	5.5%
Bridge Debt II (July 2016, July 2019)	1,002	241	2,617	2,804	272	1.25x	3,076	1.18x	8.7%	8.6%
Bridge Debt III (May 2018, May 2021)	1,624	1,031	5,555	5,090	1,044	1.25x	6,134	1.10x	9.0%	8.9%
Bridge Debt IV (Nov 2020, to present)	2,888	1,935	6,984	4,981	2,197	1.04x	7,178	1.03x	6.2%	5.4%
Total Debt Strategies Funds	$5,646	$3,207	$15,375	$13,139	$3,513	1.12x	$16,652	1.08x	8.3%	8.0%
Footnotes:
The investment performance presented herein is intended to illustrate the performance of investments held by the funds and other vehicles we manage and the potential for which is relevant to the performance-based fees to Bridge. Other than the Investor Unlevered Net IRR and the Investor Levered Net IRR numbers presented, the cash flows in the investment performance do not reflect the cash flows used in presentations of fund performance due to the fund level expenses, reserves, and reinvested capital.

(1)Closed-End Funds does not include performance for (i) Opportunity Zone funds as such funds are invested in active development projects and have minimal stabilized assets, (ii) funds that are currently raising capital, including our open-ended funds, or (iii) strategic acquisitions within the last 12 months. Each fund identified contemplates all associated parallel and feeder limited partnerships in which investors subscribe and accordingly share common management. All intercompany accounts and transactions have been eliminated in the combined presentation. Values and performance are the combined investor returns gross of any applicable legal entity taxes.
(2)Cumulative Fund Committed Capital represents total capital commitments to the fund (excluding joint ventures or separately managed accounts).
(3)Unreturned Drawn Capital + Accrued Pref represents the amount the fund needs to distribute to its investors as a return of capital and a preferred return before the General Partner is entitled to receive performance fees or allocations from the fund.
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
(6)Unrealized Investment Value represents the estimated liquidation values that are generally based upon appraisals, contracts and internal estimates. There can be no assurance that Unrealized Investment Value will be realized at valuations shown, and realized values will depend on numerous factors including, among others, future asset-level operating results, asset values and market conditions at the time of disposition, transaction costs, and the timing and manner of disposition, all of which may differ from the assumptions on which the Unrealized Investment Fair Value are based. Direct fund investments in real property are held at cost minus transaction expenses for the first six months.
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
(9)Total Investment MOIC represents the MOIC for Total Investment Fair Value divided by Cumulative Investment Invested Capital.
(10)Investor Unlevered Net IRR is an annualized realized and unrealized return to fee-paying investors since the date of the first capital call, net of the investors actual management fees, fund level expenses and carried interest.
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

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2022	2021
Revenues:
Fund management fees	$221,584	$155,928	$65,656	42%
Property management and leasing fees	76,210	69,654	6,556	9%
Construction management fees	10,973	8,292	2,681	32%
Development fees	4,688	3,703	985	27%
Transaction fees	56,205	75,073	(18,868)	(25%)
Fund administration fees	15,031	—	15,031	N/A
Insurance premiums	12,856	10,051	2,805	28%
Other asset management and property income	11,502	7,313	4,189	57%
Total revenues	$409,049	$330,014	$79,035	24%
Fund Management Fees. Our fee-earning AUM increased by 30% from approximately $13.4 billion as of December 31, 2021 to $17.3 billion as of December 31, 2022. However, our weighted-average management fee, which varies largely due to the size of investor commitments, decreased from 1.54% as of December 31, 2021 to 1.50% as of December 31, 2022.
The 30% increase in our fee-earning AUM resulted in an increase in fund management fees of $65.7 million, or 42%, largely due to the launch of new funds, including Bridge Opportunity Zone Fund IV, Bridge Multifamily Fund V, Bridge Net Lease Income Fund, and Bridge Logistics U.S. Venture Fund I, all of which launched in 2021, and Bridge Opportunity Zone Fund V and Bridge Single-Family Rental Fund IV, both of which launched in 2022. These six funds contributed an additional $50.6 million of fund management fees for the year ended December 31, 2022 compared to the year ended December 31, 2021. Increased fee-earning AUM was also attributable to capital raises in our other funds, primarily driven by Bridge Workforce and Affordable Housing Fund II and Bridge Debt Strategies Fund IV, which generated an additional $24.1 million of management fees. These increases in fund management fees were partially offset by reductions in fee-earning AUM, which led to an $8.0 million decrease in fund management fees primarily attributed to Bridge Debt Strategies Funds II and III and Bridge Multifamily Fund III.

Included in fund management fees are one-time catch up fees of $28.6 million for the year ended December 31, 2022 compared to one-time catch up fees of $15.5 million for the year ended December 31, 2021, which was primarily attributed to Bridge Workforce and Affordable Housing Fund II, which launched in 2020, and Bridge Multifamily Fund V, which launched in 2021. The following chart presents the composition of our fund management fees for the years ended December 31, 2022 and 2021 (dollar amounts in millions)(1):
(1)Fund management fees for the year ended December 31, 2021 excludes fees for funds launched subsequent to such date.
Property Management and Leasing Fees. Property management and leasing fees increased by $6.6 million, or 9%, primarily due to the acquisition of the SFR property management business as part of the GBC Acquisition, and an increase in the number of multifamily, workforce and affordable housing, and seniors housing properties under management. These increases were partially offset by a reduction in leasing fees recognized in 2021 from commercial real estate in the Atlanta region, which did not reoccur in 2022.
Transaction Fees. Transaction fees decreased by $18.9 million, or 25%, primarily driven by the slowdown in commercial real estate transactions in the second half of 2022, which has primarily been attributed to volatility in the debt capital markets.
Fund Administration Fees. Fund administration fees were $15.0 million during the year ended December 31, 2022, which were attributed to services the Company began providing on January 1, 2022.
Insurance Premiums. Insurance premiums increased by $2.8 million, or 28%, largely due to the increase in AUM.
Other Asset Management and Property Income. Other asset management and property income increased by $4.2 million, or 57%, primarily due to an increase in other income driven by the growth in AUM.

Investment income

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2022	2021
Investment income:
Incentive fees	$—	$2,469	$(2,469)	(100)%
Performance allocations:
Realized	69,280	80,970	(11,690)	(14)%
Unrealized	115,175	248,647	(133,472)	(54)%
Earnings from investments in real estate	2,169	2,132	37	2%
Total investment income	$186,624	$334,218	$(147,594)	(44)%
Performance Allocations. Net performance allocations decreased by $145.2 million, or 44%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$111,598	$—	$139,571
BWH I GP	—	24,834	—	58,728
BWH II GP	—	7,433	—	6,341
BSFR IV GP	—	17,035	—	—
BOF II GP	—	9,003	—	2,777
BNLI GP	—	2,582	—	—
BLV I GP	—	1,852	—	—
BSH III GP	—	451	—	—
BDS I GP	—	—	—	35
BOF I GP	—	(65)	—	(17,140)
BAMBS GP	—	(863)	—	(40)
BDS II GP	3,123	(5,675)	96	23,637
BDS IV GP	493	(3,563)	—	3,070
BDS III GP	9,780	(18,230)	20,366	31,413
BMF III GP	55,884	(31,217)	60,508	255
Total	$69,280	$115,175	$80,970	$248,647
The unrealized performance income allocation is recorded one quarter in arrears, and as such the performance allocation income for the years ended December 31, 2022 and 2021 reflects asset valuations as of September 30, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the decrease in unrealized performance allocations was largely due to the reversal of realized performance allocations income attributed to dispositions in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III. However, these decreases were partially offset by market appreciation from funds launched in recent years, including Bridge Net Lease Income Fund and Bridge Logistics Value Fund I launched in 2020, and Bridge Single-Family Rental Fund IV launched in January 2022.
Fair value of the accrued performance allocations is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis. During the period between October 1, 2022 and December 31, 2022, there has been a change in market conditions including an increase in the Federal Funds rate of 125 basis points, an expansion of cap rates for real estate assets, and other changes in the markets in which our managed funds operate. These changes are expected to result in a decline in the fair values of the assets owned by our managed funds and the real estate markets generally. This is expected to result in an approximately 15 to 20% decrease in the carrying value of our unrealized accrued performance allocations. Of this decrease 15% would be accrued performance allocations compensation and 49% would be non-controlling interests.

Expenses

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2022	2021
Expenses:
Employee compensation and benefits	$196,629	$142,707	$53,922	38%
Incentive fee compensation	—	215	(215)	(100)%
Performance allocations compensation:
Realized gains	4,396	6,611	(2,215)	(34)%
Unrealized gains	24,870	31,069	(6,199)	(20)%
Loss and loss adjustment expenses	6,520	8,075	(1,555)	(19)%
Third-party operating expenses	25,675	33,427	(7,752)	(23)%
General and administrative expenses	41,070	24,815	16,255	66%
Depreciation and amortization	2,936	2,830	106	4%
Total expenses	$302,096	$249,749	$52,347	21%
Employee Compensation and Benefits. Employee compensation and benefits increased by $53.9 million, or 38%, largely due to a $43.3 million increase in salaries, bonuses and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, including the launch of the SFR platform upon consummation of the GBC Acquisition in January 2022. An additional increase of $10.6 million was attributed to the timing of the share-based compensations awards during 2022 and 2021, including the Restricted Stock and RSUs that were issued concurrent with the IPO in July 2021, the Restricted Stock and RSUs granted in January 2022, and the 2022 profits interests awards granted in the third quarter of 2022, which were partially offset by a reduction in share-based compensation expense attributed to the anti-dilutive shares associated with the 2021 profits interests awards that were fully vested upon issuance in the second quarter of 2021.
Performance Allocation Compensation. Performance allocation compensation decreased by $8.4 million or 22%, primarily due to a $6.2 million decrease in unrealized performance allocation compensation and a decrease of $2.2 million related to realized performance allocation compensation, which is directly correlated to the decrease in our performance allocations income during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased by $1.6 million, or 19%, primarily due to tenant, workers compensation, and general liability losses incurred or paid due to favorable claims history during the year ended December 31, 2022 compared to year ended December 31, 2021.
Third-party Operating Expenses. Third-party operating expenses decreased by $7.8 million, or 23%, primarily due to leasing commissions from commercial real estate in the Atlanta region during 2021, which did not reoccur in 2022.
General and Administrative Expenses. General and administrative expenses increased by $16.3 million, or 66%, primarily due to an increase in insurance, professional services, software licensing fees and travel costs correlated to the increase in AUM, costs associated with being a publicly traded company following our IPO in July 2021, and costs associated with strategic acquisition activity.

Other income (expense)

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2022	2021
Other income (expense)
Realized and unrealized gains (losses), net	$4,215	$9,368	$(5,153)	(55)%
Interest income	7,867	3,265	4,602	141%
Other income (expense), net	1,246	(1,723)	2,969	172%
Interest expense	(12,340)	(8,504)	(3,836)	45%
Total other income	$988	$2,406	$(1,418)	(59)%
Realized and Unrealized Gains (Losses), Net. Realized and unrealized gains (losses), net decreased by $5.2 million, or 55%, for the year ended December 31, 2022, primarily due to the timing of realizations and unrealized appreciation recognized on certain other investments.
Interest Income. Interest income increased by $4.6 million, or 141%, largely due to the timing of short-term borrowings by the funds and additional interest income driven by the increase in interest rates and in the weighted-average outstanding cash and cash equivalents between periods.
Other Income (Expense), Net. Other income (expense), net increased by $3.0 million, or 172%, which was attributed to changes in the TRA.
Interest Expense. Interest expense increased by $3.8 million, or 45%, due to the $150 million of private placement notes that funded in July 2022, which have a weighted-average interest rate of 5.05%.
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC comprises non-controlling interests related to the Operating Company’s subsidiaries and to our profits interests programs. The following table summarizes the allocation of net income to the non-controlling interests in the Operating Company (in thousands):

	Year Ended December 31,
	2022	2021
Non-controlling interests related to General Partners - realized	$39,320	$23,056
Non-controlling interests related to General Partners - unrealized	42,861	96,380
Non-controlling interests related to Fund Managers	(4,332)	5,904
Non-controlling interests related to 2019 profits interests awards	388	24,886
Non-controlling interests related to 2020 profits interests awards	4,619	2,512
Non-controlling interests related to 2021 profits interests awards	5,285	3,184
Total	$88,141	$155,922
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $157.0 million and $111.5 million during the years ended December 31, 2022 and 2021, respectively.
On January 1, 2022, our 2019 profits interests awards were collapsed into 790,424 shares of our Class A common stock and 13,255,888 Class A Units in the Operating Company.
On January 1, 2023, our 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units in the Operating Company.

We expect that the 2021 profits interests awards will be collapsed into Class A Units in the Operating Company (or shares of our Class A common stock) on or about July 1, 2023. The profits interests awards will be collapsed into Class A Units in the Operating Company (or shares of our Class A common stock) based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined subsequently) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This will result in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there will also be a corresponding increase in the number of outstanding Class A Units at the Operating Company or shares of our Class A common stock.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2021	2020
Revenues:
Fund management fees	$155,928	$110,235	$45,693	41%
Property management and leasing fees	69,654	59,986	9,668	16%
Construction management fees	8,292	8,155	137	2%
Development fees	3,703	1,966	1,737	88%
Transaction fees	75,073	39,298	35,775	91%
Insurance premiums	10,051	6,291	3,760	60%
Other asset management and property income	7,313	6,017	1,296	22%
Total revenues	$330,014	$231,948	$98,066	42%
Fund Management Fees. Fund management fees increased by $45.7 million, or 41%, largely due to the launch of new funds and the timing of deployment of capital. Bridge Debt Strategies Fund IV had its first closing in December 2020 and Bridge Opportunity Zone Fund IV and Bridge Multifamily Fund V had their first closings subsequent to December 31, 2020. These three funds contributed $27.9 million of fund management fees in 2021. Increased fee-earning AUM related to capital raises in our other funds, mainly from Bridge Office Fund II, Bridge Workforce and Affordable Housing Fund II and Bridge Opportunity Zone Fund III, generated an additional $24.2 million of fund management fees. These increases were partially offset by decreases of $6.0 million related to reductions in fee-earning AUM attributed to Bridge Multifamily Fund III and Bridge Debt Strategies Fund II.
Our fee-earning AUM increased $3.1 billion, or 31%, from $10.2 billion as of December 31, 2020 to $13.4 billion as of December 31, 2021. Our weighted-average management fee, which varies largely due to the size of investor commitments, increased from 1.46% as of December 31, 2020 to 1.54% as of December 31, 2021.

The chart below presents the composition of our fund management fees for the year ended December 31, 2021 and 2020 (dollar amounts in millions):
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
Investment Income

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2021	2020
Investment income:
Incentive fees	$2,469	$—	$2,469	NA
Performance allocations:
Realized	80,970	42,365	38,605	91%
Unrealized	248,647	61,803	186,844	302%
Earnings from investments in real estate	2,132	522	1,610	308%
Total investment income	$334,218	$104,690	$229,528	219%

Incentive Fees. We earned incentive fees of $2.5 million related to the disposition of certain managed investments during the year ended December 31, 2021. No such dispositions occurred during the year ended December 31, 2020.

Performance Allocations. Performance allocations increased by $225.4 million, or 216%, largely driven by our carried interest. The following table reflects our performance allocations by fund:

	Year Ended December 31, 2021		Year Ended December 31, 2020
(in thousands)	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$139,571	$—	$25,974
BWH I GP	—	58,728	—	15,877
BDS III GP	20,366	31,413	6,716	23,619
BDS II GP	96	23,637	5,598	(18,331)
BWH II GP	—	6,341	—	—
BDS IV GP	—	3,070	—	—
BOF II GP	—	2,777	—	2,609
BMF III GP	60,508	255	30,063	3,122
BDS I GP	—	35	(12)	(5)
BSH I GP	—	—	—	(93)
BAMBS GP	—	(40)	—	903
BOF I GP	—	(17,140)	—	8,128
Total	$80,970	$248,647	$42,365	$61,803
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

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2021	2020
Expenses:
Employee compensation and benefits	$142,707	$100,932	$41,775	41%
Incentive fee compensation	215	—	215	N/A
Performance allocations compensation:
Realized	6,611	4,281	2,330	54%
Unrealized	31,069	8,983	22,086	246%
Loss and loss adjustment expenses	8,075	3,119	4,956	159%
Third-party operating expenses	33,427	28,415	5,012	18%
General and administrative expenses	24,815	17,249	7,566	44%
Depreciation and amortization	2,830	3,214	(384)	(12%)
Total expenses	$249,749	$166,193	$83,556	50%
Employee Compensation and Benefits. Employee compensation and benefits increased by $41.8 million, or 41%, largely due to a $26.4 million increase in salaries, benefits and bonuses attributed to increased headcount driven by the increase in AUM and the number of Bridge-sponsored funds. The remaining increase of $15.4 million was attributed to the timing of profits interests awards granted in 2021 and the issuance of Restricted Stock and RSUs that were issued in connection with our IPO in July 2021.

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
Third-party Operating Expenses. Third-party operating expenses increased by $5.0 million, or 18%, due to an increase in the number of properties managed by third parties and additional leasing activity during 2021 compared to 2020, which was negatively impacted by the COVID-19 pandemic.
General and Administrative Expenses. General and administrative expenses increased by $7.6 million, or 44%, primarily due to higher insurance and professional fees related to being a publicly traded company, an increase in overhead due to the acceleration in the deployment of capital as the return to office movement gained momentum, and transactions costs related to the GBC Acquisition.
Other Income (Expense)

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2021	2020
Other income (expense)
Investment income	$9,368	$549	$8,819	1606%
Interest income	3,265	1,527	1,738	114%
Other expenses	(1,723)	—	(1,723)	N/A
Interest expense	(8,504)	(5,058)	(3,446)	68%
Total other income (expense)	$2,406	$(2,982)	$5,388	(181%)
Investment Income. Investment income increased to $9.4 million for the year ended December 31, 2021 compared to $0.5 million for the year ended December 31, 2020, primarily due to the unrealized appreciation in investments in third-party private PropTech companies and other investments.
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
Interest Expense. Interest expense increased by $3.4 million, or 68%, due to an increase in indebtedness incurred under the 2020 Private Placement Notes.

Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC comprises non-controlling interests related to the Operating Company’s subsidiaries (General Partners and Fund Managers) and to our profits interests programs. The following table summarizes the allocation of net income to non-controlling interests in the Operating Company:

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
Non-GAAP Financial Measures
We use non-GAAP financial measures, such as Distributable Earnings, Fee Related Earnings, Fee Related Revenues and Fee Related Expenses, to supplement financial information presented in accordance with GAAP. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Fee Related Revenues and Fee Related Expenses are presented separately in our calculation of non-GAAP measures in order to better illustrate the profitability of our Fee Related Earnings. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons.
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

Distributable Earnings differs from net income before the provision for income taxes, computed in accordance with GAAP, in that it does not include depreciation and amortization, unrealized performance allocations and related compensation expense, unrealized gains (losses), share-based compensation, cash net income attributable to non-controlling interests, charges (credits) related to corporate actions and non-recurring items. Such items, where applicable, include: charges associated with acquisitions or strategic investments, changes in the TRA liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Distributable Earnings is not a measure of performance calculated in accordance with GAAP. Although we believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance, the use of Distributable Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” prepared in accordance with GAAP. Our calculations of Distributable Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.
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
Fee Related Revenues. Fee Related Revenues is a component of Fee Related Earnings. Fee Related Revenues comprises fund management fees, transaction fees net of any third-party operating expenses, net earnings from Bridge property operators, development fees, and other asset management and property income. Net earnings from Bridge property operators is calculated as a summation of property management, leasing fees and construction management fees less third-party operating expenses and property operating expenses. Property operating expenses is calculated as a summation of employee compensation and benefits, general and administrative expenses and interest expense at our property operators. We believe our vertical integration enhances returns to our shareholders and fund investors, and we view the net earnings from Bridge property operators as part of our fee related revenue as these services are provided to essentially all of the real estate properties in our equity funds. Net earnings from Bridge property operators is a metric that is included in management’s review of our business. Please refer to the reconciliation below to the comparable line items on the consolidated and combined statements of operations. Fee Related Revenues differs from revenue computed in accordance with U.S. GAAP in that it excludes insurance premiums. Additionally, Fee Related Revenues is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds.
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

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$272,370	$408,627	$166,457
Income tax provision	22,195	8,262	1,006
Income before provision for income taxes	294,565	416,889	167,463
Depreciation and amortization	2,936	2,830	3,214
Less: Unrealized performance allocations	(115,175)	(248,647)	(61,803)
Plus: Unrealized performance allocations compensation	24,870	31,069	8,983
Less: Unrealized (gains) losses, net	(4,249)	(9,367)	(558)
Plus: Other (income) expenses, net	(1,246)	1,723	—
Plus: Share-based compensation	32,144	21,508	6,158
Less: Cash income attributable to non-controlling interests in subsidiaries	(6,603)	(36,486)	(19,535)
Less: Net realized performance allocations attributable to non-controlling interests	(39,320)	(23,056)	—
Distributable Earnings attributable to the Operating Company	187,922	156,463	103,922
Realized performance allocations and incentive fees	(69,280)	(83,439)	(42,365)
Realized performance allocations and incentive fees compensation	4,396	6,826	4,281
Net realized performance allocations to non-controlling interests	39,320	23,056	—
Net insurance (income) loss	(6,336)	(1,976)	(3,172)
(Earnings) losses from investments in real estate	(2,169)	(2,132)	(522)
Net interest (income) expense and realized (gain) loss	4,472	5,165	3,413
Less: Cash income attributable to non-controlling interests in subsidiaries	6,603	36,486	19,535
Total Fee Related Earnings	164,928	140,449	85,092
Less: Total Fee Related Earnings attributable to non-controlling interests	(6,603)	(36,486)	(19,535)
Total Fee Related Earnings attributable to the Operating Company	$158,325	$103,963	$65,557

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Fund-level fee revenues
Fund management fees	$221,584	$155,928	$110,235
Transaction fees	56,205	75,073	39,298
Total net fund-level fee revenues	277,789	231,001	149,533
Net earnings from Bridge property operators	10,504	11,519	8,362
Development fees	4,688	3,703	1,966
Fund administration fees	15,031	—	—
Other asset management and property income	11,502	7,313	6,017
Fee Related Revenues	319,514	253,536	165,878
Cash-based employee compensation and benefits	(126,252)	(96,114)	(70,954)
Net administrative expenses	(28,334)	(16,973)	(9,832)
Fee Related Expenses	(154,586)	(113,087)	(80,786)
Total Fee Related Earnings	164,928	140,449	85,092
Less: Total Fee Related Earnings attributable to non-controlling interests	(6,603)	(36,486)	(19,535)
Total Fee Related Earnings to the Operating Company	158,325	103,963	65,557
Realized performance allocations and incentive fees	69,280	83,439	42,365
Realized performance allocations and incentive fees compensation	(4,396)	(6,826)	(4,281)
Net realized performance allocations attributable to non-controlling interests	(39,320)	(23,056)	—
Net insurance income (loss)	6,336	1,976	3,172
Earnings (losses) from investments in real estate	2,169	2,132	522
Net interest income (expense) and realized gain (loss)	(4,472)	(5,165)	(3,413)
Distributable Earnings attributable to the Operating Company	$187,922	$156,463	$103,922

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our consolidated and combined statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators. The following table sets forth these components for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash-based employee compensation and benefits	$126,252	$96,114	$70,954
Compensation expense of Bridge property operators	38,233	25,085	23,820
Share-based compensation	32,144	21,508	6,158
Employee compensation and benefits	$196,629	$142,707	$100,932

Administrative expenses, net of Bridge property operators	$28,334	$16,973	$9,832
Administrative expenses of Bridge property operators	12,736	7,842	7,417
General and administrative expenses	$41,070	$24,815	$17,249

Unrealized gains (losses)	$4,249	$9,367	$558
Other expenses from Bridge property operators	(35)	(73)	(127)
Other income (expense), net	1,246	(1,723)	—
Net interest income (expense) and realized gain (loss)	(4,472)	(5,165)	(3,413)
Total other income (expense)	$988	$2,406	$(2,982)
Distributable Earnings and Fee Related Earnings to the Operating Company
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Total Fee Related Earnings to the Operating Company increased by $54.4 million, or 52%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, while Distributable Earnings to the Operating Company increased by $31.5 million, or 20%, during the same period due to the following:
•Total Fee Related Revenues increased by $66.0 million, or 26%, principally due to:
◦Fund management fees increased by $65.7 million, or 42%, primarily due to capital raising and timing of deployment of capital for new funds in 2022 and 2021 which increased our fee-earning AUM by 30% compared to fee-earning AUM at December 31, 2021; and
◦Transaction fees decreased by $18.9 million, or 25%, driven by the slowdown in commercial real estate transactions in the second half of 2022, which has primarily been attributed to volatility in debt capital markets.
•Net earnings from Bridge property operators decreased by $1.0 million, or 9%, driven by a reduction in leasing commissions incurred during 2021 that did not reoccur in 2022, which was partially offset by an increase the number of multifamily and workforce and affordable housing units managed from December 31, 2021 to December 31, 2022.
•Fee Related Expenses increased by $41.5 million, or 37%, principally due to:
◦Cash-based employee compensation and benefits increased by $30.1 million, or 31%, primarily due to increased headcount driven by the 30% increase in our fee-earning AUM and new investment strategies launched in 2021 and 2022; and

◦Net administrative expenses increased by $11.4 million, or 67%, primarily due to higher insurance and professional fees related to being a publicly traded company following the IPO in July 2021 and costs associated with strategic acquisition activity.
•Net of related compensation, realized performance allocations and incentive fees decreased by $9.5 million, or 13%, compared to 2021, due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III. The results for 2021 prior to the IPO in July 2021 included 100% of the net realized performance allocations and incentive fees as the financial statements were combined with the respective Bridge GPs. Post-IPO, the amount is shown net of the realized general partner non-controlling interest component of $39.3 million for 2022 compared to $23.1 million for 2021. Taking into consideration this non-controlling interest, the realized performance allocations and incentive fees, net of related compensation, decreased by $25.7 million or 50%.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Total Fee Related Earnings to the Operating Company increased by $38.4 million, or 59%, for 2021 as compared to 2020, while Distributable Earnings to the Operating Company increased by $52.5 million, or 51%, during the same period due to the following:
•Total Fee Related Revenues increased by $87.7 million, or 53%, principally due to:
◦Fund management fees increased by $45.7 million, or 41%, primarily due to capital raising and timing of deployment of capital for new funds in 2021 and 2020, which increased our fee-earning AUM by 31% compared to 2020; and
◦Transaction fees increased by $35.8 million, or 91%, driven by the deployment of $4.5 billion of capital primarily for development and multifamily assets and debt investments.
•Net earnings from Bridge property operators increased by $3.2 million, or 38%, driven by an increase in leasing activity, and an increase in the number of managed units which grew from approximately 48,000 units as of December 31, 2020 to approximately 59,000 units as of December 31, 2021.
•Fee Related Expenses increased by $32.3 million, or 40%, principally due to:
◦Cash-based employee compensation and benefits increased by $25.2 million, or 35%, primarily due to increased headcount driven by the 31% increase in our fee-earning AUM and new investment strategies launched; and
◦Net administrative expenses increased by $7.1 million, or 73%, primarily due to higher insurance and professional fees related to being a publicly traded company and transaction costs related to the GBC Acquisition. Additionally, net administrative expenses were lower than historical averages during 2020 due to reduced travel and office-related expenses as a result of the COVID-19 pandemic.
•Net of related compensation, realized performance allocations and incentive fees increased by $38.5 million, or 101%, compared to 2020, due to the increased realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Fund III. The prior year period included 100% of the net realized performance allocations and incentive fees as the financial statements were combined with the respective Bridge GPs. Post-IPO, the amount is shown net of the realized general partner non-controlling interest component of $23.1 million for 2021 compared to zero in the prior year. Taking into consideration this non-controlling interest, the realized performance allocations and incentive fees, net of related compensation, increased by $15.5 million or 41%.

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
As of December 31, 2022 and 2021, we had total assets of $1,154.8 million and $846.3 million, respectively, which included $183.6 million and $78.4 million of cash and cash equivalents, respectively, and total liabilities of $508.5 million and $296.6 million, respectively. There were no borrowings outstanding under our revolving credit facility. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.
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
We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to investors in our funds that are not reflected in our consolidated and combined financial statements. Refer to Note 18, “Commitments and Contingencies” and Note 19, “Variable Interest Entities” to our consolidated and combined financial statements included in this annual report on Form 10-K for additional information on commitments and contingencies and variable interest entities.
The following table presents a summary of our cash flows for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$228,353	$209,224	$130,096
Net cash used in investing activities	(21,883)	(114,259)	(47,813)
Net cash used in financing activities	(97,077)	(118,447)	(35,039)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$109,393	$(23,482)	$47,244
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

For the year ended December 31, 2022 — net cash provided by operating activities was $228.4 million, primarily consisting of net income of $272.4 million offset by adjustments for non-cash items of $46.4 million and cash provided by operating assets and liabilities of $2.4 million. Adjustments for non-cash items primarily consisted of $115.2 million unrealized performance allocations and $2.0 million of equity in income from equity method investments, which was offset by $32.1 million of share-based compensation, $24.9 million of unrealized accrued performance allocations compensation and a $12.8 million change in the deferred income taxes.
For the year ended December 31, 2021 — net cash provided by operating activities was $209.2 million, primarily consisting of net income of $408.6 million offset by adjustments for non-cash items of $199.1 million. Adjustments for non-cash items primarily consisted of $248.6 million unrealized performance allocations and $8.8 million of unrealized earnings on equity investments, which was primarily offset by $21.5 million of share-based compensation and $31.1 million of unrealized accrued performance allocations compensation.
For the year ended December 31, 2020 — net cash provided by operating activities was $130.1 million, consisting of net income of $166.5 million, offset by adjustments for non-cash items of $43.9 million, and $7.5 million of cash provided by operating assets and liabilities. Adjustments for non-cash items primarily consisted of $61.8 million of unrealized performance allocations, offset by $9.0 million of unrealized accrued performance allocations compensation and $6.2 million of share-based compensation.
Investing Activities
Our investing activities primarily consist of lending to affiliate entities and investing activities related to our investments in Bridge Agency MBS Fund and in certain PropTech companies.
For the year ended December 31, 2022 — net cash used in investing activities of $21.9 million primarily consisted of $548.8 million in collections of notes receivable related to our lending activities to affiliate entities, which was offset by issuances of notes receivables of $472.4 million, $83.3 million for purchases of investments, and $15.1 million used for the GBC Acquisition.
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
For the year ended December 31, 2022 — net cash used in financing activities of $97.1 million was largely due to $213.7 million of distributions paid to non-controlling interests and $30.2 million of dividends paid to our Class A common stockholders, and the payment of deferred financing costs related to the new Credit Facility entered into in June 2022 and the 2022 Private Placement Notes. These cash outflows were offset by $150.0 million in proceeds received from our 2022 Private Placement Notes.
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
Corporate Credit Facilities
In July 2020, we entered into a secured revolving line of credit (“Line of Credit”), with an aggregate borrowing capacity of $75.0 million. Borrowings under the Line of Credit accrued interest at LIBOR plus 2.25%. The Line of Credit was to mature on July 22, 2022, however it was terminated in June 2022 in conjunction with the new Credit Facility.
On June 3, 2022, the Operating Company entered into a credit agreement with CIBC, Inc. and Zions Bancorporation, N.A. d/b/a Zions First Nation Bank as Joint Lead Arrangers (“the Credit Facility”). The Credit Facility allows for total revolving commitments of up to $125.0 million, which may be increased up to $225.0 million contingent on certain criteria being met (the “Credit Facility”). The Credit Facility matures on June 3, 2024, subject to potential extension under certain circumstances.
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.50% to 3.00% over the Term Secured Overnight Financing Rate (“SOFR”) as determined by the Operating Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.75% to 2.25% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.20%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Facility, but require paydown at least once annually.
Under the terms of the Credit Facility, certain of the Operating Company’s assets serve as pledged collateral. In addition, the Credit Facility contains covenants that, among other things, limit the Operating Company’s ability to incur: indebtedness; create, incur or allow liens; merge with other companies; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Facility also contains financial covenants requiring the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million and (3) minimum quarterly EBITDA of $15 million and minimum EBITDA for the trailing four fiscal quarters of $80 million.
The weighted-average interest rate in effect for the Credit Facility as of December 31, 2022 was 6.07%. As of December 31, 2022, there was no outstanding balance on the Credit Facility.
On January 31, 2023, the Company entered into an amendment to the Credit Facility, pursuant to which (i) the Company exercised its option to increase total commitments under the Credit Facility to $225.0 million (ii) the variable interest rates under the applicable pricing grid were each increased by 15 basis points and (iii) the quarterly unused commitment fee was increased to 0.25%.
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
On February 13, 2023, the Operating Company entered into a $150 million note purchase agreement pursuant to which the Operating Company issued two tranches of senior notes in a private placement offering with a weighted average interest rate of 6.01% as of the issuance date. The transaction consists of $120 million of 5.99% notes with a seven-year term and $30 million of 6.10% notes with a ten-year term. The note purchase agreement is contingent upon closing the acquisition of substantially all of the assets of Newbury.
Debt Covenants
As of December 31, 2022 and 2021, the Company was in full compliance with all debt covenants.
Contractual Obligations and Commitments
Our principal contractual obligations and commitments consist of obligations under our Private Placement Notes, capital commitments, and lease obligations. The amount of the obligations presented in the table summarizes our commitments to settle contractual obligations in cash as of the time periods presented. The following table summarizes our contractual obligations as of December 31, 2022:

	Payments Due by Time Period
(in thousands)	Total	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity
Operating lease obligations	$18,788	$5,278	$7,711	$5,799	$—	$—
Long-term debt obligations(1)	300,000	—	75,000	75,000	150,000	—
Interest on debt obligations(2)	107,737	13,612	27,225	21,375	45,525	—
Standby letters of credits	7,112	7,112	—	—	—	—
Capital commitments(3)	30,087	—	—	—		30,087
Total contractual obligations	$463,724	$26,002	$109,936	$102,174	$195,525	$30,087
(1)Estimated principal payments on our debt obligations reflect amounts that would be paid over the term of the Private Placement Notes assuming the debt is held until final maturity.
(2)Estimated interest payments on our debt obligations reflect amounts that would be paid over the term of the Private Placement Notes based on the contractual interest rates and assuming the debt is held until final maturity.
(3)Capital commitments represent our GP commitments in addition to obligations as a limited partner to fund certain PropTech investments. These amounts are generally due on demand, and accordingly, have been presented as indeterminable. Capital commitments are expected to be called over a period of several years.
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

Critical Accounting Estimates
The preparation of our consolidated and combined financial statements in accordance with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies could potentially produce materially different results if we were to change the underlying assumptions, estimates or judgments. Refer to Note 2, “Significant Accounting Policies” of our consolidated and combined financial statements included in this annual report on Form 10-K for a summary of our significant accounting policies.
Consolidation
The Company consolidates entities in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements. The application of the consolidation guidance requires significant judgement, which includes an assessment of (1) whether the Company holds a variable interest in an entity, (2) whether the entity is a VIE, and (3) whether the Company’s involvement would make it the primary beneficiary.
In evaluating whether the Company holds a variable interest, we make judgements as to whether the fees (including management fees, incentive fees and performance allocations) that we earn are commensurate with the level of effort required for those fees and if the fees are at market rates. In making these judgments, we consider, among other things, the extent of third party investment in the entity and the terms of any other interests we hold in the VIE.
The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgments in determining which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE. As part of this assessment, the Company considers interests held by its related parties, including de facto agents. The Company may perform a related party analysis to assess whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to the related party; the Company’s and the related party’s ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
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
The determination that the Company holds a controlling financial interest in a Bridge-sponsored fund or investment vehicle significantly changes the presentation of our consolidated and combined financial statements. In our consolidated balance sheets, we present 100% of the assets and liabilities of consolidated VIEs along with a non-controlling interest which represents the portion of the consolidated vehicle’s interests held by third parties. However, assets of our consolidated VIEs can only be used to settle obligations of the consolidated VIE and are not available for general use by the Company.

Fair Value
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
The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors including, for example, the type of instrument, whether the instrument has recently been issued, whether the instrument is traded on an active exchange or in the secondary market, and current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for financial instruments categorized in Level III. The variability and availability of the observable inputs affected by the factors described above may result in transfers between Levels I, II, and III.
Performance Allocations
The Company accounts for accrued performance obligations (commonly referred to as carried interest), which represents a performance-based capital allocation from a fund General Partner to the Company, as earnings from financial assets within the scope of ASC 323, Investments—Equity Method and Joint Ventures. The underlying investments in the funds upon which the allocation is based reflect valuations on an up to three-month lag. The Company recognizes performance allocations as a separate revenue line item in the consolidated and combined statements of operations with uncollected carried interest as of the reporting date reported within accrued performance allocations in the consolidated balance sheets. As of December 31, 2022 and 2021, the Company had accrued performance allocations of $554.7 million and $439.5 million, respectively.
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

Fair value varies between reporting periods, therefore it is necessary to make adjustments to amounts recorded as carried interest to reflect either (i) positive performance resulting in an increase in the carried interest allocated to the Company or (ii) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a reversal of previously recognized carried interest allocated to the Company. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. Because of the inherent uncertainty in measuring the fair value of investments in the absence of observable market prices, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
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
As of December 31, 2022 and 2021, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $177.7 million and $120.9 million, respectively, of which $141.4 million and $106.9 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of December 31, 2022, there would be no contingent repayment obligation or liability.
Incentive Fees and Performance Allocations Compensation
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
Income Taxes
Prior to the IPO, other than our subsidiaries BIGRM and Bridge PM, Inc., the Operating Company and its subsidiaries were limited liability companies or limited partnerships and, as such, were not subject to income taxes and the individual owners of the Operating Company and its subsidiaries were required to report their distributive share of the Operating Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns. In preparation for the IPO, the Company was incorporated as a corporation for U.S. federal income tax purposes, and is subject to U.S. federal and state income taxes on its share of taxable income generated by the Operating Company.

Taxes are accounted for using the asset and liability method of accounting, which is based on estimates and assumptions that involve significant judgements. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted. The principal items giving rise to temporary differences are certain basis differences resulting from exchanges of units in the Operating Company.
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
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. We review our tax positions quarterly and adjust our tax balances as new legislation is passed or new information becomes available.
Tax Receivable Agreements
The TRA with the Operating Company and each of the Continuing Equity Owners provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) increases in the Company’s allocable share of the tax basis of the Operating Company’s assets resulting from (a) the Company’s purchase of Class A Units directly from the Operating Company and the partial redemption of Class A Units by the Operating Company in connection with the IPO, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of Class A Units for our Class A common stock or cash and (c) certain distributions (or deemed distributions) by the Operating Company; (2) the Company’s allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units (including in connection with the IPO), which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by the Company and (3) certain additional tax benefits arising from payments made under the TRA. The Company will retain the benefit of the remaining 15% of these net cash tax savings under the TRA. The Company has accrued a contingent liability representing 85% of the incremental net cash tax savings for the Company due to the exchanging Original Equity Owners.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, refer to Note 2, “Significant Accounting Policies” in our consolidated and combined financial statements included in this annual report on Form 10-K.

JOBS Act
As an emerging growth company under the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Interest Rate Risk
As of December 31, 2022, we had cash of $36.3 million deposited in non-interest bearing accounts and $147.3 million deposited in an interest bearing account, with limited to no interest rate risk. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Foreign Exchange Rate Risk
We do not possess significant assets in foreign countries in which we operate or engage in material transactions in currencies other than the U.S. dollar. Therefore, changes in exchange rates are not expected to materially impact our consolidated and combined financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Bridge Investment Group Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bridge Investment Group Holdings Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated and combined statements of operations, comprehensive income, changes in shareholders’/members’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2023
We have served as the Company’s auditor since 2021.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$183,576	$78,417
Restricted cash	9,689	5,455
Marketable securities, at fair value	14,614	8,035
Receivables from affiliates	53,804	35,379
Notes receivable from affiliates	67,244	118,508
Other assets	70,466	44,463
Other investments	85,456	44,006
Accrued performance allocations	554,723	439,548
Intangible assets, net	4,894	3,441
Goodwill	55,982	9,830
Deferred tax assets, net	54,387	59,210
Total assets	$1,154,835	$846,292
Liabilities and shareholdersʼ equity
Accrued performance allocations compensation	$66,754	$41,020
Accrued compensation and benefits	15,643	15,107
Accounts payable and accrued expenses	24,942	13,586
Due to affiliates	51,966	46,134
General Partner Notes Payable, at fair value	8,633	12,003
Insurance loss reserves	9,445	8,086
Self-insurance reserves and unearned premiums	3,453	3,504
Other liabilities	30,386	8,973
Notes payable	297,294	148,142
Total liabilities	$508,516	$296,555
Commitments and contingencies (Note 18)
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized, 0 issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 29,488,521 and 25,159,799 issued and outstanding as of December 31, 2022 and 2021, respectively	295	230
Class B common stock, $0.01 par value, 237,837,544 and 239,208,722 authorized; 85,301,127 and 86,672,305 issued and outstanding as of December 31, 2022 and 2021, respectively	853	867
Additional paid-in capital	63,939	53,527
Retained earnings	14,230	17,184
Accumulated other comprehensive loss	(220)	(21)
Bridge Investment Group Holdings Inc. equity	79,097	71,787
Non-controlling interests in Bridge Investment Group Holdings LLC	309,677	272,482
Non-controlling interests in Bridge Investment Group Holdings Inc.	257,545	205,468
Total shareholdersʼ equity	646,319	549,737
Total liabilities and shareholdersʼ equity	$1,154,835	$846,292
See accompanying notes to consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Fund management fees	$221,584	$155,928	$110,235
Property management and leasing fees	76,210	69,654	59,986
Construction management fees	10,973	8,292	8,155
Development fees	4,688	3,703	1,966
Transaction fees	56,205	75,073	39,298
Fund administration fees	15,031	—	—
Insurance premiums	12,856	10,051	6,291
Other asset management and property income	11,502	7,313	6,017
Total revenues	409,049	330,014	231,948
Investment income:
Incentive fees	—	2,469	—
Performance allocations:
Realized	69,280	80,970	42,365
Unrealized	115,175	248,647	61,803
Earnings from investments in real estate	2,169	2,132	522
Total investment income	186,624	334,218	104,690
Expenses:
Employee compensation and benefits	196,629	142,707	100,932
Incentive fee compensation	—	215	—
Performance allocations compensation:
Realized	4,396	6,611	4,281
Unrealized	24,870	31,069	8,983
Loss and loss adjustment expenses	6,520	8,075	3,119
Third-party operating expenses	25,675	33,427	28,415
General and administrative expenses	41,070	24,815	17,249
Depreciation and amortization	2,936	2,830	3,214
Total expenses	302,096	249,749	166,193
Other income (expense):
Realized and unrealized gains, net	4,215	9,368	549
Interest income	7,867	3,265	1,527
Other income (expense), net	1,246	(1,723)	—
Interest expense	(12,340)	(8,504)	(5,058)
Total other income (expense)	988	2,406	(2,982)
Income before provision for income taxes	294,565	416,889	167,463
Income tax provision	(22,195)	(8,262)	(1,006)
Net income	272,370	408,627	166,457
Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	88,141	155,922	19,535
Net income attributable to Bridge Investment Group Holdings LLC	184,229	252,705	146,922
Net income attributable to Common Control Group prior to Transactions and IPO	—	117,971	146,922
Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	156,960	111,508	—
Net income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	$27,269	$23,226	$—

Earnings per share of Class A common stock—Basic and Diluted (Note 22)[1]	$0.92	$0.93	$—
Weighted-average shares of Class A common stock outstanding—Basic and Diluted (Note 22)[1]	23,928,408	22,515,868	—
1 For the year ended December 31, 2021, the earnings per share amounts are for the period following the Transactions and IPO from July 16, 2021 through December 31, 2021. Refer to Note 1, “Organization” and Note 22, “Earnings per Share” for additional information.
See accompanying notes to consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020

Net income	$272,370	$408,627	$166,457
Other comprehensive income (loss)—foreign currency translation adjustments, net of tax	(199)	(25)	4
Total comprehensive income	272,171	408,602	166,461
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	88,141	155,922	19,535
Comprehensive income attributable to Bridge Investment Group Holdings LLC	184,030	252,680	146,926
Less: comprehensive income attributable to Common Control Group prior to Transactions and IPO	—	117,971	146,926
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	156,960	111,508	—
Comprehensive income attributable to Bridge Investment Group Holdings Inc. subsequent to Transactions and IPO	$27,070	$23,201	$—
See accompanying notes to consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity
(Dollar amounts in thousands, except per share data)

	Net investment CCG(1)	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	NCI in Operating Company or CCG(2)	NCI in Bridge Investment Group Holdings Inc.(3)	Total Shareholdersʼ/membersʼ equity
Balance as of December 31, 2019	$174,465	$—	$—	$—	$—	$—	$15,860	$—	$190,325
Net income	146,922	—	—	—	—	—	19,535	—	166,457
Foreign currency translation adjustment	—	—	—	—	—	4	—	—	4
Capital contributions	—	—	—	—	—	—	145	—	145
Share-based compensation	5,714	—	—	—	—	—	444	—	6,158
Repurchase of membership interests	(6,818)	—	—	—	—	—	(41)	—	(6,859)
Distributions to members	(134,192)	—	—	—	—	—	(20,567)	—	(154,759)
Balance as of December 31, 2020	$186,091	$—	$—	$—	$—	$4	$15,376	$—	$201,471
(1)Net investment in Common Control Group (“CCG”).
(2)Non-controlling interest (“NCI”), in Bridge Investment Group Holdings LLC or CCG.
(3)NCI in Bridge Investment Group Holdings Inc.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity, continued
(Dollar amounts in thousands, except per share data)

	Net Investment in CCG	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	NCI in Operating Company or CCG	NCI in Bridge Investment Group Holdings Inc.	Total Shareholdersʼ/ Membersʼ Equity
Balance as of December 31, 2020	$186,091	$—	$—	$—	$—	$4	$15,376	$—	$201,471
Net income prior to Transactions and IPO(1)	117,971	—	—	—	—	—	11,562	—	129,533
Foreign currency translation adjustment prior to Transactions and IPO	—	—	—	—	—	(4)	—	—	(4)
Share-based compensation prior to Transactions and IPO	14,704	—	—	—	—	—	975	—	15,679
Capital contributions prior to Transactions and IPO	422	—	—	—	—	—	323	—	745
Distributions prior to Transactions and IPO	(176,273)	—	—	—	—	—	(17,186)	—	(193,459)
Repurchase of membership interests prior to Transactions and IPO	(68)	—	—	—	—	—	(42)	—	(110)
Settlement of accrued performance allocations compensation liability with equity	14,247	—	—	—	—	—	—	—	14,247
Recognition of non-controlling interests in certain subsidiaries concurrent with Transactions and IPO	(142,986)	—	—	—	—	—	142,986	—	—
Derecognition of Bridge Debt Strategies Fund GP LLC	2,337	—	—	—	—	—	—	—	2,337
Effects of Transactions and purchase of Operating Company Class A Units	(16,445)	28	975	15,442	—	—	—	—	—
Issuance of Class A common stock sold in IPO, net of underwriting discount and issuance costs	—	187	—	277,006	—	—	—	(139,875)	137,318
Purchase of membership interests in the Operating Company	—	—	(108)	(157,955)	—	—	—	158,063	—
Issuance of Class A common stock from Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	14	—	18,174	—	—	—	(18,188)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	18,711	—	—	—	—	18,711
Equity reallocation between controlling and non-controlling interests subsequent to Transactions and IPO	—	—	—	(119,149)	—	—	—	119,149	—
Capital Contributions subsequent to Transactions and IPO	—	—	—	—	—	—	398	—	398
Net income subsequent to Transactions and IPO	—	—	—	—	23,226	—	144,360	111,508	279,094
Foreign currency translation subsequent to Transactions and IPO	—	—	—	—	—	(21)	—	—	(21)
Share-based compensation subsequent to Transactions and IPO	—	1	—	1,298	—	—	9	4,521	5,829
Distributions subsequent to Transactions and IPO	—	—	—	—	—	—	(26,279)	(29,710)	(55,989)
Dividends on Class A common stock, $0.24 per share	—	—	—	—	(6,042)	—	—	—	(6,042)
Balance as of December 31, 2021	$—	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
(1) For a description of the Transactions related to our initial public offering (“IPO”) refer to Note 1, “Organization.”

See accompanying notes to consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Changes in Shareholders’/Members’ Equity, continued
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	NCI in Operating Company	NCI in Bridge Investment Group Holdings Inc.	Total Shareholdersʼ/ Membersʼ Equity
Balance as of December 31, 2021	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
Net income	—	—	—	27,269	—	88,141	156,960	272,370
Conversion of 2019 profits interest awards	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	14	(14)	972	—	—	—	—	972
Issuance of Class A Units for acquisition	—	—	—	—	—	—	14,930	14,930
Fair value of non-controlling interest in acquired business	—	—	—	—	—	20,053	—	20,053
Share-based compensation, net of forfeitures	43	—	11,677	—	—	1,397	19,027	32,144
Capital contributions	—	—	—	—	—	213	—	213
Distributions	—	—	—	—	—	(72,609)	(141,069)	(213,678)
Dividends on Class A Common Stock/Units, $1.04 per share	—	—	—	(30,223)	—	—	—	(30,223)
Foreign currency translation adjustment	—	—	—	—	(199)	—	—	(199)
Reallocation of equity	—	—	(2,229)	—	—	—	2,229	—
Balance as of December 31, 2022	$295	$853	$63,939	$14,230	$(220)	$309,677	$257,545	$646,319

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$272,370	$408,627	$166,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,936	2,830	3,214
Amortization of financing costs and debt discount and premium	861	523	248
Share-based compensation	32,144	21,508	6,158
Loss on disposal of furniture and equipment	—	—	127
Equity in income of investments	(1,988)	(8,811)	(1,002)
Changes in unrealized gain (loss) on General Partner Notes Payable	(2,362)	(595)	445
Amortization of lease liabilities	(529)	(276)	(263)
Unrealized performance allocations	(115,175)	(248,647)	(61,803)
Unrealized accrued performance allocations compensation	24,870	31,069	8,983
Change in deferred income taxes	12,871	3,283	—
Changes in operating assets and liabilities:
Receivable from affiliates	(17,649)	(9,847)	3,861
Prepaid and other assets	1,128	(6,438)	(1,945)
Accounts payable and accrued expenses	10,983	4,488	3,984
Accrued payroll and benefits	536	3,487	(1,340)
Other liabilities	6,431	1,933	(585)
Insurance loss and self-insurance reserves	1,308	3,455	3,066
Accrued performance allocations compensation	864	912	491
Due to affiliates	(1,246)	1,723	—
Net cash provided by operating activities	228,353	209,224	130,096
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(83,344)	(14,096)	(14,505)
Distributions from investments	1,377	1,239	2,841
Sale of marketable securities	1,300	—	—
Issuance of notes receivable	(472,397)	(583,308)	(308,728)
Proceeds from collections on notes receivable	548,768	513,027	272,841
Purchase of tenant improvements, furniture and equipment	(3,228)	(1,121)	(262)
Deposits	730	(30,000)	—
Cash paid for acquisition, net of cash acquired	(15,089)	—	—
Net cash used in investing activities	(21,883)	(114,259)	(47,813)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	213	1,143	145
Distributions to members	—	(176,273)	(134,192)
Proceeds from issuance of common stock—IPO, net of underwriting discount and issuance costs	—	277,193	—
Purchase of membership interests in Operating Company	—	(158,063)	—
Proceeds from issuance of common stock—Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	18,188	—
Distributions to non-controlling interests	(213,678)	(73,175)	(20,567)
Repurchase of membership interests	—	(110)	(6,859)
Repayments of General Partner Notes Payable	(1,008)	(1,308)	—
Dividends paid on Class A common stock	(30,223)	(6,042)	—
Proceeds from revolving line of credit	50,000	135,800	92,657
Payments on revolving line of credit	(50,000)	(135,800)	(109,492)
Borrowings on private notes	150,000	—	150,000
Repayments of notes payable	—	—	(4,230)
Payments of deferred financing costs	(2,381)	—	(2,501)
Net cash used in financing activities	(97,077)	(118,447)	(35,039)
Net increase (decrease) in cash, cash equivalents, and restricted cash	109,393	(23,482)	47,244
Cash, cash equivalents and restricted cash - beginning of period	83,872	107,354	60,110
Cash, cash equivalents and restricted cash - end of period	$193,265	$83,872	$107,354
See accompanying notes to consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Cash Flows, continued
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,288	$3,959	$985
Cash paid for interest	6,200	7,968	4,526
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$21,312	$—	$—
Origination of short-term loan receivable for prepaid acquisitions	40,000	—	—
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	(8,049)	—	—
Settlement of accrued performance allocations compensation liability with equity	—	14,247	—
Derecognition of Bridge Debt Strategies Fund GP LLC	—	2,337	—
Issuance of Class A Units for acquisition	14,930	—	—
Non-controlling interest assumed in business combination	20,053	—	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$183,576	$78,417	$101,830
Restricted cash	9,689	5,455	5,524
Cash, cash equivalents, and restricted cash	$193,265	$83,872	$107,354

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Notes to Consolidated and Combined Financial Statements
1.    ORGANIZATION
Bridge Investment Group Holdings Inc. (“we,” “us,” “our,” the “Company” or “Bridge”) is a leading, vertically integrated real estate investment manager, diversified across specialized asset classes. Our business operation includes various specialized and synergistic investment platforms, including Multifamily, Workforce and Affordable Housing, Seniors Housing, Office, Development, Net Lease Income, Logistics, Debt Strategies, Agency MBS, Single-Family Rental, Property Technology (“PropTech”), and Renewable Energy. We provide investors with a diverse range of real estate investment products managed by our dedicated, specialized and synergistic investment teams. Our broad range of products allow us to capture new market opportunities and serve investors with various investment objectives.
The Company was incorporated as a Delaware corporation on March 18, 2021, for the purpose of facilitating the Company’s initial public offering (“IPO”) and other related transactions in order to carry on the business of Bridge Investment Group Holdings LLC (formerly known as Bridge Investment Group LLC, or the “Operating Company”), and its wholly owned subsidiaries. The Company is the sole managing member of the Operating Company, and its only material asset is its ownership interest in the Operating Company. As the sole managing member of the Operating Company, we indirectly operate and control all of the Operating Company’s business and affairs.
The Operating Company is the ultimate controlling entity, through its wholly owned subsidiary Bridge Fund Management Holdings LLC, of the following investment manager entities, which we refer to collectively as the Fund Managers: Bridge Multifamily Fund Manager LLC, Bridge Seniors Housing Fund Manager LLC (“BSHM”), Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC (“BOFM”), Bridge Development Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, Bridge Single-Family Rental Fund Manager LLC, Bridge Investment Group Ventures Fund Manager LLC and Bridge Renewable Energy Fund Manager LLC (together, the “Fund Managers”). The Fund Managers provide real estate and fund investment advisory services to multiple investment funds and other vehicles, including joint venture real estate projects, separately managed accounts and privately offered real estate-related limited partnerships, including any parallel investment vehicles and feeder funds (collectively, the “funds”). The Operating Company is entitled to a pro rata portion of the management fees earned from providing these services to the funds based on its ownership in the Fund Managers, which ranges from 60% to 100%.
Each time we establish a new fund, our direct owners establish a new general partner for that fund (each, a “General Partner”). We refer to these general partners collectively as the “Bridge GPs.” The Operating Company and the Bridge GPs are under common control by the direct owners of the Operating Company and the Bridge GPs. Under the terms of the Bridge GP operating agreements, the General Partners are entitled to performance fees from the funds once certain threshold returns are achieved for limited partners.
Reorganization in Connection with IPO
In connection with the IPO, the Company completed a series of organizational transactions (the “Transactions”). The Transactions included:
•The Operating Company amended and restated its existing limited liability company agreement to, among other things, (1) convert the Operating Company to a limited liability company organized under the laws of the State of Delaware, (2) change the name of the Operating Company from “Bridge Investment Group LLC” to “Bridge Investment Group Holdings LLC,” (3) convert all existing ownership interests in the Operating Company into 97,463,981 Class A common units (“Class A Units”) and a like amount of Class B common units (“Class B Units”) of the Operating Company and (4) appoint the Company as the sole managing member of the Operating Company upon its acquisition of Class A and Class B Units (“LLC Interests”);

•The Company amended and restated its certificate of incorporation to, among other things, provide for (1) the recapitalization of the Company’s outstanding shares of existing common stock into one share of our Class A common stock, (2) the authorization of additional shares of our Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally and (3) the authorization of shares of our Class B common stock, with each share of our Class B common stock entitling its holder to ten votes per share on all matters presented to the Company’s stockholders generally, and that shares of our Class B common stock may only be held by such direct or indirect holders of Class A Units and our Class B common stock as may exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their Class A Units (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election, cash or newly issued shares of our Class A common stock) and their respective permitted transferees (collectively, the “Continuing Equity Holders”);
•A series of transactions were effectuated such that, among other things, direct and indirect owners of interests in the Operating Company, various fund manager entities, and certain Bridge GPs (the “Contributed Bridge GPs”) contributed all or part of their respective interests to the Operating Company for shares of our Class B common stock and Class A Units, a portion of which were further contributed to the Company in exchange for shares of our Class A common stock; and
•The Company entered into (1) a stockholders agreement with certain of the Continuing Equity Owners (including each of our then executive officers), (2) a registration rights agreement with certain of the Continuing Equity Owners (including each of our then executive officers) and (3) a tax receivable agreement with the Operating Company and the Continuing Equity Owners (as amended and restated, the “Tax Receivable Agreement” or “TRA”).
Initial Public Offering
On July 20, 2021, the Company completed its IPO, in which it sold 18,750,000 shares of its Class A common stock at a public offering price of $16.00 per share receiving approximately $277.2 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. The net proceeds from the IPO were used to purchase 18,750,000 newly issued Class A Units from the Operating Company at a price per unit equal to the IPO price per share of our Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses. The Operating Company used net proceeds from the public offering to pay approximately $139.9 million in cash to redeem certain of the Class A Units held directly or indirectly by certain of the owners of LLC Interests in the Operating Company, prior to the IPO (collectively, “Original Equity Owners”). Refer to Note 17, “Shareholders’ Equity,” for additional information.
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

Prior to the IPO, the Operating Company and the then-existing Bridge GPs were under common control by the Original Equity Owners (the “Common Control Group”). The Original Equity Owners had the ability to control the Operating Company and each applicable Bridge GP and manage and operate these entities through the Fund Managers, a common board of directors, common ownership, and shared resources and facilities. The Operating Company and the then-existing Bridge GPs represented the predecessor history for the consolidated operations. As a result, the financial statements for the periods prior to the IPO are the combined financial statements of the Operating Company and the then-existing Bridge GPs, as applicable, as the predecessor to the Company for accounting and reporting purposes. We carried forward unchanged the value of the related assets and liabilities recognized in the Contributed Bridge GPs’ financial statements prior to the IPO into our financial statements. We have assessed the Contributed Bridge GPs for consolidation subsequent to the Transactions and the IPO and have concluded that the Contributed Bridge GPs represent variable interests for which the Operating Company is the primary beneficiary. As a result, the Operating Company consolidates the Contributed Bridge GPs following the Transactions. BDS I GP LLC was not contributed as part of the Transactions and as such, was derecognized upon completion of the IPO.
As part of the Transactions, the Operating Company acquired the non-controlling interest of its consolidated subsidiaries BSHM and BOFM, which was accounted for as an equity transaction with no gain or loss recognized in the combined statement of operations for the year ended December 31, 2021. The carrying amounts of the non-controlling interest in BSHM and BOFM were adjusted to zero.
Following the Transactions and the IPO, the Company became a holding company whose principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A Units and 100% of the Class B Units (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 16, “Income Taxes,” for additional information. As of December 31, 2022, the Company held approximately 23% of the economic interest in the Operating Company. To the extent the Operating Company’s members exchange their Class A Units into the Company’s Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The consolidated and combined financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model.
All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications — Certain prior year amounts on the consolidated balance sheet have been reclassified to conform with the presentation as of December 31, 2022. These prior year reclassifications included combining current and long-term asset classifications to present a non-classified balance sheet and to condense tenant improvements, furniture and equipment with other assets. These reclassifications did not affect net income or shareholders’ equity as of or for the periods ended December 31, 2022 and 2021, respectively.
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
Non-controlling interests include non-controlling interests attributable to Bridge and non-controlling interests attributable to the Operating Company. Non-controlling interests attributable to the Operating Company represent third-party equity interests in the Operating Company subsidiaries related to general partner and fund manager equity interests as well as profits interests awards. Non-controlling interests attributable to Bridge include equity interests in the Operating Company owned by third-party investors. Non-controlling interests in the Operating Company are adjusted to reflect third-party investors’ ownership percentage in the Operating Company at the end of the period, through a reallocation between controlling and non-controlling interest in the Operating Company, as applicable.
Use of Estimates — The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated and combined financial statements are prudent and reasonable. Such estimates include those used in the valuation of investments, which directly affect accrued performance allocations and related compensation, the carrying amount of the Company's equity method investments, the measurement of deferred tax balances (including valuation allowances), and the accounting for goodwill, all of which involve a high degree of judgement and complexity and may have a significant impact on net income. Actual results could differ from those estimates and such differences could be material.

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

Fair Value Option — The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. Refer to Note 7, “Fair Value Measurements” for additional information. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company elected the fair value option for the General Partner Notes Payable (as defined in Note 12). The carrying value of the General Partner Notes Payable represents the related General Partner lenders’ net asset value (“NAV”), in the respective fund and the General Partner lenders are entitled to receive distributions and carried interest. The NAV changes over time so marking the General Partner notes payable to fair value reflect these changes.
Receivables and Notes from Affiliates — Receivables consist principally of amounts due from the funds and other affiliates. These include receivables associated with fund or asset management fees, property management fees and other fees. Additionally, the Company is entitled to reimbursements and/or recovers certain costs paid on behalf of the private funds managed by the Company and related properties operated by the Company, which include: (i) organization and offering costs associated with the formation and offering; (ii) direct and indirect operating costs associated with managing the operations of the properties; and (iii) costs incurred in performing investment due diligence.
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
The Company facilitates the payments of these fees, which are recorded as receivables, principally from affiliated parties on the consolidated balance sheets, until such amounts are repaid. The Company assesses the collectability of such receivables considering the offering period, historical and forecasted capital raising, and establishes an allowance for any balances considered not collectible. None of the receivables were considered not collectible as of December 31, 2022 and 2021.
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the consolidated balance sheets as of December 31, 2022 and 2021, which are based on asset valuations one quarter in arrears.
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
Changes in fair value of equity method investments are recorded as realized and unrealized gains (losses) in other income (expense) on the consolidated and combined statements of operations.
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
Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet for all leases and to disclose certain information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public business entities, ASC 842 was effective for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities, including emerging growth companies (“EGCs”), as defined by the SEC, that have elected to defer adoption until the standard is effective for non-public business entities, to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company qualifies as an EGC and elected to take advantage of the extended transition period afforded to EGCs and therefore adopted ASC 842 on January 1, 2022.
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

Upon adoption of ASC 842, the Company recorded a right-of-use (“ROU”) asset and lease liability of approximately $13.7 million and $15.8 million, respectively, which represents the aggregate discounted amount of the Company’s minimum lease obligations as of the adoption date. Included in the ROU asset was approximately $2.1 million of deferred rent and lease incentives, which was reclassified from other liabilities upon adoption of ASC 842; however, these amounts were not reclassified as of December 31, 2021, and are therefore not comparative. The adoption of this standard did not have a material impact on the consolidated statement of operations for the year ended December 31, 2022, as all of the Company’s leases are still classified as operating leases, which under the new guidance will continue to be recognized as expense on a straight-line basis.
The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company primarily enters into operating lease agreements, as the lessee, for office space and certain equipment. Operating leases are included in other assets and other liabilities in the consolidated balance sheets. Certain leases include lease and non-lease components, which the Company accounts for separately. Lease ROU assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Leases may include options to extend or terminate the lease which are included in the ROU assets and lease liability when they are reasonably certain of exercise. Lease ROU assets are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate based on information available at the inception date in determining the present value of future minimum lease payments. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the consolidated and combined statements of operations. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the consolidated balance sheets. Refer to Note 18, “Commitments and Contingencies” for additional information.
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

Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of December 31, 2022 and 2021, the Company had goodwill of $56.0 million and $9.8 million, respectively. In January 2022, the Company acquired a 60% interest in Gorelick Brothers Capital’s (“GBC”) asset and property management business (the “GBC Acquisition”). The GBC Acquisition was accounted for as a business combination and recorded pursuant to the acquisition method of accounting. A majority of the fair value of the purchase consideration was attributed to goodwill, which was due to synergies expected through the ability to provide a vertically integrated approach upon launching the Bridge Single-Family Rental (“SFR”), investment strategy. Refer to Note 9, “Business Combination and Goodwill” for further additional information on the GBC Acquisition. As of December 31, 2021, the Company had goodwill of $9.8 million related to the acquisitions of Bridge Property Management, L.C. (“BPM”) and Bridge Acquisitions, Asset Management, and Dispositions LLC (“BAA&D”) in 2012, and Bridge Commercial Real Estate LLC (“BCRE”) and affiliated companies in 2016.
Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. As of September 30, 2022, the Company elected to change its accounting policy for the date of its annual impairment assessment from December 31 to October 1 of each year. The change in the annual impairment assessment date was to account for the complexity of the assessment, and in the event of a potential future impairment, to allow for appropriate time to determine the amount of such impairment prior to the Company’s year-end reporting requirements. As of September 30, 2022, or the date of the policy change, no impairment indicators were identified, nor did the policy change have a material effect on the Company’s consolidated balance sheets, net income or shareholders’ equity as of or for the period then ended.
The Company performs its annual goodwill impairment test as of October 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed its annual goodwill impairment assessment as of October 1, 2022, and determined that there was no impairment of goodwill.
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of December 31, 2022, there were no indicators of goodwill impairment.
Intangible Assets — The Company’s finite-lived intangible assets primarily consist primarily of acquired contractual rights to earn future management and advisory fee income. Intangible assets with a finite life are amortized based on the pattern in which the estimated economic benefits of the intangible asset on a straight-line basis, ranging from 4 to 10 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the intangible. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.
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
Other Asset Management and Property Income — Other asset management and property income comprises, among other things interest on catch-up management fees, fees related to in-house legal and tax professional fees, which is generally billed on an hourly rate to various funds and properties managed by affiliates of the Company and other miscellaneous fees.

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
Performance Allocations — The Company accounts for accrued performance obligations, which represents a performance-based capital allocation from a fund General Partner to the Company, as earnings from financial assets within the scope of Accounting Standards Codification (“ASC”) 323, Investments—Equity Method and Joint Ventures. The underlying investments in the funds upon which the allocation is based reflect valuations on a three-month lag. The Company recognizes performance allocations as a separate revenue line item in the consolidated and combined statements of operations with uncollected carried interest as of the reporting date reported within accrued performance allocations on the consolidated balance sheets.
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
As the fair value of underlying assets varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (i) positive performance resulting in an increase in the carried interest allocated to the Company or (ii) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a reversal of previously recognized carried interest allocated to the Company. Accrued but unpaid carried interest as of the reporting date is recorded within accrued performance allocations compensation in the consolidated balance sheets.
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
Employee Compensation and Benefits — Employee compensation and benefits comprises salaries, bonus (including discretionary awards), related benefits, share-based compensation, and cost of processing payroll. Bonuses are accrued over the employment period to which they relate. Equity-classified awards granted to employees that have a service condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of profits interests awards is determined using a Monte Carlo valuation at date of grant or date of modification when applicable. The fair value of Restricted Stock Units (“RSUs”) and Restricted Stock Awards is determined using the Company's closing stock price on the grant date or date of modification. The Company recognizes compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 21, “Share-Based Compensation and Profits Interests,” for additional information.
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
Realized and Unrealized Gains (Losses) — Realized gains (losses) occur when the Company redeems all or a portion of an investment or when the Company receives cash income, such as dividends or distributions. Unrealized gains (losses) result from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as realized gains (losses) in the consolidated and combined statements of operations.
Finally, the realized and unrealized change in gains (losses) associated with the financial instruments that we elect the fair value option is also included in realized and unrealized gains (losses).
Income Taxes — Prior to the IPO, other than our subsidiaries BIGRM and Bridge PM, Inc. (“BPM”), the Operating Company and its subsidiaries were limited liability companies or limited partnerships and, as such, were not subject to income taxes and the individual owners of the Operating Company and its subsidiaries were required to report their distributive share of the Operating Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns. In preparation for the IPO, the Company was incorporated as a corporation for U.S. federal income tax purposes and from the IPO therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Operating Company.
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

The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more likely than not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more likely than not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated and combined financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the consolidated and combined statements of operations. Refer to Note 16, “Income Taxes” for additional information.
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

Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which has subsequently been amended. The amended guidance requires a company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Prior to ASU 2016-13, GAAP required an “incurred loss” methodology that delayed recognition until it was probable a loss had been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected and the income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. Financial instruments measured at fair value are not within the scope of this guidance. The guidance was effective for the Company on January 1, 2023, and was adopted using a modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements of the Company.
3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies.” The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
FUND MANAGEMENT FEES	2022	2021	2020
Funds	$214,816	$150,418	$104,571
Joint ventures and separately managed accounts	6,768	5,510	5,664
Total fund management fees	$221,584	$155,928	$110,235

	Year Ended December 31,
PROPERTY MANAGEMENT AND LEASING FEES	2022	2021	2020
Seniors Housing	$27,808	$25,560	$27,227
Multifamily	24,680	17,955	15,352
Office	15,014	26,139	17,407
Single-Family Rental	8,708	—	—
Total property management and leasing fees	$76,210	$69,654	$59,986

	Year Ended December 31,
CONSTRUCTION MANAGEMENT FEES	2022	2021	2020
Multifamily	$8,138	$4,925	$4,059
Office	2,157	2,969	3,608
Seniors Housing	364	398	—
Logistics	197	—	—
Single-Family Rental	117	—	—
Total construction management fees	$10,973	$8,292	$8,155

	Year Ended December 31,
TRANSACTION FEES	2022	2021	2020
Acquisition fees	$41,833	$60,834	$30,849
Brokerage fees	14,372	14,239	8,449
Total transaction fees	$56,205	$75,073	$39,298
For the years ended December 31, 2022, 2021, and 2020 no individual client represented 10% or more of the Company’s total reported revenues and substantially all of the Company’s revenue was derived from operations in the United States.
As of December 31, 2022 and 2021, the Company had $8.7 million and $3.2 million, respectively, of deferred revenues, which is included in other liabilities in the consolidated balance sheets for the periods then ended. During the year ended December 31, 2022, the Company recognized the $3.2 million included in the deferred revenue balance as of December 31, 2021 as revenue. The Company expects to recognize deferred revenues within a year of the balance sheet date.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of December 31, 2022 and 2021, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022:
Common shares in publicly traded company	$132	$—	$(46)	$86
Exchange traded funds	2,171	—	(54)	2,117
Mutual funds	12,884	—	(473)	12,411
Total marketable securities	$15,187	$—	$(573)	$14,614

December 31, 2021:
Exchange traded funds	$1,159	$16	$(4)	$1,171
Mutual funds	6,873	18	(27)	6,864
Total marketable securities	$8,032	$34	$(31)	$8,035

5.    INVESTMENTS
The Company has interests in 153 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of real estate. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	December 31, 2022	December 31, 2021
Accrued performance allocations(1)	$554,723	$439,548

Other investments:
Partnership interests in Company-sponsored funds(2)	65,289	31,984
Investments in third-party partnerships(3)	11,798	7,701
Other(4)	8,369	4,321
Total other investments	$85,456	$44,006
(1)Represents various investment accounts held by Bridge GP’s for carried interest in Bridge-sponsored funds. There is a disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles. Investment is valued using NAV of the respective vehicle, which are based on asset valuations one quarter in arrears.
(2)Partnership interests in Company-sponsored funds are valued using NAV of the respective vehicle.
(3)Investments in limited partnership interests in third-party private property technology (“PropTech”) venture capital firms are valued using NAV of the respective vehicle.
(4)Other investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes.
The Company recognized income related to its accrued performance allocations and other investments of $188.7 million, $339.0 million and $104.7 million for the years ended December 31, 2022, 2021, and 2020, respectively, of which $184.5 million, $329.6 million, and $104.2 million for years ended December 31, 2022 and 2021, respectively, related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of December 31, 2022 and 2021, $66.8 million and $41.0 million, respectively, were payable to affiliates and are included in accrued performance allocations compensation in the consolidated balance sheets as of the periods then ended.
Fair value of the accrued performance allocations is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis. During the period between October 1, 2022 and December 31, 2022, there has been a change in market conditions including an increase in the Federal Funds rate of 125 basis points, an expansion of cap rates for real estate assets, and other changes in the markets in which our managed funds operate. These changes result in a decline in the fair values of the assets owned by our managed funds and the real estate markets generally. This is expected to result in a decrease in the carrying value of our unrealized accrued performance allocation.
The Company evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by the SEC. As of December 31, 2022 and 2021, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

6.    NOTES RECEIVABLES FROM AFFILIATES
As of December 31, 2022 and 2021, the Company had the following notes receivable from affiliates outstanding (in thousands):

	December 31,
	2022	2021
Bridge Single-Family Rental Fund IV	$40,566	$—
Bridge Office Fund II	11,000	3,000
Bridge Office Fund I	6,500	—
Bridge Debt Strategies Fund II	5,000	—
Bridge Logistics U.S. Venture I	—	31,644
Bridge Multifamily Fund V	—	55,000
Bridge Seniors Housing Fund III	—	24,500
Total short-term notes receivables from affiliates	$63,066	$114,144

Notes receivables from employees	4,178	4,364
Total notes receivable from affiliates	$67,244	$118,508
Interest on the short-term notes receivables from affiliates accrues at a weighted average fixed rate of 4.820% per annum as of December 31, 2022. As of December 31, 2022 and 2021, the Company had approximately $0.4 million and $0.3 million, respectively, of interest receivable outstanding, which is included in other assets in the accompanying consolidated balance sheets for the periods then ended.
During the years ended December 31, 2022 and 2021, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers, to invest in the Company or the Operating Company. As of December 31, 2022 and 2021, the aggregate outstanding principal amount outstanding was $4.2 million and $4.4 million, respectively. These employee notes receivables have staggered maturity dates beginning in 2027 and are interest-only for the first two years after origination, after which point they accrue interest at a rate of 4.025% per annum.
7.    FAIR VALUE MEASUREMENTS
Equity Securities. Equity securities traded on a national securities exchange are stated at the last reported sales price as of the consolidated balance sheet dates, December 31, 2022 and 2021. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the consolidated balance sheet dates, December 31, 2022 and 2021. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the consolidated balance sheet dates, December 31, 2022 and 2021. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
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
The following table presents assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
December 31, 2022
Assets:
Common shares in publicly traded company	$86	$—	$—	$—	$86
Exchange traded funds	2,117	—	—	—	2,117
Mutual funds	12,411	—	—	—	12,411
Accrued performance allocations	—	—	—	554,723	554,723
Partnership interests	—	—	—	77,087	77,087
Other investments	—	—	8,369	—	8,369
Total assets at fair value	$14,614	$—	$8,369	$631,810	$654,793

Liabilities:
General Partner Notes Payable	$—	$—	$—	$8,633	$8,633

December 31, 2021
Assets:
Exchange traded funds	$1,171	$—	$—	$—	$1,171
Mutual funds	6,864	—	—	—	6,864
Accrued performance allocations	—	—	—	439,548	439,548
Partnership interests	—	—	—	39,685	39,685
Other investments	—	—	4,321	—	4,321
Total assets at fair value	$8,035	$—	$4,321	$479,233	$491,589

Liabilities:
General Partner Notes Payable	$—	$—	$—	$12,003	$12,003

The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2020	$345
Purchases	1,141
Net unrealized gains	2,835
Balance as of December 31, 2021	$4,321
Purchases	4,048
Balance as of December 31, 2022	$8,369
Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
December 31, 2022:
Accrued performance allocations	$554,723	$—

Partnership interests:
Company-sponsored open-end fund	26,169	20,755
Company-sponsored closed-end funds	39,120	3,763
Third-party closed-end funds	11,798	5,569
Total partnership interests	$77,087	$30,087

December 31, 2021:
Accrued performance allocations	$439,548	$—

Partnership interests:
Company-sponsored open-end fund	15,474	—
Company-sponsored closed-end funds	16,510	20,885
Third-party closed-end funds	7,701	2,436
Total partnership interests	$39,685	$23,321
The Company can redeem its investments in the Company-sponsored open-end funds with a 60-day notice. The Company’s interests in its closed-end funds are not subject to redemption, with distributions to be received through liquidation of underlying investments of the funds. The closed-end funds generally have eight-to-ten year terms, which may be extended in certain circumstances.

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

	Level 1	Level 2	Level 3	Total	Carrying Value
As of December 31, 2022:
Notes payable (private notes)	$—	$—	$270,270	$270,270	$300,000

As of December 31, 2021:
Notes payable (private notes)	$—	$—	$144,577	$144,577	$150,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments.
8.     INTANGIBLE ASSETS
The Company amortizes its intangible assets from its business combinations over 4 to 10 years. Amortization is based on the pattern in which the estimated economic benefits of the intangible asset will be consumed. The Company evaluates the recoverability of its intangible assets periodically if there is a triggering event.
Summarized below are the carrying values for the major classes of intangible assets as of December 31, 2022 and 2021 (in thousands):

	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2022:
Trademark	4 years	150	(38)	112
Management Contracts	7 years	12,258	(7,476)	4,782
Total		$12,408	$(7,514)	$4,894

As of December 31, 2021:
Customer Lists	10 years	$6,835	$(6,835)	$—
Management Contracts	6 years	9,063	(5,622)	3,441
Total		$15,898	$(12,457)	$3,441
The amortization expense for these intangible assets was $1.9 million, $1.5 million, and $1.6 million for years ended December 31, 2022, 2021, and 2020 respectively.

The following schedule presents the estimated intangible asset amortization for the following five years commencing on January 1, 2023 (in thousands):

2023	$1,830
2024	1,237
2025	521
2026	483
2027	183
Thereafter	640
Total	$4,894
9.    BUSINESS COMBINATION AND GOODWILL
On January 31, 2022, the Company acquired certain assets of GBC, including a 60% interest in GBC’s asset and property management business in the GBC Acquisition. The 60% interest in GBC’s asset and property management business was acquired by the Operating Company for consideration of $30.0 million (total implied value of $50.0 million) with 50% paid in cash and 50% with 694,412 Class A Units of the Operating Company, which was based on a 15-day average of the Company’s closing stock price prior to the closing of the transaction. Upon consummation of the GBC Acquisition, (i) the GBC team and Bridge launched a SFR strategy on the Bridge platform, (ii) Bridge and the former key principals of GBC formed and continue to jointly own a new SFR investment manager within Bridge, and (iii) Bridge and the former GBC principals completed a $660.0 million recapitalization of a portfolio comprising more than 2,700 homes in 14 markets, concentrated in the Sunbelt and certain Midwest markets of the United States. The Operating Company now indirectly owns a 60% majority of the newly created SFR investment manager, and the former principals of GBC own the remaining 40%.
A majority of the fair value of the purchase consideration was attributed to goodwill, with synergies expected to accrue from the vertically integrated Bridge SFR investment strategy. As part of the GBC Acquisition, approximately $1.0 million of liabilities were assumed by the Operating Company. As of December 31, 2022, all liabilities assumed have been paid. The number of Class A Units of the Operating Company that were transferred to GBC as a portion of the total consideration was based on an average closing price of the Company’s Class A common stock from January 13, 2022 through January 27, 2022. Class A Units of the Operating Company are exchangeable on a one-for-one basis with our Class A common stock, subject to certain conditions.

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
10.    INSURANCE LOSS RESERVES AND LOSS AND LOSS ADJUSTMENT EXPENSES
BIGRM is a wholly owned subsidiary of Bridge and is licensed under the Utah Captive Insurance Companies Act. BIGRM provides the following insurance policies:
•Lease Security Deposit Fulfillment (limits $500 per occurrence/per property unit)
•Lessor Legal Liability (limits $100,000 per occurrence/per property unit)
•Workers’ Compensation Deductible Reimbursement (limit $250,000 per occurrence)
•Property Deductible Reimbursement ($1,500,000 per occurrence/$3,000,000 policy annual aggregate)
•General Liability Deductible Reimbursement ($5,000,000 in excess of $25,000 per occurrence; $10,000,000 policy annual aggregate)
For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through December 31, 2022. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of December 31, 2022 and 2021, the Company had reserved $9.4 and $8.1 million, respectively.

The table below summarizes BIGRM's losses incurred during the years ended December 31, 2022, 2021, and 2020 as well as rollforwards of the loss reserve liability for each of the respective periods then ended (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance as of beginning of year	$8,086	$4,436	$3,754
Losses incurred, related to:
Current year	7,034	8,387	3,117
Prior years	(935)	(569)	(249)
Total incurred	6,099	7,818	2,868

Losses paid, related to:
Current year	(786)	(2,012)	(219)
Prior years	(3,954)	(2,156)	(1,967)
Total paid	(4,740)	(4,168)	(2,186)
Balance as of end of year	$9,445	$8,086	$4,436
11.    SELF-INSURANCE RESERVES
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $200,000 per individual per year and a maximum claim liability of $17.9 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of December 31, 2022 and 2021, the Company had reserved $2.3 million and $2.5 million, respectively.
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
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. The Company’s SIR comprises a layer of losses that the Company is responsible for satisfying after the properties have met their $25,000 deductible for each claim. That layer covers losses between $25,000 and $100,000 and has no aggregate limit for that layer of risk. All multifamily losses above $100,000 are fully insured. For commercial office and seniors housing properties, all losses are fully insured after the $50,000 deductible has been met. For logistics and net lease properties, all losses are fully insured after the $100,000 deductible has been met and for single-family rental properties all losses are fully insured after the $250,000 deductible has been met. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover the following: 100% of the $3.0 million layer above the multifamily deductible and SIR. All losses above $3.0 million are fully insured by multiple outside insurance carriers. On June 20, 2022 the per-occurrence limit increased from $750,000 for any single loss with an aggregate limit of $2.0 million to a per-occurrence limit of $1.5 million for any single loss with an aggregate limit of $3.0 million. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $25,000/$50,000 deductibles and SIR of $75,000 for multifamily properties as outlined above.
On June 20, 2020, the Company added a general liability SIR aggregate limit of $10.0 million with a per-occurrence limit of $2.0 million and per location limit of $4.0 million, which was increased on June 20, 2022 to a per-occurrence limit of $5.0 million and per location limit of $10.0 million. Any insurance claims above these limits are fully insured by multiple outside insurance carriers. BPM insured this retention with the BIGRM captive. As of December 31, 2022 and 2021, the Company had reserved $1.1 million and $1.0 million, respectively.

As of both December 31, 2022 and 2021, the total self-insurance reserve liability was $3.5 million.
12.    GENERAL PARTNER NOTES PAYABLE
The Bridge GPs traditionally have a General Partner commitment to the respective fund, which is usually satisfied by affiliates direct investment into the funds. For the General Partner commitments for BSH I GP and BMF III GP this commitment was satisfied by notes payable (“General Partner Notes Payable”) between the General Partner and certain related parties or outside investors (“GP Lenders”) for reduced management fees. Under the terms of the General Partner Notes Payable, the GP Lender enters into a notes payable with the respective General Partner, which then subscribes to the respective fund for the same amount as the amount of the General Partner Notes Payable. The General Partner Notes Payable mature based upon the terms of the limited partnership agreement of the respective fund. The carrying value of the General Partner Notes Payable represents the related GP Lender’s net asset value in the fund. The GP Lenders are entitled to all returned capital and profit distributions net of management fees and carried interest. We have elected the fair value option for the General Partner Notes Payable so that changes in value are recorded in unrealized gains (losses). The following table summarizes the carrying value of the General Partner Notes Payable (in thousands):

		Fair Value
	Commitment	December 31, 2022	December 31, 2021
Bridge Seniors Housing Fund I	$4,775	$4,319	$5,309
Bridge Multifamily Fund III	9,300	4,314	6,694
Total	$14,075	$8,633	$12,003
The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund. During the years ended December 31, 2022, 2021, and 2020, the Company incurred $2.1 million, $2.2 million, and $1.4 million, respectively, of interest expense related to distributions during the periods then ended.
13.    LINE OF CREDIT
On June 3, 2022, the Operating Company entered into a credit agreement with CIBC, Inc. and Zions Bancorporation, N.A. d/b/a Zions First Nation Bank as Joint Lead Arrangers (the “Credit Facility”). The Credit Facility allows for total revolving commitments of up to $125.0 million, which may be increased up to $225.0 million, contingent on certain criteria being met (the “Credit Facility”). The Credit Facility matures on June 3, 2024, subject to potential extension under certain circumstances.
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.50% to 3.00% over the Term Secured Overnight Financing Rate (“SOFR”) as determined by the Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.75% to 2.25% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.20%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Facility, but the Credit Facility requires paydown at least once annually.
Under the terms of the Credit Facility, certain of the Operating Company’s assets serve as pledged collateral. In addition, the Credit Facility contains covenants that, among other things, limit the Operating Company’s ability to: incur indebtedness; create, incur or allow liens; merge with other companies; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Facility also contains financial covenants requiring the Operating Company to maintain (1) a debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million and (3) minimum quarterly EBITDA of $15 million and minimum EBITDA for the trailing four fiscal quarters of $80 million.
The carrying value of the Credit Facility approximates fair value, as the loan is subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.

On July 22, 2020, the Operating Company entered into a secured revolving line of credit to borrow up to $75.0 million (“Line of Credit”). Borrowings under this arrangement accrued interest at LIBOR plus 2.25%. The Line of Credit contained various financial covenants applicable to the Operating Company. The covenants required the Operating Company to maintain (1) a debt to EBITDA ratio of no more than 3.0x, (2) minimum liquidity of $2.5 million, (3) $20.0 million of affiliate deposits in a specific financial institution and (4) minimum quarterly EBITDA of $10.0 million. The Line of Credit was to mature on July 22, 2022, however the Company terminated the Line of Credit in June 2022 in connection with its entry into the Credit Facility.
The weighted-average interest rate in effect for the Credit Facility as of December 31, 2022 was 6.07%. During the year ended December 31, 2022, the Company incurred interest expense of approximately $47,300 and unused commitment fees of $143,900, respectively.
Debt issuance costs related to the Credit Facility and Line of Credit are included in other assets in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company was in full compliance with all debt covenants.
14.    NOTES PAYABLE
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
As of December 31, 2022 and 2021, unamortized deferred financing costs were $2.7 million and $1.9 million, respectively, and the net carrying value of the Private Placement Notes was $297.3 million and $148.1 million, respectively. As of December 31, 2022, the Company was in full compliance with all debt covenants.
The following table presents scheduled principal payments of the Private Placement Notes as of December 31, 2022 (in thousands):

2025	$75,000
2026	—
2027	75,000
Thereafter	150,000
Total	$300,000
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the Private Placement Notes are recorded as a reduction of the corresponding debt obligation. All debt issuance costs are amortized over the remaining term of the related obligation.

The following table presents the activity of the Company’s debt issuance costs for the years ended December 31, 2022 and 2021, respectively (in thousands):

Unamortized debt issuance costs as of December 31, 2020	$2,287
Amortization of debt issuance costs	(429)
Unamortized debt issuance costs as of December 31, 2021	$1,858
Debt issuance costs incurred	1,324
Amortization of debt issuance costs	(476)
Unamortized debt issuance costs as of December 31, 2022	$2,706
During the years ended December 31, 2022, 2021, and 2020, interest expense was $9.6 million, $6.1 million, and $3.1 million, respectively.
15.    REALIZED AND UNREALIZED GAINS (LOSSES)
Realized gains (losses) in the consolidated and combined statements of operations consist primarily of the realized and unrealized gains and losses on investments and other financial instruments, including the General Partner Notes Payable for which the fair value option has been elected. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment or financial instrument, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.
The following table summarizes realized gains (losses) on investments and other financial instruments for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$2,704	$(1,628)	$1,076
Investment in third-party partnerships	(414)	1,764	1,350
General Partner Notes Payable	(2,331)	4,693	2,362
Total realized and unrealized gains (losses)	$(41)	$4,829	$4,788

	Year Ended December 31, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(5)	$(1,663)	$(1,668)
Investment in third-party partnerships	(175)	2,813	2,638
Other investments	—	2,801	2,801
General Partner Notes Payable	—	5,597	5,597
Total realized and unrealized gains (losses)	$(180)	$9,548	$9,368
16.        INCOME TAXES
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

The components of income tax expense attributable to Bridge Investment Group Holdings Inc., including subsidiaries BIGRM and BPM, for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income taxes:
Federal	$6,342	$2,887	$553
State	2,982	1,300	503
Deferred income taxes:
Federal	9,385	4,970	(50)
State	3,486	(895)	0
Total income taxes	$22,195	$8,262	$1,006
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
During the year ended December 31, 2022, certain Original Equity Owners exchanged a portion of their Class A Units for our Class A common stock, which also resulted in a redemption of the corresponding Class B common stock. As a result of the exchange, the deferred income tax asset increased with a corresponding increase in the TRA liability for 85% of the incremental net cash tax savings. As of December 31, 2022, the deferred tax asset related to the TRA was $53.9 million and the TRA liability was $52.0 million.
During the years ended December 31, 2022 and 2021, the Company recognized $1.2 million of income and $1.7 million of expense, respectively, related to the change in the TRA liability, which is included in other income (expenses) on the consolidated and combined statements of operations for the periods then ended.
The Company’s effective tax rate was 7.53%, 1.98%, and 1.20% for the years ended December 31, 2022, 2021, and 2020, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal taxes prior to the Transactions and the IPO and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests. A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal tax at statutory rate	21.00%	21.00%	21.00%
State and local income tax (net of federal tax benefit)	1.73%	0.37%	0.60%
Income passed to noncontrolling interests	(17.44)%	(19.46)%	(20.40)%
Other	2.24%	0.07%	—%
Effective tax rate	7.53%	1.98%	1.20%
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.

The net deferred income tax assets in the consolidated balance sheets include the following amounts of deferred income tax assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Deferred income tax assets:
Deferred TRA	$53,915	$58,962
Unrealized loss on securities	110	62
Loss reserve	348	178
Capital loss carryforward	14	9
Total deferred income tax assets	54,387	59,211
Less deferred income tax liabilities
Unrealized gain on securities	—	(1)
Total deferred income tax liabilities	—	(1)
Net deferred income tax assets	$54,387	$59,210
As of both December 31, 2022 and 2021, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next 12 months. During the years ended December 31, 2022 and 2021 the Company did not recognize any interest or penalties related to unrecognized tax benefits.
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
17.    SHAREHOLDERS’ EQUITY
Initial Public Offering
On closing of the IPO, owners of the Contributed Bridge GPs contributed their interests in the respective Contributed Bridge GPs in exchange for LLC Interests in the Operating Company. Prior to the IPO, the Operating Company did not have any direct interest in the Contributed Bridge GPs. Subsequent to the Transactions, the Operating Company consolidates the Contributed Bridge GPs. These consolidated and combined financial statements include 100% of the results of operations and performance of the Contributed Bridge GPs for the periods presented, including prior to the IPO, on the basis of common control prior to the Transactions. The net income that is not attributable to the Operating Company is reflected in net income attributable to non-controlling interests in the subsidiaries on the consolidated and combined statements of operations and comprehensive income.
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
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of December 31, 2022 and 2021, there was $0.5 million and $1.4 million of declared distributions that had not yet been distributed to Original Equity Owners.

Changes in Shareholders’ Equity and Non-Controlling Interests
Collapse of 2019 Profits Interests Awards
On January 1, 2022, the Company’s 2019 profits interests awards were collapsed into 790,424 shares of our Class A common stock and 13,255,888 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on Distributable Earnings attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests were held, and the market price of the Company’s Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2022; however, there was a corresponding increase in the number of outstanding Class A Units and shares of our Class A common stock. The collapse of the 2019 profits interests awards was partially accounted for as a modification and partially accounted for as cancellations. For the 2019 profits interests awards that were cancelled, the Company accelerated the recognition of the unamortized share-based compensation expense amounting to $0.6 million for the year ended December 31, 2022.
Issuance of Class A Units for Acquisition
In January 2022, the Company acquired a 60% interest in GBC’s asset and property management business in the GBC Acquisition for consideration of $30 million, with 50% paid in cash and 50% with 694,412 Class A Units of the Operating Company valued at $14.9 million, which was based on an average of the Company’s closing stock price prior to the closing of the GBC Acquisition.
Redemptions of Non-controlling Interest in Bridge Investment Group Holdings Inc.
Certain current and former employees of the Company directly or indirectly own interests in the Operating Company, presented as non-controlling interests in the Operating Company. Holders of non-controlling interests in the Operating Company have the right to require the Operating Company to redeem part or all of such member’s Class A Units for cash based on the market value of an equivalent number of shares of our Class A common stock at the time of redemption, or at the Company’s election as managing member of the Operating Company, through issuance of shares of our Class A common stock on a one-for-one basis. At the end of each period, non-controlling interests in the Operating Company is adjusted to reflect their ownership percentage in the Operating Company at the end of the period by such non-controlling interests, through a reallocation between controlling and non-controlling interests in the Operating Company.
During the year ended December 31, 2022, 1,387,162 Class A Units were redeemed, in exchange for the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of December 31, 2022, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 237,837,544 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of December 31, 2022, 29,488,521 shares of our Class A common stock (including Restricted Stock) were outstanding, 85,301,127 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.

The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the years ended December 31, 2022 and 2021:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2020	—	—	—
Effect of Transactions and IPO	2,575,859	284,790	97,463,981
Class A common stock issued - sold in IPO	20,166,278	—	(10,791,278)
Class A restricted common stock issued	—	2,161,072	—
Class A restricted common stock forfeited	—	(28,200)	(398)
Balance as of December 31, 2021	22,742,137	2,417,662	86,672,305
Class A common stock issued - 2019 Profits Interests conversion	56,134	734,290	—
Class A common stock issued - unitholder conversions	1,387,162	—	(1,371,178)
Class A restricted common stock issued	—	2,269,349	—
Class A restricted common stock forfeited	—	(118,213)	—
Class A restricted common stock vested	299,152	(299,152)	—
Balance as of December 31, 2022	24,484,585	5,003,936	85,301,127
Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the consolidated and combined statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the years ended December 31, 2022 and 2021, the Company declared and paid the following dividends on our Class A common stock (dollars in thousands, except per share amounts):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 11, 2022	March 25, 2022	$0.21	$5,917
June 3, 2022	June 17, 2022	0.26	7,614
September 2, 2022	September 16, 2022	0.30	8,861
December 2, 2022	December 16, 2022	0.27	7,831
		$1.04	$30,223

December 3, 2021	December 17, 2021	$0.24	$6,042
Bridge Investment Group Holdings LLC
Prior to the IPO, the Operating Company had three classes of membership interests: (i) Class A; (ii) Class B-1; and (iii) Class B-2. Class A and Class B-1 represented the voting equity holders and Class B-2 represented profits interests awarded to employees of the Operating Company. Class B-1 and B-2 interests were issued as “profits interests,” pursuant to agreements entered into with certain employees during 2021, 2020, and 2019. At the time of issuance, the Class B-1 and B-2 interests had a capital account interest of zero. The holders of Class B-1 and B-2 interests were entitled to distributions in excess of the defined threshold per the respective award. The holders of Class B-2 interests did not have voting rights. As part of the Transactions, 5,063,980 shares of Class B-1 and Class B-2 Units were exchanged for Class A Units in the Operating Company on a one-for-one basis. As part of the Transactions and IPO, 97,463,981 new Class B Units were issued.

Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the year ended December 31, 2022, $72.6 million was distributed to non-controlling interests in the Operating Company and $141.1 million was distributed to non-controlling interest in the Company. During the year ended December 31, 2021, $43.5 million was distributed to the Operating Company’s members and $29.7 million was distributed to non-controlling interests in the Operating Company.
The Operating Company’s members’ capital interests are transferable; however, transfers are subject to obtaining the prior written consent of the Company, with certain exceptions for transfers to affiliated parties. Members’ liability is limited to the capital account balance. Distributions are reflected in the consolidated and combined statements of changes in shareholders equity when declared by the board of directors and consist of distributions to members and non-controlling interest holders.
As of December 31, 2022, the Company is the sole managing member of the Operating Company, and owns 29,488,521 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which is 23% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.
The following table presents a reconciliation of the Operating Company’s Class A and Class B Units for the years ended December 31, 2022 and 2021:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2020	75,718,797	—
Equity reallocation prior to Transactions and IPO	5,063,980	97,463,981
Effect of Transactions and purchase of units in the partnerships	19,541,455	—
Purchase of partnership interests with IPO net proceeds	9,375,000	—
Balance as of December 31, 2021	109,699,232	97,463,981
Issuance of Class A Units	14,760,227	—
Forfeiture of unvested Class A Units	(13,788)	—
Balance as of December 31, 2022	124,445,671	97,463,981
18.    COMMITMENTS AND CONTINGENCIES
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
The following is a summary of the Company’s leases as of December 31, 2022 (dollar amounts in thousands):

Right-of-use assets, included in Other assets	$15,260
Lease Liabilities, included in Other liabilities	$17,490

Weighted-average remaining lease term (in years)	4.2
Weighted-average discount rate	4.24%

The components of lease expense included in general and administrative expenses in the consolidated and combined statements of operations for the year ended December 31, 2022 are as follows (in thousands):

Operating lease costs	$4,310
Variable lease costs	204
Total lease costs, included in general and administrative expenses	$4,514

Cash paid for amounts included in the measurement of operating lease liabilities	$4,410
Of the total leases costs for the year ended December 31, 2022, $0.4 million was related to short-term leases with a term of less than one year. Total rent expense for all of the Company’s office leases for the year ended December 31, 2021 and 2020 was $4.4 million and $4.1 million, respectively, net of lease incentive amortization of $0.3 million for both years.
As of December 31, 2022, the maturities of operating lease liabilities were as follows (in thousands):

2023	$5,278
2024	4,339
2025	3,372
2026	3,061
2027	2,738
Total lease liabilities	18,788
Less: Imputed interest	(1,298)
Total operating lease liabilities	$17,490
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
As of December 31, 2022 and 2021, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $177.7 million and $120.9 million, respectively, of which $141.4 million and $106.9 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of December 31, 2022, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of December 31, 2022, the Company has guaranteed a $6.8 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of December 31, 2022, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.

Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the consolidated balance sheet as of December 31, 2022. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
The Company may incur contingent liabilities for claims that may be made against it in the future. The Company enters into contracts that contain a variety of representations, warranties and covenants. For example, the Company, and certain of the Company’s funds have provided non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, environmental indemnities, mechanics liens and completion guarantees in the ordinary course in connection with certain investment vehicles that the Company manages. The Company’s maximum exposure under these arrangements is currently unknown, and the Company’s liabilities for these matters would require a claim to be made against the Company in the future.
19.    VARIABLE INTEREST ENTITIES
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $77.1 million and $39.7 million as of December 31, 2022 and 2021, respectively, which is included in other investments on the consolidated balance sheets for the periods then ended.
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
The assets of the Operating Company’s consolidated VIEs totaled $1,099.5 million and $787.3 million as of December 31, 2022 and 2021 respectively, while the liabilities of the consolidated VIEs totaled $455.6 million and $249.7 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.

20.    RELATED PARTY TRANSACTIONS
Receivables from Affiliates
Substantially all of the Company’s revenue is earned from its affiliates, including fund management fees, property management and leasing fees, construction management fees, development fees, transaction fees, insurance premiums, and real estate mortgage brokerage and administrative expense reimbursements. The related accounts receivable is included within receivables from affiliates within the consolidated balance sheets.
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
Amounts due from affiliates were comprised of the following (in thousands):

	December 31,
	2022	2021
Fees receivable from non-consolidated funds	$31,712	$23,991
Payments made on behalf of and amounts due from non-consolidated entities	22,092	11,388
Total receivables from affiliates	$53,804	$35,379
Notes Receivables from Affiliates
As of December 31, 2022 and 2021, the Company had total notes receivables from affiliates of $67.2 million and $118.5 million, respectively. Refer to Note 6 for additional information.
Due to Affiliates
As of December 31, 2022 and 2021, the Company had accrued $52.0 million and $46.1 million due to affiliates in connection with the TRA, which was included in due to affiliates on the consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 16, “Income Taxes” for additional information.
21.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of the Company’s Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2022, the number of shares available under the 2021 Incentive Award Plan increased to 8,836,972. As of December 31, 2022, 4,486,327 shares remained available for future grants. Restricted Stock and RSUs are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. At vesting of the RSUs, the Company Issues shares of Class A common stock.

The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the consolidated and combined statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the consolidated balance sheets. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. During the year ended December 31, 2022, the Company reversed approximately $0.4 million of share-based compensation related to Restricted Stock and RSU forfeitures.
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
During the year ended December 31, 2022, 50,137 RSUs were issued at a weighted-average fair value per share of $24.16.
The following summarizes Restricted Stock activity for the year ended December 31, 2022:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2021	2,417,662	$15.82
Issued	3,004,139	24.66
Vested	(299,152)	24.15
Forfeited	(108,853)	19.60
Balance as of December 31, 2022	5,013,796	$20.54
The total value at grant date of Restricted Stock and RSUs granted during the year ended December 31, 2022, was $74.1 million and $1.2 million, respectively. As of December 31, 2022, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $61.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.
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
If the recipient of a profits interests award ceases to be employed by the Company after the awards vest, the Company has the option to repurchase such profits interests at fair value. If the recipient ceases to be employed by the Company prior to vesting, the recipient’s awards are forfeited.

At December 31, 2022, the aggregate unrecognized compensation cost for all unvested profits interests awards was $8.4 million, which is expected to be recognized over a weighted-average period of 1.4 years.
The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the consolidated and combined statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2022	2021
Antidulutive profits interests awards	$—	$13,609
Profits interests award shares	9,208	3,785
Restricted Stock and RSUs	22,936	4,114
Total share-based compensation	$32,144	$21,508
As of December 31, 2022, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of December 31, 2022
	Total	Restricted Stock and RSUs	Profits interests awards
2023	28,824	23,090	5,734
2024	23,621	21,428	2,193
2025	12,522	12,085	437
2026	4,983	4,967	16
2027	55	55	—
Total	$70,005	$61,625	$8,380
22.    EARNINGS PER SHARE
Basic and diluted earnings per share of Class A common stock is presented only for the year ended December 31, 2022 and for the period of July 16, 2021 through December 31, 2021. There were no shares of our Class A common stock outstanding prior to the Transactions and the IPO, therefore, no earnings per share information has been presented for any period prior to the date of the IPO. The following table presents our earning per share for the year ended December 31, 2022 and for the period of July 16, 2021 through December 31, 2021 (in thousands, except per share amounts):

	Year Ended December 31, 2022	July 16, 2021 through December 31, 2021
Net income attributable to Bridge Investment Group Holdings Inc.	$27,269	$23,230
Less:
Income allocated to Restricted Stock and RSUs	—	(1,648)
Distributions on Restricted Stock and RSUs	(5,286)	(584)
Net income available to Class A common shareholders - basic and diluted	$21,983	$20,998

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	23,928,408	22,515,868
Earnings per share of Class A common stock - basic and diluted	$0.92	$0.93

Basic earnings per share is calculated by dividing earnings available to our Class A common shareholders by the weighted-average number of our Class A common shares outstanding for the period. Restricted Stock and RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested Restricted Stock have been excluded as applicable from earnings available to our Class A common stockholders used in basic and diluted earnings per share.
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
23.    SUBSEQUENT EVENTS
Redemption of Equity Interests
On January 1, 2023, the Company’s 2020 profits interests awards were collapsed into 801,927 shares of Class A common stock and 2,025,953 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on Distributable Earnings attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests were held, and the market price of the Company’s Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2023; however, there was a corresponding increase in the number of outstanding Class A Units (and shares of Class B common stock) and shares of Class A common stock.
Corporate Credit Facilities
On January 31, 2023, the Company entered into an amendment to the Credit Facility, pursuant to which (i) the Company exercised its option to increase total commitments under the Credit Facility to $225 million, (ii) the variable interest rates under the applicable pricing grid were each increased by 15 basis points and (iii) the quarterly unused commitment fee was increased to 0.25%.
On February 13, 2023, the Operating Company entered into a $150 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering with a weighted average interest rate of 6.01% as of the issuance date. The transaction consists of $120 million of 5.99% notes with a seven-year term and $30 million of 6.10% notes with a ten-year term. The note purchase agreement is contingent upon closing the acquisition of substantially all of the assets of Newbury Partners LLC.
Acquisition of Newbury Partners LLC
On February 13, 2023, affiliates of Bridge entered into a definitive agreement to purchase substantially all of the assets of Newbury Partners LLC (“Newbury”), a Delaware limited liability company, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Operating Company, Newbury Partners-Bridge LLC, a Delaware limited liability company (an indirect wholly owned subsidiary of the Operating Company, the “Buyer”), Newbury, Richard Lichter, an individual, and RLP Navigator LLC, a Delaware limited liability company (collectively, the “Newbury Holders”). The Asset Purchase Agreement provides that the Buyer will acquire substantially all of Newbury’s assets and in exchange the Buyer will assume certain of Newbury’s liabilities and pay Newbury $320.1 million in cash, subject to certain purchase price adjustments as set forth in the Asset Purchase Agreement (the “Newbury Acquisition”). The board of directors of Bridge has unanimously approved the Newbury Acquisition, the Asset Purchase Agreement and the transactions contemplated thereby.

Bridge, Newbury and the Newbury Holders agreed to customary representations, warranties and covenants in the Asset Purchase Agreement. Subject to certain limitations, Newbury is required to indemnify the Buyer for losses resulting from any breaches of Newbury’s and the Newbury Holders’ representations, warranties and covenants made in the Asset Purchase Agreement and certain other matters. The Newbury Acquisition is expected to close in the first half of 2023, subject to regulatory approvals, consents and other customary closing conditions. The Asset Purchase Agreement contains termination rights for both the Buyer and Newbury, including, among other bases for termination, if the Newbury Acquisition is not consummated by May 15, 2023, subject to certain exceptions. The Asset Purchase Agreement further provides that, upon termination of the Asset Purchase Agreement under specified circumstances, the Buyer may be required to pay Newbury a termination fee of $22 million.
Dividends
In February 2023, Bridge declared a quarterly dividend of $0.17 per share of its Class A common stock, payable on March 24, 2023 to its Class A common stockholders of record at the close of business on March 10, 2023.
Other than as disclosed elsewhere in these notes to the consolidated and combined financial statements, no subsequent events have occurred that would require recognition in the consolidated and combined financial statements or disclosure in the accompanying footnotes.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this annual report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

PART IV
Item 15. Exhibit and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:
(1)Financial Statements
(2)Financial Statement Schedules
All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, the required information is contained elsewhere in this annual report on Form 10-K, or the schedules are inapplicable and have therefore been omitted.
(3)Exhibits
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.1
3.2	Amended and Restated Bylaws of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock	S-1/A	7/2/2021	4.1
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	3/18/2022	4.2
10.1	Amended and Restated Tax Receivable Agreement, effective January 1, 2022 by and among the Registrant, the Operating Company and each of the Members from time to time party thereto	10-Q	5/10/2022	10.1
10.2	Fifth Amended and Restated LLC Agreement of Bridge Investment Group Holdings LLC, dated July 16, 2021, by and among the Registrant and certain of its members	8-K	7/20/2021	10.4
10.3	Stockholders Agreement, dated July 16, 2021, by and among the Registrant and certain of its stockholders	8-K	7/20/2021	10.3
10.4	Registration Rights Agreement, dated July 16, 2021, by and among the Registrant and certain of its stockholders	8-K	7/20/2021	10.2
10.5#	2021 Incentive Award Plan of Bridge Investment Group Holdings Inc.	S-1/A	7/2/2021	10.5
10.6#	Non-Employee Director Compensation Program of Bridge Investment Group Holdings Inc.	S-1/A	7/2/2021	10.6
10.7#	Restricted Stock Award Agreement under the 2021 Incentive Award Plan, by and among the Registration and certain of its participants	S-1/A	7/2/2021	10.7
10.8#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Robert Morse	10-Q	11/9/2022	10.1
10.9#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Jonathan Slager	10-Q	11/9/2022	10.2
10.10#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Adam O’Farrell	10-Q	11/9/2022	10.3
10.11#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Dean Allara	10-Q	11/9/2022	10.4
10.12	Form of Indemnification and Advancement Agreement between Bridge Investment Group Holdings Inc. and its directors and officers	S-1/A	7/2/2021	10.12
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.SCH	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.CAL	Inline XBRL Taxonomy Extension Schema Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: February 27, 2023	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2023.

/s/ Jonathan Slager	/s/ Katherine Elsnab
Jonathan Slager	Katherine Elsnab
Chief Executive Officer, Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Garrett Behling	/s/ Robert Morse
Garrett Behling	Robert Morse
Chief Accounting Officer	Executive Chairman, Director
(Principal Accounting Officer)

/s/ Adam O’Farrell	/s/ Dean Allara
Adam O’Farrell	Dean Allara
Chief Operating Officer, Director	Vice Chairman and Head of Client Solutions Group, Director

/s/ Debra Martin Chase	/s/ Deborah Hopkins
Debra Martin Chase	Deborah Hopkins
Director	Director

/s/ Chad Leat
Chad Leat
Director