Form 10-Q
period 2023-03-31
Bridge Investment Group Holdings Inc.
filed 2023-05-09
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ As of May 5, 2023, the registrant had 32,694,803 shares of Class A common stock ($0.01 par value per share) outstanding and 85,301,127 shares of Class B common stock ($0.01 par value per share) outstanding.

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
These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including those described in Part II, Item 1A, “Risk Factors” of this report and Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023.
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
CERTAIN DEFINITIONS
As used in this quarterly report on Form 10-Q, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Bridge,” “Bridge Investment Group” and similar references refer: (1) following the consummation of the Transactions, including our initial public offering (“IPO”), to Bridge Investment Group Holdings Inc., and, unless otherwise stated, all of its subsidiaries, including Bridge Investment Group Holdings LLC (the “Operating Company”) and, unless otherwise stated, all of the Operating Company’s subsidiaries, and (2) prior to the completion of the IPO, to the Operating Company and, unless otherwise stated, all of the Operating Company’s subsidiaries and the Contributed Bridge GPs.
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
◦Bridge Opportunity Zone Fund VI GP LLC (“BOZ VI GP”)
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
◦Bridge Debt Strategies Fund GP LLC (“BDS I GP”)
◦Bridge Debt Strategies Fund II GP LLC (“BDS II GP”)
◦Bridge Debt Strategies Fund III GP LLC (“BDS III GP”)
◦Bridge Debt Strategies Fund IV GP LLC (“BDS IV GP”)
◦Bridge Debt Strategies Fund V GP LLC (“BDS V GP”)
◦Bridge Agency MBS Fund GP LLC (“BAMBS GP”)
◦Bridge Net Lease Industrial Income Fund GP LLC (“BNLI GP”)
◦Bridge Logistics U.S. Venture I GP LLC (“BLV I GP”)
◦Bridge Logistics Developer GP LLC (“BLD GP”)
◦Bridge Logistics Value Fund II GP LLC (“BLV II GP”)
◦Bridge Single-Family Rental Fund IV GP LLC (“BSFR IV GP”)
◦Bridge Solar Energy Development Fund GP LLC (“BSED GP”)
◦Bridge Investment Group Ventures Fund GP LLC (“BIGVF GP”)
◦Newbury Equity Partners VI GP LLC (“NEP VI GP”)
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
•“Transactions” refers to the IPO and certain organizational transactions that were effected in connection with the IPO, and the application of the net proceeds therefrom. Refer to Note 1, “Organization,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a description of the Transactions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$77,508	$183,576
Restricted cash	9,949	9,689
Marketable securities, at fair value	12,717	14,614
Receivables from affiliates	61,188	53,804
Notes receivable from affiliates	59,432	67,244
Other assets	75,918	70,466
Other investments	184,961	85,456
Accrued performance allocations	447,698	554,723
Intangible assets, net	153,410	4,894
Goodwill	234,603	55,982
Deferred tax assets, net	54,552	54,387
Total assets	$1,371,936	$1,154,835
Liabilities and shareholdersʼ equity
Accrued performance allocations compensation	$52,084	$66,754
Accrued compensation and benefits	14,423	15,643
Accounts payable and accrued expenses	22,471	24,942
Due to affiliates	52,138	51,966
General Partner Notes Payable, at fair value	7,690	8,633
Insurance loss reserves	9,790	9,445
Self-insurance reserves and unearned premiums	4,131	3,453
Line of credit	80,000	—
Other liabilities	41,225	30,386
Notes payable	446,387	297,294
Total liabilities	$730,339	$508,516
Commitments and contingencies (Note 17)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized; 0 issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 32,686,835 and 29,488,521 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	327	295
Class B common stock, $0.01 par value, 237,837,544 authorized; 85,301,127 issued and outstanding as of March 31, 2023 and December 31, 2022	853	853
Additional paid-in capital	73,104	63,939
Retained earnings	10,723	14,230
Accumulated other comprehensive loss	(133)	(220)
Bridge Investment Group Holdings Inc. equity	84,874	79,097
Non-controlling interests in Bridge Investment Group Holdings LLC	336,586	309,677
Non-controlling interests in Bridge Investment Group Holdings Inc.	220,137	257,545
Total shareholdersʼ equity	641,597	646,319
Total liabilities and shareholdersʼ equity	$1,371,936	$1,154,835
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Fund management fees	$53,849	$52,700
Property management and leasing fees	19,899	18,279
Construction management fees	3,285	1,887
Development fees	335	1,259
Transaction fees	2,377	21,998
Fund administration fees	4,177	3,640
Insurance premiums	4,729	2,416
Other asset management and property income	2,797	1,955
Total revenues	91,448	104,134
Investment income:
Performance allocations:
Realized	3,162	8,937
Unrealized	(107,025)	65,862
Earnings from investments in real estate	—	40
Total investment income (loss)	(103,863)	74,839
Expenses:
Employee compensation and benefits	51,178	47,480
Performance allocations compensation:
Realized	1,732	560
Unrealized	(14,670)	9,238
Loss and loss adjustment expenses	2,320	1,751
Third-party operating expenses	6,110	6,768
General and administrative expenses	13,893	9,508
Depreciation and amortization	1,093	633
Total expenses	61,656	75,938
Other income (expense):
Realized and unrealized gains, net	1,487	427
Interest income	3,454	1,209
Interest expense	(4,145)	(1,621)
Total other income	796	15
(Loss) income before provision for income taxes	(73,275)	103,050
Income tax benefit (expense)	5,844	(5,545)
Net (loss) income	(67,431)	97,505
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(56,249)	36,713
Net (loss) income attributable to Bridge Investment Group Holdings LLC	(11,182)	60,792
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	(13,216)	51,020
Net income attributable to Bridge Investment Group Holdings Inc.	$2,034	$9,772

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Operations (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Earnings (loss) per share of Class A common stock (Note 21)
Basic	$0.03	$0.35
Diluted	$(0.13)	$0.35
Weighted-average shares of Class A common stock outstanding (Note 21)
Basic	25,068,319	23,138,030
Diluted	123,881,500	23,138,030
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022

Net (loss) income	$(67,431)	$97,505
Other comprehensive income (loss)—foreign currency translation adjustments, net of tax	87	9
Total comprehensive (loss) income	(67,344)	97,514
Less: comprehensive income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(56,249)	36,713
Comprehensive (loss) income attributable to Bridge Investment Group Holdings LLC	(11,095)	60,801
Less: comprehensive (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	(13,216)	51,020
Comprehensive income attributable to Bridge Investment Group Holdings Inc.	$2,121	$9,781
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Shareholders’/Members’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Shareholdersʼ/Members' Equity
Balance as of December 31, 2022	$295	$853	$63,939	$14,230	$(220)	$309,677	$257,545	$646,319
Net income (loss)	—	—	—	2,034	—	(56,249)	(13,216)	(67,431)
Conversion of 2020 profit interest awards	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	1	—	22	—	—	—	—	23
Fair value of non-controlling interest in acquired business	—	—	—	—	—	84,197	—	84,197
Share-based compensation, net of forfeitures	23		3,157	—		362	5,818	9,360
Capital contributions	—	—	—	—	—	11	—	11
Distributions	—	—	—	—	—	(1,412)	(24,016)	(25,428)
Dividends on Class A Common Stock/Units, $0.17 per share	—	—	—	(5,541)	—	—	—	(5,541)
Foreign currency translation adjustment	—	—	—	—	87	—	—	87
Reallocation of equity	—	—	5,994	—	—	—	(5,994)	—
Balance as of March 31, 2023	$327	$853	$73,104	$10,723	$(133)	$336,586	$220,137	$641,597

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Shareholdersʼ/Members' Equity
Balance as of December 31, 2021	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
Net income	—	—	—	9,772	—	36,713	51,020	97,505
Conversion of 2019 profit interest awards	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	8	(8)	775	—	—	—	—	775
Issuance of Class A Units for acquisition	—	—	—	—	—	—	14,930	14,930
Fair value of non-controlling interest in acquired business	—	—	—	—	—	20,053	—	20,053
Share-based compensation, net of forfeitures	43	—	1,570	—	—	7	5,624	7,244
Capital contributions	—	—	—	—	—	170	—	170
Distributions	—	—	—	—	—	(17,510)	(28,571)	(46,081)
Dividends on Class A Common Stock/Units, $0.21 per share	—	—	—	(5,918)	—	—	—	(5,918)
Foreign currency translation adjustment	—	—	—	—	9	—	—	9
Reallocation of equity	—	—	3,383	—	—	—	(3,383)	—
Balance as of March 31, 2022	$289	$859	$59,247	$21,038	$(12)	$311,915	$245,088	$638,424
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(67,431)	$97,505
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,093	633
Amortization of financing costs and debt discount and premium	208	131
Share-based compensation	9,360	7,266
Equity in income of investments	(464)	(997)
Changes in unrealized gain (loss) on General Partner Notes Payable	(943)	(171)
Amortization of lease liabilities	(12)	(100)
Unrealized performance allocations	107,025	(65,862)
Unrealized accrued performance allocations compensation	(14,670)	9,238
Change in deferred income taxes	29	—
Changes in operating assets and liabilities:
Receivable from affiliates	(7,350)	(19,873)
Prepaid and other assets	(7,962)	2,140
Accounts payable and accrued expenses	(2,452)	13,320
Accrued payroll and benefits	(1,957)	5,921
Other liabilities	(2,681)	323
Insurance loss and self-insurance reserves	1,022	1,475
Accrued performance allocations compensation	—	(560)
Net cash provided by operating activities	12,815	50,389
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(5,909)	(17,273)
Distributions from investments	6	1,147
Sale of marketable securities	1,867	—
Issuance of notes receivable	(60,186)	(68,980)
Proceeds from collections on notes receivable	67,998	190,092
Purchase of tenant improvements, furniture and equipment	(408)	(195)
Deposits	—	(13,748)
Cash paid for acquisition, net of cash acquired	(319,364)	(15,089)
Net cash (used in) provided by investing activities	(315,996)	75,954
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	11	170
Distributions to non-controlling interests	(25,428)	(46,081)
Repayments of General Partner Notes Payable	—	(103)
Dividends paid on Class A common stock	(5,541)	(5,918)
Proceeds from revolving line of credit	150,000	—
Payments on revolving line of credit	(70,000)	—
Borrowings on private notes	150,000	—
Payments of deferred financing costs	(1,669)	—
Net cash provided by (used in) financing activities	197,373	(51,932)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(105,808)	74,411
Cash, cash equivalents and restricted cash - beginning of period	193,265	83,872
Cash, cash equivalents and restricted cash - end of period	$87,457	$158,283
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$129	$618
Cash paid for interest	6,806	3,041
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$—	$15,824
Write down of right-of-use assets and lease liabilities for lease termination	(3,032)	—
Origination of short-term loan receivable for prepaid acquisitions	—	40,000
Conversion of note receivables to equity interests	1,559	—
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	172	5,166
Issuance of Class A Units for acquisition	—	14,930
Non-controlling interest assumed in business combination	84,197	20,053
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$77,508	$149,121
Restricted cash	9,949	9,162
Cash, cash equivalents, and restricted cash	$87,457	$158,283

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
1.    ORGANIZATION
Bridge Investment Group Holdings Inc. (“we,” “us,” “our,” the “Company” or “Bridge”) is a leading, alternative investment manager, diversified across specialized asset classes. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including Multifamily, Workforce and Affordable Housing, Seniors Housing, Office, Development, Net Lease Income, Logistics, Debt Strategies, Agency MBS, Single-Family Rental, Property Technology, Renewable Energy and Secondaries. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and secondaries investments that we believe are the most attractive.
The Company was incorporated as a Delaware corporation on March 18, 2021, for the purpose of facilitating the Company’s initial public offering (“IPO”) and other related transactions in order to carry on the business of Bridge Investment Group Holdings LLC (formerly known as Bridge Investment Group LLC, or, the “Operating Company”), and its wholly owned subsidiaries.
The Company’s principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A common units (“Class A Units”) and 100% of the Class B common units (“Class B Units”) (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 15, “Income Taxes,” for additional information. As of March 31, 2023, the Company held approximately 25% of the economic interest in the Operating Company. To the extent the Operating Company’s members exchange their Class A Units into our Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
The Operating Company is the ultimate controlling entity, through its wholly owned subsidiary Bridge Fund Management Holdings LLC, of the following investment manager entities, which we refer to collectively as the Fund Managers: Bridge Multifamily Fund Manager LLC, Bridge Seniors Housing Fund Manager LLC (“BSHM”), Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC (“BOFM”), Bridge Development Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Industrial Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, Bridge Single-Family Rental Fund Manager LLC, Bridge Investment Group Ventures Fund Manager LLC, Bridge Renewable Energy Fund Manager LLC and Newbury Partners-Bridge LLC (together, the “Fund Managers”). The Fund Managers provide real estate and fund investment advisory services to multiple investment funds and other vehicles, including joint venture real estate projects, separately managed accounts and privately offered real estate-related limited partnerships, including any parallel investment vehicles and feeder funds (collectively, the “funds”). The Operating Company is entitled to a pro rata portion of the management fees earned from providing these services to the funds based on its ownership in the Fund Managers, which ranges from 60% to 100%.
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
•The Operating Company amended and restated its existing limited liability company agreement to, among other things, (1) convert the Operating Company to a limited liability company organized under the laws of the State of Delaware, (2) change the name of the Operating Company from “Bridge Investment Group LLC” to “Bridge Investment Group Holdings LLC,” (3) convert all existing ownership interests in the Operating Company into 97,463,981 Class A Units and a like amount of Class B Units of the Operating Company and (4) appoint the Company as the sole managing member of the Operating Company upon its acquisition of Class A Units and Class B Units (“LLC Interests”);
•The Company amended and restated its certificate of incorporation to, among other things, provide for (1) the recapitalization of the Company’s outstanding shares of existing common stock into one share of our Class A common stock, (2) the authorization of additional shares of our Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally and (3) the authorization of shares of our Class B common stock, with each share of our Class B common stock entitling its holder to ten votes per share on all matters presented to the Company’s stockholders generally, and that shares of our Class B common stock may only be held by such direct and indirect holders of Class A Units and our Class B common stock as may exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their Class A Units (along with an equal number of shares of our Class B common stock (and such shares shall be immediately cancelled)) for, at our election, cash or newly issued shares of our Class A common stock) and their respective permitted transferees (collectively, the “Continuing Equity Owners”);
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
Initial Public Offering
On July 20, 2021, the Company completed its IPO, in which it sold 18,750,000 shares of our Class A common stock at a public offering price of $16.00 per share receiving approximately $277.2 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. The net proceeds from the IPO were used to purchase 18,750,000 newly issued Class A Units from the Operating Company at a price per unit equal to the IPO price per share of our Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses. The Operating Company used net proceeds from the public offering to pay approximately $139.9 million in cash to redeem certain of the Class A Units held directly or indirectly by certain of the owners of LLC Interests in the Operating Company, prior to the IPO (collectively, “Original Equity Owners”). Refer to Note 16, “Shareholders’ Equity,” for additional information.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated and combined financial statements included in its annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”).

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
Non-controlling Interests — Non-controlling interests represent the share of consolidated entities owned by third parties. Bridge recognizes each non-controlling shareholder’s respective ownership at the estimated fair value of the net assets at the date of formation or acquisition. Non-controlling interests are subsequently adjusted for the non-controlling shareholder’s additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. Net income is allocated to non-controlling interests based on the ownership interest during the period. The net income that is not attributable to Bridge is reflected in net income attributable to non-controlling interests in the condensed consolidated statements of operations and comprehensive income and shareholders’ equity.
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
Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Such estimates include those used in the valuation of investments, which directly affect accrued performance allocations and related compensation, the carrying amount of the Company's equity method investments, the measurement of deferred tax balances (including valuation allowances), and the accounting for goodwill, all of which involve a high degree of judgement and complexity and may have a significant impact on net income. Actual results could differ from those estimates and such differences could be material.
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
Fair Value Option — The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. Refer to Note 7, “Fair Value Measurements” for additional information. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company elected the fair value option for the General Partner Notes Payable (as defined in Note 13). The carrying value of the General Partner Notes Payable represents the related General Partner lenders’ net asset value (“NAV”), in the respective fund and the General Partner lenders are entitled to receive distributions and carried interest. The NAV changes over time so marking the General Partner Notes Payable to fair value reflect these changes.
Receivables and Notes Receivable from Affiliates — Receivables consist principally of amounts due from the funds and other affiliates. These include receivables associated with fund or asset management fees, property management fees and other fees. Additionally, the Company is entitled to reimbursements and/or recovers certain costs paid on behalf of the private funds managed by the Company and related properties operated by the Company, which include: (i) organization and offering costs associated with the formation and offering; (ii) direct and indirect operating costs associated with managing the operations of the properties; and (iii) costs incurred in performing investment due diligence. During the normal course of business, the Company makes short-term uncollateralized loans to the funds for asset acquisition and working capital.
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
The Company facilitates the payments of these fees, which are recorded as receivables, principally from affiliated parties on the condensed consolidated balance sheets, until such amounts are repaid. The Company assesses the collectability of such receivables considering the offering period, historical and forecasted capital raising, and establishes an allowance for any balances considered not collectible. None of the receivables were considered not collectible as of March 31, 2023 and December 31, 2022.
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the condensed consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, which are based on asset valuations one quarter in arrears.
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
For certain equity method investments, the Company records its proportionate share of income on a one to three-month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the condensed consolidated statements of cash flows under the cumulative earnings approach.
Changes in fair value of equity method investments are recorded as realized and unrealized gains (losses) in other income (expense) on the condensed consolidated statements of operations.
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
Leases — The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company primarily enters into operating lease agreements, as the lessee, for office space and certain equipment. Operating leases are included in other assets and other liabilities in the condensed consolidated balance sheet. Certain leases include lease and non-lease components, which the Company accounts for separately. Lease right of use (“ROU”) assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Leases may include options to extend or terminate the lease which are included in the ROU assets and lease liability when they are reasonably certain of exercise. Lease ROU assets are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate based on information available at the inception date in determining the present value of future minimum lease payments. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the condensed consolidated statements of income. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheet. Refer to Note 17, “Commitments and Contingencies” for additional information.
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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of March 31, 2023 and December 31, 2022, the Company had goodwill of $234.6 million and $56.0 million, respectively. Refer to Note 8, “Business Combination and Goodwill” for additional information.
The Company performs its annual goodwill impairment test using a qualitative and, if necessary, a quantitative approach as of October 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed its annual goodwill impairment assessment as of October 1, 2022, and determined that there was no impairment of goodwill.
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of March 31, 2023, there were no indicators of goodwill impairment.
Intangible Assets — The Company’s finite-lived intangible assets consist primarily of acquired contractual rights to earn future management and advisory fee income. Intangible assets with a finite life are amortized based on the pattern in which the estimated economic benefits of the intangible asset on a straight-line basis, ranging from 4 to 14 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the intangible. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.
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
Fund Administration Fees — The Company earns fund administration fees as services are provided under the terms of the respective fund administration agreement. Fund administration fees include a fixed annual amount plus a percentage of invested or deployed capital. Fund administration fees also include investor services fees which are based on an annual fee per investor. Fees are earned as services are provided and are recognized on a straight-line basis.
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
Other Asset Management and Property Income — Other asset management and property income is comprised of, among other things, interest on catch-up management fees, fees related to in-house legal and tax professional fees, which is generally billed on an hourly rate to various funds and properties managed by affiliates of the Company, and other miscellaneous fees.
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
Performance Allocations — The Company accounts for accrued performance obligations, which represents a performance-based capital allocation from a fund General Partner to the Company, as earnings from financial assets within the scope of Accounting Standards Codification (“ASC”) 323, Investments—Equity Method and Joint Ventures. The underlying investments in the funds upon which the allocation is based reflect valuations on a three-month lag. The Company recognizes performance allocations as a separate revenue line item in the condensed consolidated statements of operations with uncollected carried interest as of the reporting date reported within accrued performance allocations on the condensed consolidated balance sheets.
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
As the fair value of underlying assets varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (i) positive performance resulting in an increase in the carried interest allocated to the Company or (ii) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a reversal of previously recognized carried interest allocated to the Company. Accrued but unpaid carried interest as of the reporting date is recorded within accrued performance allocations compensation in the condensed consolidated balance sheets.
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
Employee Compensation and Benefits — Employee compensation and benefits include salaries, bonus (including discretionary awards), related benefits, share-based compensation, and cost of processing payroll. Bonuses are accrued over the employment period to which they relate. Equity-classified awards granted to employees that have a service condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of profits interests awards is determined using a Monte Carlo valuation at date of grant or date of modification when applicable. The fair value of Restricted Stock Units (“RSUs”) and Restricted Stock Awards is determined using the Company's closing stock price on the grant date or date of modification. The Company recognizes compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 20, “Share-Based Compensation and Profits Interests,” for additional information.
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
Realized and Unrealized Gains (Losses) — Realized gains (losses) occur when the Company redeems all or a portion of an investment or when the Company receives cash income, such as dividends or distributions. Unrealized gains (losses) result from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as realized gains (losses) in the condensed consolidated statements of operations.
Finally, the realized and unrealized change in gains (losses) associated with the financial instruments that we elect the fair value option is also included in realized and unrealized gains (losses).
Income Taxes — The Operating Company is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Operating Company flows through to its members, including the Company, and is generally not subject to U.S. federal or state income tax at the level of the Operating Company. The Operating Company’s non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. Additionally, certain subsidiaries are subject to local jurisdiction taxes at the entity level, with the related tax provision reflected in the condensed consolidated statements of operations. As a result, the Operating Company does not generally record U.S. federal and state income taxes on its income or that of its subsidiaries, except for certain local and foreign income taxes discussed above.
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
Deferred income tax assets is primarily comprised of the TRA between the Operating Company and each of the Continuing Equity Owners and deferred income taxes related to the operations of Bridge Investment Group Risk Management, Inc. (“BIGRM”). Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount, timing and character of the Company’s future taxable income. When evaluating the realizability of deferred tax assets, all evidence – both positive and negative – is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more likely than not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more likely than not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the condensed consolidated statements of operations. Refer to Note 15, “Income Taxes” for additional information.
Other than BIGRM and Bridge PM, Inc. (“BPM”), the Operating Company and its subsidiaries are limited liability companies and partnerships, as such, are not subject to income taxes; the individual members of the Operating Company are required to report their distributive share of the Operating Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns.

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
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which has subsequently been amended. The amended guidance requires a company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Prior to ASU 2016-13, GAAP required an “incurred loss” methodology that delayed recognition until it was probable a loss had been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected and the income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. Financial instruments measured at fair value are not within the scope of this guidance. The guidance was effective for the Company on January 1, 2023, and was adopted using a modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the condensed consolidated financial statements of the Company.
Upon adoption of ASU 2016-13, the Company assessed the collection risk characteristics of its outstanding receivables and allocated them into the following pools of receivables: receivables from affiliates, notes receivables from affiliates and notes receivables from employees. The Company’s receivables are predominantly with its investment funds, which have low risk of credit loss based on the Company’s historical experience. Historical credit loss data may be adjusted for current conditions and reasonable and supportable forecasts, including the Company’s expectation of near-term realization based on the liquidity of the affiliated investment funds.

3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies”. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
FUND MANAGEMENT FEES	2023	2022
Funds	$52,135	$51,209
Joint ventures and separately managed accounts	1,714	1,491
Total fund management fees	$53,849	$52,700

	Three Months Ended March 31,
PROPERTY MANAGEMENT AND LEASING FEES	2023	2022
Seniors Housing	$6,868	$7,106
Multifamily	6,736	5,313
Office	3,895	4,264
Single-Family Rental	2,400	1,596
Total property management and leasing fees	$19,899	$18,279

	Three Months Ended March 31,
CONSTRUCTION MANAGEMENT FEES	2023	2022
Multifamily	$2,236	$1,383
Office	831	434
Seniors Housing	145	70
Logistics	71	—
Single-Family Rental	2	—
Total construction management fees	$3,285	$1,887

	Three Months Ended March 31,
TRANSACTION FEES	2023	2022
Acquisition fees	$173	$16,597
Brokerage fees	2,204	5,401
Total transaction fees	$2,377	$21,998
For the three months ended March 31, 2023 and 2022, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of revenue was derived from operations in the United States.
As of March 31, 2023 and December 31, 2022, the Company had $16.6 million and $8.7 million, respectively, of deferred revenues, which is included in other liabilities on the condensed consolidated balance sheets for the periods then ended. During the three months ended March 31, 2023, the Company recognized $3.2 million as revenue from amounts included in the deferred revenue balance as of December 31, 2022. The Company expects to recognize deferred revenues within a year of the balance sheet date.

4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of March 31, 2023 and December 31, 2022, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023
Common shares in publicly traded company	$152	$—	$(44)	$108
Exchange traded funds	1,867	—	(7)	1,860
Mutual funds	11,067	—	(318)	10,749
Total marketable securities	$13,086	$—	$(369)	$12,717

December 31, 2022
Common shares in publicly traded company	$132	$—	$(46)	$86
Exchange traded funds	2,171	—	(54)	2,117
Mutual funds	12,884	—	(473)	12,411
Total marketable securities	$15,187	$—	$(573)	$14,614
5.    INVESTMENTS
The Company has interests in 174 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation, and ownership of real estate. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	March 31, 2023	December 31, 2022
Accrued performance allocations(1)	$447,698	$554,723

Other investments:
Partnership interests in Company-sponsored funds(2)	162,247	65,289
Investments in third-party partnerships(3)	12,003	11,798
Other(4)	10,711	8,369
Total other investments	$184,961	$85,456
(1)Represents various investment accounts held by the Bridge GP’s for carried interest in Bridge-sponsored funds. There is a disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles. Investment is valued using NAV of the respective vehicle, which are based on asset valuations one quarter in arrears.
(2)Partnership interests in Company-sponsored funds are valued using NAV of the respective vehicle.
(3)Investments in limited partnership interest in third-party private property technology venture capital firms are valued using NAV of the respective vehicle.
(4)Other investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes.
The Company recognized a loss related to its accrued performance allocations and other investments of $102.4 million for the three months ended March 31, 2023 and income of $75.2 million for the three months ended March 31, 2022, of which a loss of $103.9 million and income of $74.8 million for three months ended March 31, 2023 and 2022, respectively, related to accrued performance allocations recognized under the equity method.

Of the total accrued performance allocations balance as of March 31, 2023 and December 31, 2022, $52.1 million and $66.8 million, respectively, were payable to affiliates and are included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended.
Fair value of the accrued performance allocations is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more-timely basis. As a result, any changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts.
The Company evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by the SEC. As of March 31, 2023 and December 31, 2022, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
6.    NOTES RECEIVABLES FROM AFFILIATES
As of March 31, 2023 and December 31, 2022, the Company had the following notes receivable from affiliates outstanding (in thousands):

	March 31, 2023	December 31, 2022
Bridge Single-Family Rental Fund IV	$22,869	$40,566
Bridge Office Fund II	13,000	11,000
Bridge Office Fund I	15,000	6,500
Bridge Debt Strategies Fund II	—	5,000
Bridge Logistics U.S. Venture I	4,150	—
Total short-term notes receivables from affiliates	$55,019	$63,066

Notes receivables from employees	4,413	4,178
Total notes receivable from affiliates	$59,432	$67,244
Interest on the short-term notes receivables from affiliates accrues at a weighted-average fixed rate of 4.88% per annum as of March 31, 2023. As of March 31, 2023 and December 31, 2022, the Company had approximately $0.4 million and $0.4 million, respectively, of interest receivable outstanding, which is included in other assets in the accompanying condensed consolidated balance sheets for the periods then ended.
During 2022, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers, to invest in the Company or the Operating Company. As of March 31, 2023 and December 31, 2022, the aggregate outstanding principal amount outstanding was $4.4 million and $4.2 million, respectively. These employee notes receivable have staggered maturity dates beginning in 2027 and are interest-only for the first two years after origination, after which date they accrue interest at a weighted-average rate of 3.10% per annum as of March 31, 2023.
7.    FAIR VALUE MEASUREMENTS
Equity Securities: Equity securities traded on a national securities exchange are stated at the last reported sales price as of the condensed consolidated balance sheet dates, March 31, 2023 and December 31, 2022. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the condensed consolidated balance sheet dates, March 31, 2023 and December 31, 2022. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the condensed consolidated balance sheet dates, March 31, 2023 and December 31, 2022. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.

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
Other investments: Investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes. Unrealized gains or losses on other investments are included in unrealized gains (losses) on the condensed consolidated statements of operations.
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
The following table presents assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
March 31, 2023
Assets:
Common shares in publicly traded company	$108	$—	$—	$—	$108
Exchange traded funds	1,860	—	—	—	1,860
Mutual funds	10,749	—	—	—	10,749
Accrued performance allocations	—	—	—	447,698	447,698
Partnership interests	—	—	—	174,250	174,250
Other investments	—	—	10,711	—	10,711
Total assets at fair value	$12,717	$—	$10,711	$621,948	$645,376

Liabilities:
General Partner Notes Payable	$—	$—	$—	$7,690	$7,690

December 31, 2022
Assets:
Common shares in publicly traded company	$86	$—	$—	$—	$86
Exchange traded funds	2,117	$—	$—	$—	$2,117
Mutual funds	12,411	—	—	—	12,411
Accrued performance allocations	—	—	—	554,723	554,723
Partnership interests	—	—	—	77,087	77,087
Other investments	—	—	8,369	—	8,369
Total assets at fair value	$14,614	$—	$8,369	$631,810	$654,793

Liabilities:
General Partner Notes Payable	$—	$—	$—	$8,633	$8,633

The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2022	$8,369
Purchases	783
Conversion of note receivable	1,559
Balance as of March 31, 2023	$10,711
Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
March 31, 2023:
Accrued performance allocations	$447,698	N/A

Partnership interests:
Company-sponsored open-end fund	33,782	15,449
Company-sponsored closed-end funds	128,465	14,379
Third-party closed-end funds	12,003	9,375
Total partnership interests	$174,250	$39,203

December 31, 2022:
Accrued performance allocations	$554,723	N/A

Partnership interests:
Company-sponsored open-end fund	26,169	20,755
Company-sponsored closed-end funds	39,120	3,763
Third-party closed-end funds	11,798	5,569
Total partnership interests	$77,087	$30,087
The Company can redeem its investments in the Company-sponsored open-end funds with a 60-day notice. The Company’s interests in its closed-end funds are not subject to redemption, with distributions to be received through liquidation of underlying investments of the funds. The closed-end funds generally have eight- to ten-year terms, which may be extended in certain circumstances.
Fair Value Information of Financial Instruments Reported at Cost
The carrying values of cash, accounts receivable, due from and to affiliates, interest payable, and accounts payable approximate fair value due to their short-term nature and negligible credit risk. The following table presents the carrying amounts and estimated fair values of financial instruments reported at amortized cost (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
As of March 31, 2023:
Notes payable (private notes)	$—	$—	$428,683	$428,683	$450,000

As of December 31, 2022:
Notes payable (private notes)	$—	$—	$270,270	$270,270	$300,000

Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments.
8.    BUSINESS COMBINATION AND GOODWILL
Acquisition of Newbury Partners LLC
On February 13, 2023, affiliates of Bridge entered into a definitive agreement to purchase substantially all of the assets of Newbury Partners LLC (“Newbury”), a Delaware limited liability company, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Operating Company, Newbury Partners-Bridge LLC, a Delaware limited liability company (an indirect wholly owned subsidiary of the Operating Company, the “Buyer”), Newbury, Richard Lichter and RLP Navigator LLC, a Delaware limited liability company (collectively, the “Newbury Holders”). Bridge acquired substantially all of Newbury’s assets and assumed certain of Newbury’s liabilities for total consideration of $320.1 million paid in cash, subject to certain purchase price adjustments as set forth in the Asset Purchase Agreement (the “Newbury Acquisition”). The transaction closed on March 31, 2023 (the “Acquisition Date”).
As of March 31, 2023, the estimated fair values and allocation of consideration are preliminary, based on information available at the time of closing as the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these provisional values may be subject to adjustment during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed at the time of closing (in thousands).

Consideration
Cash	$319,364
Liabilities assumed	736
Total consideration	$320,100

Assets acquired and liabilities assumed
Net tangible acquired assets		$76,675
Trade name(1)		3,000
Client relationship(1)		48,000
Management contracts(1)		98,000
Fair value of net identifiable assets acquired		$225,675
Non-controlling interest(1)		(84,197)
Goodwill(1)		178,622
Total assets acquired and liabilities assumed, net		$320,100
(1)The fair value was determined using Level 3 assumptions.
In connection with the Newbury Acquisition, the Company expensed the transaction costs of $3.5 million, which is included in general and administrative expenses on the condensed consolidated statement of operations for the three months ended March 31, 2023.
In connection with the Newbury Acquisition, the Company allocated $98.0 million, $48.0 million, and $3.0 million of the purchase price to the fair value of management contracts, client relationships and trade name, respectively. The fair value of management contracts was estimated based upon estimated net cash flows generated from those contracts, discounted at 16.0%, with remaining lives estimated between 4 and 10 years for fund management contracts. The fair value of client relationships was estimated based upon estimated net cash flows expected to be generated under future management contracts, discounted at 22%, with a remaining estimated useful life of 14 years. The trade name was valued using a relief-from-royalty method, based on estimated savings from an avoided royalty rate of 1% on expected revenue discounted at 21.0%, with an estimated useful life of 10 years.
The carrying value of goodwill associated with Newbury was $178.6 million as of the Acquisition Date and is attributable to expected synergies and the assembled workforce of Newbury.

As part of the Newbury Acquisition, approximately $0.7 million of liabilities were assumed by the Operating Company as part of the total consideration.
Newbury did not contribute revenues or net income during the three months ended March 31, 2023 due to the timing of the transaction. Supplemental information on a pro forma basis, as if the Newbury Acquisition had been consummated on January 1, 2022, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenues and investment (loss) income	$(1,900)	$189,978
Net income attributable to Bridge Investment Group Holdings Inc.	(268)	9,104
The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. These results are not necessarily indicative of the Company’s consolidated financial condition or statements of operations in future periods or the results that actually would have been realized had the Company and Newbury been a combined entity during the periods presented. These pro forma amounts have been calculated after applying the following adjustments that were directly attributable to the Newbury Acquisition:
•adjustments to reflect the exclusion of accrued performance allocation income and related compensation for certain Newbury funds that were not acquired as part of the Newbury Acquisition;
•adjustments to include the impact of the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2022, together with the consequential tax effects;
•adjustments to reflect compensation agreements and profits interests awards granted to certain transferred employees, as if they were granted on January 1, 2022;
•adjustments to include interest expense related to the 2023 Private Placement Notes and the draw on our Credit Facility (as defined herein) as if it had been consummated on January 1, 2022 and adjustments to exclude interest expense related to the line of credit that was not assumed by the Company in the Newbury Acquisition;
•adjustments to reflect the tax effects of the Newbury Acquisition and the related adjustments as if Newbury had been included in the Company’s results of operations as of January 1, 2022; and
•adjustments to reflect the pro-rata economic ownership attributable to Bridge.
Included in the pro forma financial information for the quarter ended March 31, 2023 is $3.5 million and $4.6 million of transaction costs incurred by the Company and Newbury, respectively.  There were no transaction costs incurred for the quarter ended March 31, 2022.

Acquisition of Gorelick Brothers Capital
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

A majority of the fair value of the purchase consideration was attributed to goodwill, with synergies expected to accrue from the vertically integrated Bridge SFR investment strategy. As part of the transaction, approximately $1.0 million of liabilities were assumed by the Operating Company as consideration for the purchase price. As of March 31, 2023, these assumed liabilities have been paid. The number of Class A Units of the Operating Company that were transferred to GBC as a portion of the total consideration was based on an average closing price of the Company’s Class A common stock from January 13, 2022 through January 27, 2022. Class A Units of the Operating Company are exchangeable on a one-for-one basis with our Class A common stock, subject to certain conditions.
The following table summarizes the total consideration for the GBC Acquisition and the related purchase price allocation for the assets acquired, liabilities assumed and non-controlling interests (in thousands):

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
In connection with the GBC Acquisition, the Company expensed the closing costs during the period in which they were incurred, which is included in general and administrative expenses on the condensed consolidated statement of operations for the period then ended.
Intangible assets acquired consist of fund and property management contracts and trade name. The fair value of management contracts was estimated based upon estimated net cash flows generated from those contracts, discounted at 8.5% with remaining lives estimated between five and ten years for fund management contracts and 30 days for property management contracts. The trade name was valued using a relief-from-royalty method, based on estimated savings from an avoided royalty rate of 1.0% on expected revenue discounted at 8.5%, with an estimated useful life of 4 years.
9.    INSURANCE LOSS RESERVES AND LOSS AND LOSS ADJUSTMENT EXPENSES
BIGRM is a wholly owned subsidiary of Bridge and is licensed under the Utah Captive Insurance Companies Act. BIGRM provides the following insurance policies:
•Lease Security Deposit Fulfillment (limits $500 per occurrence/per property unit);
•Lessor Legal Liability (limits $100,000 per occurrence/per property unit);
•Workers’ Compensation Deductible Reimbursement (limit $250,000 per occurrence);
•Property Deductible Reimbursement ($1,500,000 per occurrence/$3,000,000 policy annual aggregate); and
•General Liability Deductible Reimbursement ($5,000,000 in excess of $25,000 per occurrence; $10,000,000 policy annual aggregate).

For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through March 31, 2023. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of March 31, 2023 and December 31, 2022, the Company had reserved $9.8 and $9.4 million, respectively.
10.    SELF-INSURANCE RESERVES
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $200,000 per individual per year and a maximum claim liability of $17.9 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of March 31, 2023 and December 31, 2022, the Company had reserved $2.5 million and $2.3 million, respectively.
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
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. The Company’s SIR includes a layer of losses that the Company is responsible for satisfying after the properties have met their $25,000 deductible for each claim. That layer covers losses between $25,000 and $100,000 and has no aggregate limit for that layer of risk. All multifamily losses above $100,000 are fully insured. For commercial office and senior housing properties, all losses are fully insured after the $50,000 deductible has been met. For logistics and net lease properties, all losses are fully insured after the $100,000 deductible has been met and for single-family rental properties all losses are fully insured after the $250,000 deductible has met. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover the following: 100% of the $3.0 million layer above the multifamily deductible and SIR. All losses above $3.0 million are fully insured by multiple outside insurance carriers. On June 20, 2022 the per-occurrence limit increased from $750,000 for any single loss with an aggregate limit of $2.0 million to a per-occurrence limit of $1.5 million for any single loss with an aggregate limit of $3.0 million. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $25,000/$50,000 deductibles and SIR of $75,000 for multifamily properties as outlined above.
On June 20, 2020, the Company added a general liability SIR aggregate limit of $10.0 million with a per-occurrence limit of $2.0 million and per location limit of $4.0 million, which was increased on June 20, 2022 to a per-occurrence of limit $5.0 million and per location limit of $10.0 million. Any insurance claims above these limits are fully insured by multiple outside insurance carriers. BPM insured this retention with the BIGRM captive. As of March 31, 2023 and December 31, 2022, the Company had reserved $1.6 million and $1.1 million, respectively.
As of March 31, 2023 and December 31, 2022, the total self-insurance reserve liability was $4.1 million and $3.5 million, respectively.

11.    GENERAL PARTNER NOTES PAYABLE
The Bridge GPs traditionally have a General Partner commitment to the respective fund, which is usually satisfied by affiliates’ direct investment into the funds. For the General Partner commitments for BSH I GP and BMF III GP this commitment was satisfied by notes payable (“General Partner Notes Payable”) between the General Partner and certain related parties or outside investors (“GP Lenders”) for reduced management fees. Under the terms of the General Partner Notes Payable, the GP Lender enters into notes payable with the respective General Partner, which then subscribes to the respective fund for the same amount as the amount of the General Partner Notes Payable. The General Partner Notes Payable mature based upon the terms of the limited partnership agreement of the respective fund. The carrying value of the General Partner Notes Payable represents the related GP Lender’s net asset value in the fund. The GP Lenders are entitled to all returned capital and profit distributions net of management fees and carried interest. We have elected the fair value option for the General Partner Notes Payable so that changes in value are recorded in unrealized gains (losses). The following table summarizes the carrying value of the General Partner Notes Payable (in thousands):

		Fair Value
	Commitment	March 31, 2023	December 31, 2022
Bridge Seniors Housing Fund I	$4,775	$3,946	$4,319
Bridge Multifamily Fund III	9,300	3,744	4,314
Total	$14,075	$7,690	$8,633
The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund.
12.    LINE OF CREDIT
On June 3, 2022, the Operating Company entered into a credit agreement with CIBC, Inc. and Zions Bancorporation, N.A. d/b/a Zions First National Bank as Joint Lead Arrangers (the “Credit Agreement”). The Credit Agreement allows for total revolving commitments of up to $125.0 million, which may be increased up to $225.0 million, contingent on certain criteria being met (the “Credit Facility”). The Credit Facility matures on June 3, 2024, subject to potential extension under certain circumstances.
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
On January 31, 2023, the Company entered into an amendment to the Credit Facility, pursuant to which (i) the Company exercised its option to increase the total revolving commitments under the Credit Facility to $225.0 million, (ii) the variable interest rates under the applicable pricing grid were each increased by 15 basis points and (iii) the quarterly unused commitment fee was increased to 0.25%.
Under the terms of the Credit Agreement, certain of the Operating Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things, limit the Operating Company’s ability to: incur indebtedness; create, incur or allow liens; merge with other companies; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Operating Company to maintain (1) a debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio of no more than 3.75x, (2) minimum liquidity of $15 million and (3) minimum quarterly EBITDA of $15 million and minimum EBITDA for the trailing four fiscal quarters of $80 million.
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
As of March 31, 2023, the outstanding balance on the Credit Facility was $80.0 million with a weighted-average interest rate in effect of 6.56%. During the three months ended March 31, 2023, the Company incurred interest expense of approximately $0.4 million and unused commitments fees of $0.1 million. During the three months ended March 31, 2022, the Company incurred interest expense of approximately $14,000 and no unused commitments fees.
Debt issuance costs related to the Credit Facility are included in other assets in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Company was in full compliance with all debt covenants.
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
On June 3, 2022, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $75.0 million of 5.0% notes with a ten-year term maturing on July 12, 2032, and $75.0 million of 5.1% notes with a twelve-year term maturing on July 12, 2034 (the “2022 Private Placement Notes”).
On February 13, 2023, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $120.0 million of 6.0% notes with a seven-year term maturing on March 29, 2030 and $30.0 million of 6.1% notes with a ten-year term maturing on March 29, 2033 (the “2023 Private Placement Notes” and together with the 2020 Private Placement Notes and 2022 Private Placement Notes, the “Private Placement Notes”). The 2023 Private Placement Notes closed in connection with the closing of the Newbury Acquisition.
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
As of March 31, 2023 and December 31, 2022, unamortized deferred financing costs were $3.6 million and $2.7 million, respectively, and the net carrying value of the Private Placement Notes was $446.4 million and $297.3 million, respectively. As of March 31, 2023, the Company was in full compliance with all debt covenants.
The following table presents scheduled principal payments of the Private Placement Notes as of March 31, 2023 (in thousands):

2025	$75,000
2026	—
2027	75,000
Thereafter	300,000
Total	$450,000

The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the Private Placement Notes are recorded as a reduction of the corresponding debt obligation. All debt issuance costs are amortized over the remaining term of the related obligation.
During the three months ended March 31, 2023 and 2022, interest expense was $3.4 million and $1.5 million, respectively.
14.    REALIZED AND UNREALIZED GAINS (LOSSES)
Realized gains (losses) in the condensed consolidated statements of operations consist primarily of the realized and unrealized gains and losses on investments and other financial instruments, including the General Partner Notes Payable for which the fair value option has been elected. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment or financial instrument, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.
The following tables summarize realized gains (losses) on investments and other financial instruments for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(459)	$931	$472
Investment in third-party partnerships	(104)	125	21
General Partner Notes Payable	(165)	1,108	943
Total realized and unrealized gains (losses)	$(728)	$2,164	$1,436

	Three Months Ended March 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$6	$(1,240)	$(1,234)
Investment in third-party partnerships	(11)	1,569	1,558
General Partner Notes Payable	(96)	267	171
Total realized and unrealized gains (losses)	$(101)	$596	$495
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
The deferred income tax asset and the corresponding TRA liability as of March 31, 2023 was $54.1 million and $52.1 million, respectively, and $53.9 million and $52.0 million as of December 31, 2022, respectively. The change in the deferred income tax asset during the three months ended March 31, 2023 was attributed to redemptions of Class A units during the period.

The Company’s effective tax rate was approximately (9)% and 5% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
As of March 31, 2023, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next 12 months.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, based on information available to the Company as of the date hereof, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.
16.    SHAREHOLDERS’ EQUITY
Initial Public Offering
On closing of the IPO, owners of the Contributed Bridge GPs contributed their interests in the respective Contributed Bridge GPs in exchange for LLC Interests in the Operating Company. Prior to the IPO, the Operating Company did not have any direct interest in the Contributed Bridge GPs. Subsequent to the Transactions, the Operating Company consolidates the Contributed Bridge GPs. These condensed consolidated financial statements include 100% of the results of operations and performance of the Contributed Bridge GPs for the periods presented, including prior to the IPO, on the basis of common control prior to the Transactions. The net income that is not attributable to the Operating Company is reflected in net income attributable to non-controlling interests in the subsidiaries in the condensed consolidated statements of operations and comprehensive income.
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
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of March 31, 2023 and December 31, 2022, there was $0.5 million that was declared that had not yet been distributed to Original Equity Owners.
Changes in Shareholders’ Equity and Non-Controlling Interests
Collapse of 2020 Profits Interests Awards
On January 1, 2023, the Company’s 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on distributable earnings attributable to the Operating Company, distributable earnings of the applicable subsidiary where such profits interests were held, and the market price of our Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2023; however, there was a corresponding increase in the number of outstanding Class A Units and shares of our Class A common stock. The collapse of the 2020 profits interests awards was partially accounted for as a modification and partially accounted for as cancellations. For the 2020 profits interests awards that were cancelled, the

Company accelerated the recognition of the unamortized share-based compensation expense amounting to $0.3 million for the three months ended March 31, 2023.
Collapse of 2019 Profits Interests Awards
On January 1, 2022, the Company’s 2019 profits interests awards were collapsed into 790,424 shares of our Class A common stock and 13,255,888 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on distributable earnings attributable to the Operating Company, distributable earnings of the applicable subsidiary where such profits interests were held, and the market price of our Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2022; however, there was a corresponding increase in the number of outstanding Class A Units and shares of our Class A common stock. The collapse of the 2019 profits interests awards was partially accounted for as a modification and partially accounted for as cancellations. For the 2019 profits interests awards that were cancelled, the Company accelerated the recognition of the unamortized share-based compensation expense amounting to $0.6 million for the three months ended March 31, 2022.
Issuance of Class A Units for GBC Acquisition
In January 2022, the Company acquired a 60% interest in GBC’s asset and property management business for consideration of $30 million, with 50% paid in cash and 50% paid through the issuance of 694,412 Class A Units of the Operating Company valued at $14.9 million, which was based on an average of the closing stock price of our Class A common stock prior to the closing of the GBC Acquisition.
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
During the three months ended March 31, 2023, 50,000 Class A Units were redeemed, with the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of March 31, 2023, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 237,837,544 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of March 31, 2023, 32,686,835 shares of our Class A common stock (including Restricted Stock) were outstanding, 85,301,127 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.

The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the three months ended March 31, 2023:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2022	24,484,585	5,003,936	85,301,127
Class A common stock issued - 2020 Profits Interests conversion	8,671	793,256	—
Class A common stock issued - unitholder conversions	50,000	—	—
Class A restricted common stock issued	—	2,384,867	—
Class A restricted common stock forfeited	—	(38,480)	—
Class A restricted common stock vested	562,321	(562,321)	—
Balance as of March 31, 2023	25,105,577	7,581,258	85,301,127
Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the condensed consolidated statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the three months ended March 31, 2023 and 2022, the Company declared and paid the following dividends on our Class A common stock (dollars in thousands, except per share amounts):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 10, 2023	March 24, 2023	$0.17	$5,541
March 11, 2022	March 25, 2022	$0.21	$5,917
Bridge Investment Group Holdings LLC
Prior to the IPO, the Operating Company had three classes of membership interests: (i) Class A; (ii) Class B-1; and (iii) Class B-2. Class A and Class B-1 represented the voting equity holders and Class B-2 represented profits interests awarded to employees of the Operating Company. Class B-1 and B-2 interests were issued as “profits interests,” pursuant to agreements entered into with certain employees during 2021, 2020 and 2019. At the time of issuance, the Class B-1 and B-2 interests had a capital account interest of zero. The holders of Class B-1 and B-2 interests were entitled to distributions in excess of the defined threshold per the respective award. The holders of Class B-2 interests did not have voting rights. As part of the Transactions, the Class B-1 and Class B-2 interests were exchanged for Class A Units in the Operating Company. As part of the Transactions, 97,463,981 new Class B Units were issued.
Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three months ended March 31, 2023 $1.4 million was distributed to non-controlling interests in the Operating Company and $24.0 million was distributed to non-controlling interest in the Company. During the three months ended March 31, 2022, $17.5 million was distributed to the Operating Company’s members and $28.6 million was distributed to non-controlling interests in the Operating Company.
The Operating Company’s members’ capital interests are transferable; however, transfers are subject to obtaining the prior written consent of the Company, with certain exceptions for transfers to affiliated parties. Members’ liability is limited to the capital account balance. Distributions are reflected in the condensed consolidated statements of changes in shareholders equity when declared by the board of directors and consist of distributions to members and non-controlling interest holders.

As of March 31, 2023, the Company is the sole managing member of the Operating Company, and owns 32,686,835 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which represents 25% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.
The following table presents a reconciliation of the Operating Company’s Class A Units and Class B Units for the three months ended March 31, 2023:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2022	124,445,671	97,463,981
Issuance of Class A Units	2,827,880	—
Balance as of March 31, 2023	127,273,551	97,463,981
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
The following table summarizes the Company’s leases as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Right-of-use assets, included in Other assets	$12,702	$15,260
Lease Liabilities, included in Other liabilities	$15,415	$17,490

Weighted-average remaining lease term (in years)	4.0	4.2
Weighted-average discount rate	4.03%	4.24%
The components of lease expense included in general and administrative in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$1,009	$1,065
Variable lease costs	64	32
Total lease costs, included in general and administrative expenses	$1,073	$1,097

Cash paid for amounts included in the measurement of operating lease liabilities	$1,316	$1,167
Of the total lease costs for the three months ended March 31, 2023 and 2022, $0 and $0.2 million, respectively, was related to short-term leases with a term of less than one year. Total rent expense for all of the Company’s office leases for the three months ended March 31, 2023 and 2022 was $1.1 million and $1.0 million, respectively, (net of lease incentive amortization of $0.1 million and $0.1 million, respectively).

As of March 31, 2023, the maturities of operating lease liabilities were as follows (in thousands):

2023 (excluding the three months ended March 31, 2023)	$5,557
2024	3,973
2025	2,994
2026	2,627
2027	2,376
Thereafter	70
Total lease liabilities	17,597
Less: Imputed interest	(2,182)
Total operating lease liabilities	$15,415
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
As of March 31, 2023 and December 31, 2022, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $178.0 million and $177.7 million, respectively, of which $141.4 million and $141.4 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of March 31, 2023, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of March 31, 2023, the Company has guaranteed a $6.8 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of March 31, 2023, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.
Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of March 31, 2023. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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

The Operating Company may provide guaranties to a lending institution for certain loans held by employees for investment in Bridge funds not to exceed $8.0 million. There were no outstanding loans guaranteed by the Operating Company as of March 31, 2023.
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $174.3 million and $77.1 million as of March 31, 2023 and December 31, 2022, respectively, which is included in other investments on the condensed consolidated balance sheets for the periods then
The assets of the Operating Company’s consolidated VIEs totaled $1,305.9 million and $1,099.5 million as of March 31, 2023 and December 31, 2022 respectively, while the liabilities of the consolidated VIEs totaled $677.9 million and $455.6 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.
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
Receivables from affiliates were comprised of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Fees receivable from non-consolidated funds	$34,493	$31,712
Payments made on behalf of and amounts due from non-consolidated entities	26,695	22,092
Total receivables from affiliates	$61,188	$53,804
Notes Receivables from Affiliates
As of March 31, 2023 and December 31, 2022, the Company had total notes receivables from affiliates of $59.4 million and $67.2 million, respectively. Refer to Note 6, “Notes Receivables from Affiliates” for additional information.
Due to Affiliates
As of March 31, 2023 and December 31, 2022, the Company had accrued $52.0 million due to affiliates in connection with the TRA, which was included in due to affiliates on the condensed consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 15, “Income Taxes” for additional information.
20.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of our Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of our Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (including membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2023, the number of shares available under the 2021 Incentive Award Plan increased to 11,412,508. As of March 31, 2023, 4,346,353 shares remained available for future grants. Restricted Stock and RSUs are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.
The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the condensed consolidated statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. During the three months ended March 31, 2023 and 2022, the Company reversed approximately $0.2 million and $0.1 million, respectively, of share-based compensation related to Restricted Stock and RSU forfeitures.
Restricted Stock is Class A common stock with certain restrictions that relate to trading and carry the possibility of forfeiture. Holders of Restricted Stock have full voting rights and receive dividends during the vesting period. RSUs represent rights to one share of common stock for each unit. Holders of RSUs receive dividend equivalents during the vesting period but do not have voting rights.

During the three months ended March 31, 2023, 31,000 RSUs were issued at a weighted-average fair value per share of $12.05.
The following table summarizes Restricted Stock activity for the three months ended March 31, 2023:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2022	5,013,796	$20.54
Issued	3,178,123	12.05
Vested	(562,321)	17.73
Forfeited	(48,340)	17.31
Balance as of March 31, 2023	7,581,258	$17.21
The total value at grant date of Restricted Stock and RSUs granted during the three months ended March 31, 2023 and year ended December 31, 2022, was $38.3 million and $0.4 million, respectively. As of March 31, 2023, 7,581,258 shares of Restricted Stock and 97,637 RSUs were expected to vest with an aggregate intrinsic value of $85.9 million and $1.1 million, respectively.
As of March 31, 2023, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $82.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Profits Interests
The Operating Company issued profits interests in the Operating Company and certain Fund Managers in 2019, 2020, and 2021 to certain members of management to participate in the growth of the Operating Company and the respective Fund Managers. A holding company was formed for each of the Fund Managers to hold these profits interests. The holding company’s ownership equates from 5% to 40% of the related Fund Managers above a certain income and valuation threshold. The Operating Company issued two types of profits interests: (i) award shares and (ii) anti-dilutive shares. The fair value of these awards was determined using a Monte Carlo Valuation model. Each of the awards has an earnings threshold for distributions and equity appreciation. The grant date fair value of the profits interests awards are expensed over the vesting period. The award shares are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. The Operating Company also issued anti-dilutive awards to active partners. Since the anti-dilutive awards were fully vested, the Company recorded 100% of the fair value as share-based compensation in the year the anti-dilutive shares were granted. The 2019 and 2020 profits interests awards have been collapsed into shares of our Class A common stock and Class A Units, as further described in Note 16, “Shareholders’ Equity.”
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
If the recipient of profits interests awards ceases to be employed by the Company after the awards vest, the Company has the option to repurchase such profits interests at fair value. If the recipient ceases to be employed by the Company prior to vesting, the recipient’s awards are forfeited.
At March 31, 2023, the aggregate unrecognized compensation cost for all unvested profits interests awards was $6.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2023	2022
Profits interests award shares	$1,988	$1,616
Restricted Stock and RSUs	7,372	5,650
Total share-based compensation	$9,360	$7,266
As of March 31, 2023, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of March 31, 2023
	Total	Restricted Stock and RSUs	Profits interests awards
Remainder of 2023	$26,809	$22,909	$3,900
2024	30,938	28,848	2,090
2025	19,991	19,555	436
2026	9,302	9,286	16
2027	1,993	1,993	—
2028	5	5	—
Total	$89,038	$82,596	$6,442
21.    (LOSS) EARNINGS PER SHARE
The following table presents our (loss) earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income attributable to Bridge Investment Group Holdings Inc.	$2,034	$9,780
Less:
Income allocated to Restricted Stock and RSUs	—	(695)
Distributions on Restricted Stock and RSUs	(1,306)	(1,071)
Net income available to Class A common shareholders - basic	$728	$8,014
Incremental net loss from assumed exchange of Class A units	(17,279)	—
Net (loss) income available to Class A Common Stockholders, diluted	(16,551)	8,014

Denominator:
Weighted-average shares of Class A common stock outstanding - basic	25,068,319	23,138,030
Incremental shares from assumed exchange of Class A units	98,813,181	—
Weighted-average shares of Class A common stock outstanding - diluted	123,881,500	23,138,030

Earnings per share of Class A common stock - basic	$0.03	$0.35
(Loss) earnings per share of Class A common stock - diluted	$(0.13)	$0.35
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
Diluted earnings per share of our Class A common stock is computed by dividing earnings available to Bridge Investment Group Holdings Inc., giving consideration to the reallocation of net income (loss) between holders of our Class A common stock and non-controlling interests, by the weighted-average number of shares of our Class A common stock outstanding adjusted to give effect to potentially dilutive securities, if any.
Shares of our Class B common stock do not share in the earnings or losses attributable to the Company and therefore are not participating securities. As a result, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.
22.    SUBSEQUENT EVENTS
Other than as disclosed elsewhere in these notes to condensed consolidated financial statements, no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the accompanying footnotes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this quarterly report on Form 10-Q, including the condensed consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our annual audited financial statements in our annual report on Form 10-K, filed with the SEC on February 27, 2023. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements. In addition, amounts and percentages in the tables below may reflect rounding adjustments and consequently totals may not appear to sum.
Overview
We are a leading, alternative investment manager, diversified across specialized asset classes, with approximately $48.8 billion of AUM as of March 31, 2023, including the acquisition of Newbury Partners, which closed on March 31, 2023. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including Multifamily, Workforce and Affordable Housing, Seniors Housing, Single-Family Rental, Development, Net Lease Income, Logistics, Debt Strategies, Agency MBS, Office, Property Technology, Renewable Energy and Secondaries. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and secondaries investments that we believe are the most attractive.
Business Segment
We operate as one business, a fully integrated alternative investment manager. The Company’s chief operating decision maker, which is the executive chairman, utilizes a consolidated approach to assess financial performance and allocate resources. As such, the Company operates as one business segment.
Recent Events
On February 13, 2023, affiliates of Bridge entered into a definitive agreement to purchase substantially all of the assets of Newbury Partners LLC (“Newbury”), a Delaware limited liability company, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Operating Company, Newbury Partners-Bridge LLC, a Delaware limited liability company (an indirect wholly owned subsidiary of the Operating Company, the “Buyer”), Newbury, Richard Lichter and RLP Navigator LLC, a Delaware limited liability company (collectively, the “Newbury Holders”). Bridge acquired substantially all of Newbury’s assets and assumed certain of Newbury’s liabilities for total consideration of $320.1 million paid in cash, subject to certain purchase price adjustments as set forth in the Asset Purchase Agreement (the “Newbury Acquisition”). The transaction closed on March 31, 2023. See Note 8, “Business Combination and Goodwill,” to our condensed consolidated financial statements in this quarterly report on Form 10-Q for more information.
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

Business Environment
Global markets are experiencing significant volatility driven by increasing concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Global markets shifted dramatically in 2022, experiencing significant volatility driven by increasing concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty, which continued into early 2023. Inflation persisted at multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that created, and are likely to continue to create, headwinds to economic growth. It is possible that our future results may be adversely affected by resulting slowdowns in fundraising activity, the pace of capital deployment and the expansion of our tenant base and our ability to collect rental income when due. See “Risk Factors—Risks Related to Our Business—Difficult economic, market and political conditions may adversely affect our businesses, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” in our annual report on Form 10-K.
Key Financial Measures
We manage our business using financial measures and key operating metrics that we believe reflect the productivity of our core investment activities. We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additional information regarding our significant accounting policies can be found in Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements, included in this quarterly report on Form 10-Q. Our key financial and operating measures are discussed below.
Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of March 31, 2023, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.77% and the high average for a single fund is 2.00% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.
Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of March 31, 2023, we managed approximately 100% of the multifamily properties, 94% of the workforce and affordable housing properties, 81% of the office properties, and 40% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.5% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the condensed consolidated statements of operations.

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
Transaction Fees. We earn transaction fees associated with the due diligence related to the acquisition of assets and origination of debt financing for assets. The fee is recognized upon the acquisition of the asset or origination of the mortgage or other debt. The fee range for acquisition fees is generally 0.5% to 1.0% of the gross acquisition cost of the investment or, in the case of development projects, the total development budget, and the fee range for debt origination is generally 0.3% to 1.0%.
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
Other Asset Management and Property Income. Other asset management and property income includes, among other things, interest on catch-up management fees, fees related to in-house legal and tax professional services, which are generally billed on an hourly rate to various Bridge funds and properties, and other miscellaneous fees.
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of March 31, 2023, we had approximately $17.8 billion of carry-eligible fee-earning AUM across approximately 44 funds and other vehicles, of which 18 were in accrued carried interest positions.
Incentive fees are generally calculated as a percentage of the profits earned with respect to certain accounts for which we are the investment manager, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in our contracts with investors in our funds. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax basis portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and are included in accrued performance allocations compensation in the condensed consolidated balance sheets.
Performance allocations include the allocation of performance-based fees to us from limited partners in the funds in which we hold an equity interest. We are entitled to a performance allocation (typically 15% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 6% to 8%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, performance allocations are not deemed to be within the scope of Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. We record the amount of carried interest allocated to us as of each period end as accrued performance allocations in the condensed consolidated balance sheets. Performance allocations are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Performance allocations are subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life.
Earnings (Losses) from Investments in Real Estate. The Company’s share of the investee’s income and expenses for the Company’s equity method investments (exclusive of carried interest) is included in investment income as earnings (losses) from investments in real estate.
Expenses
Employee Compensation and Benefits. Compensation includes salaries, bonuses (including discretionary awards), related benefits, share-based compensation, compensatory awards, and the cost of processing payroll. Bonuses are accrued over the employment period to which they relate.
Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees also are eligible to receive Class A restricted common stock (“Restricted Stock”), Restricted Stock Units (“RSUs”), and profits interests awards. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the Restricted Stock and RSUs awards are based upon our stock price on the grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of modification. We recognize compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 20, “Share-Based Compensation and Profits Interests,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information about equity awards.
Performance Allocations Compensation. Performance fee-related compensation deemed to be compensatory awards represents the portion of performance allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the funds. Up to 60% of performance allocation revenue is awarded to employees as part of our long-term incentive compensation plan, fostering alignment of interest with our fund investors and investors, and retaining key investment professionals. Performance allocations related compensation is accounted for as compensation expense in conjunction with the related performance allocation revenue and, until paid, is recorded as a component of accrued performance allocations compensation in the condensed consolidated balance sheets. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of performance allocation revenue from realized investment activity. Performance allocations related compensation expense may be subject to reversal to the extent that the related performance allocation revenue is reversed. Performance allocations related compensation paid to employees may be subject to clawback on an after-tax basis under certain scenarios. Incentive fee-related compensation is accrued as compensation expense when it is probable and estimable that payment will be made.
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

General and Administrative Expenses. General and administrative expenses include costs primarily related to professional services, occupancy, travel, communication and information services, transaction costs, and other general operating items.
Depreciation and Amortization. Deprecation or amortization of tenant improvements, furniture and equipment and intangible assets is expensed on a straight-line basis over the useful life of the asset.
Other Income (Expense)
Realized and Unrealized Gains (Losses). Realized and unrealized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized gains (losses) result from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized gains (losses) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as net realized and unrealized gains (losses) in the condensed consolidated statements of operations. Finally, realized and unrealized gain (loss) associated with the financial instruments that we elect the fair value option is also included in net realized and unrealized gains (losses).
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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 5.03%, respectively. The Credit Facility (as defined herein), executed in June 2022, incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“SOFR”) and an unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. As of March 31, 2023, the weighted-average interest rate on the Credit Facility was 6.56%.
Income Tax Provision. Income tax expense consists of taxes paid or payable by us and our operating subsidiaries. We are taxed as a corporation for U.S. federal and state income tax purposes and, as a result, are subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income generated by the Operating Company that will flow through to its members. The Operating Company has historically been treated as a partnership for U.S. federal and state income tax purposes. As such, income generated by the Operating Company flows through to its members and is generally not subject to U.S. federal or state income tax at the Operating Company level. Our non-U.S. subsidiaries operate as corporate entities in non-U.S. jurisdictions. Accordingly, in some cases, these entities are subject to local or non-U.S. income taxes. In addition, certain subsidiaries are subject to local jurisdiction taxes at the entity level, with the related tax provision reflected in the condensed consolidated statements of operations.
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

For additional discussion of components of our condensed consolidated financial statements, refer to Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
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
The following table presents a rollforward of our AUM for the three months ended March 31, 2023 and 2022 (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
AUM as of beginning of period	$43,292	$36,315
New capital / commitments raised(1)	5,862	1,101
Distributions / return of capital(2)	(186)	(583)
Change in fair value and acquisitions(3)	(163)	2,014
AUM as of end of period	$48,805	$38,847
Increase	5,513	2,532
Increase %	13%	7%
(1)New capital / commitments raised generally represents limited partner capital raised by our funds and other vehicles, including any reinvestments in our open-ended vehicles. New capital / commitments raised for the three months ended March 31, 2023 includes $5.2 billion of AUM attributed to the Newbury Acquisition.
(2)Distributions / return of capital generally represents the proceeds realized from the disposition of assets, current income, or capital returned to investors.
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
Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The following table presents a rollforward of our total fee-earning AUM for the three months ended March 31, 2023 and 2022 (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Fee-earning AUM as of beginning of period	$17,334	$13,363
Increases (capital raised/deployment)(1)	4,970	1,565
Changes in fair market value	(40)	10
Decreases (liquidations/other)(2)	(96)	(281)
Fee-earning AUM as of end of period	$22,168	$14,657
Increase	$4,834	$1,294
Increase %	28%	10%
(1)Increases generally represent limited partner capital raised or deployed by our funds and other vehicles that is fee-earning when raised or deployed, respectively, including any reinvestments in our open-ended vehicles. Increases for the three months ended March 31, 2023 includes $4.3 billion of fee-earning AUM attributed to the Newbury Acquisition.
(2)Decreases generally represent liquidations of investments held by our funds or other vehicles or other changes in fee basis, including the change from committed capital to invested capital after the expiration or termination of the investment period.
Capital raising activities and deployment coupled with the launch of new funds led comparative fee-earning AUM, excluding contributions from the Newbury Acquisition, to increase $3.3 billion, or 22%, from March 31, 2022 to March 31, 2023.

The following table summarizes the balances of fee-earning AUM by fund as of March 31, 2023 and 2022 and December 31, 2022 (in millions):

	As of March 31,		As of December 31,
	2023	2022	2022
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,773	$1,627	$2,381
Bridge Multifamily Fund V	2,233	1,378	2,143
Newbury Equity Partners Fund V	1,951	—	—
Bridge Workforce Fund II	1,719	1,126	1,719
Bridge Opportunity Zone Fund IV	1,476	1,490	1,476
Newbury Equity Partners Fund IV	1,408	—	—
Bridge Multifamily Fund IV	1,347	1,342	1,347
Bridge Opportunity Zone Fund III	1,019	1,019	1,019
Bridge Debt Strategies Fund III	969	1,137	1,028
Newbury Equity Partners Fund III	896	—	—
Bridge Seniors Housing Fund II	782	801	793
Bridge Seniors Housing Fund I	615	626	615
Bridge Workforce Fund I	556	556	556
Bridge Opportunity Zone Fund V	551	20	504
Bridge Opportunity Zone Fund I	482	482	482
Bridge Office Fund I	445	499	478
Bridge Opportunity Zone Fund II	408	408	408
Bridge Debt Strategies Fund II	280	280	280
Bridge Logistics U.S. Venture I	278	120	256
Bridge Debt Strategies IV JV Partners	262	160	142
Bridge Agency MBS Fund	239	194	245
Bridge Single-Family Rental Fund IV	231	222	229
Bridge Debt Strategies III JV Partners	216	285	223
Bridge Net Lease Industrial Income Fund	190	58	179
Bridge Multifamily Fund III	188	260	188
Bridge Office Fund II	161	176	161
Bridge Debt Strategies II JV Partners	139	176	145
Bridge Office I JV Partners	132	130	132
Bridge Office III JV Partners	93	—	93
Bridge Seniors Housing Fund III	65	57	66
Morrocroft Neighborhood Fund III[1]	32	—	32
Bridge Office II JV Partners	21	6	6
Bridge Solar Energy Development Fund I	7	—	—
Bridge Multifamily III JV Partners	4	4	4
Bridge Debt Strategies I JV Partners	—	18	4
Total Fee-Earning AUM	$22,168	$14,657	$17,334
Average remaining fund life of closed-end funds, in years	7.4	$8.0	7.7
(1)     Morrocroft Neighborhood Fund III, LP is a single-family rental fund managed by Bridge Single-Family Rental Fund Manager LLC, which is a subsidiary of the Company.

Undeployed Capital
As of March 31, 2023, we had $4.4 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $3.2 billion is currently fee-earning based on commitments and $1.1 billion will be fee-earning if and when it is deployed.

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

	Investment Performance Summary as of March 31, 2023
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)

Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2012)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Mar 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	562	892	1,785	337	2.36x	2,122	2.38x	20.1%	19.4%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,528	1,440	376	2,556	2.02x	2,932	2.04x	22.6%	21.9%
Bridge Multifamily V (Jul 2021, to present)	2,257	988	930	22	703	0.78x	725	0.78x	(34.4)%	(29.0)%
Total Multifamily Funds(12)	$5,479	$3,078	$4,017	$3,727	$3,596	1.59x	$7,323	1.82x	19.1%	18.6%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$663	$586	$129	$1,068	2.04x	$1,197	2.04x	19.1%	19.1%
Bridge Workforce Housing II (Aug 2020, to present)	1,741	977	945	80	939	1.08x	1,019	1.08x	(1.2)%	(0.5)%
Total Workforce & Affordable Housing Funds(12)	$2,360	$1,640	$1,531	$209	$2,007	1.45x	$2,216	1.45x	13.5%	13.1%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$685	$621	$189	$362	0.91x	$551	0.89x	(7.2)%	(7.0)%
Bridge Office II (Dec 2019, Dec 2022)	208	211	207	40	260	1.45x	300	1.45x	12.8%	11.8%
Total Office Funds(12)	$781	$896	$828	$229	$622	1.06x	$851	1.03x	(3.7)%	(3.3)%

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$830	$726	$409	$404	0.94x	$813	1.12x	(0.4)%	(0.3)%
Bridge Seniors II (Mar 2017, Mar 2020)	820	849	736	242	720	1.28x	962	1.31x	4.4%	4.5%
Bridge Seniors III (Nov 2020, to present)	48	33	24	2	30	1.31x	32	1.31x	3.7%	3.7%
Total Seniors Housing Funds(12)	$1,446	$1,712	$1,486	$653	$1,154	1.14x	$1,807	1.22x	1.8%	1.9%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	N/A	$264	1.21x	5.8%	5.8%
Bridge Debt II (July 2016, July 2019)	1,002	246	2,642	2,839	271	1.35x	3,110	1.18x	8.8%	8.7%
Bridge Debt III (May 2018, May 2021)	1,624	976	5,620	5,264	967	1.30x	6,231	1.11x	9.0%	8.9%
Bridge Debt IV (Nov 2020, to present)	2,888	2,839	7,683	5,272	2,672	1.07x	7,944	1.03x	7.0%	6.2%
Total Debt Strategies Funds(12)	$5,646	$4,061	$16,164	$13,639	$3,910	1.16x	$17,549	1.09x	8.4%	8.1%

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
(1)Closed-End Funds does not include performance for (i) Opportunity Zone funds as such funds are invested in active development projects and have minimal stabilized assets, (ii) funds that are currently raising capital, including our open-ended funds, (iii) funds related to the acquisition of the investment management business of Gorelick Brothers Capital, LLC that closed on January 31, 2022 where Bridge is not acting as the general partner, or (iv) funds related to the acquisition of the investment management business of Newbury Partners, LLC that closed on March 31, 2023. Each fund identified contemplates all associated parallel and feeder limited partnerships in which investors subscribe and accordingly share common management. All intercompany accounts and transactions have been eliminated in the combined presentation. Values and performance are the combined investor returns gross of any applicable legal entity taxes.
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
(9)Total Investment MOIC represents the MOIC for Total Investment Fair Value divided by Cumulative Investment Invested Capital.
(10)Investor Levered Net IRR is an annualized realized and unrealized internal rate of return to fee-paying fund investors, computed from inception based on the effective dates of cash inflows (capital contributions) and cash outflows (distributions) and the remaining fair value, net of the investors actual management fees, fund level expenses, and carried interest. Net return information reflects aggregated fund-level returns for fee-paying investors using actual management fees paid by the fund. The actual management fee rates from individual investors will be higher and lower than the actual aggregate fund level rate. This return may differ from actual investor level returns due to timing, variance in fees paid by investors, and other investor-specific investment costs such as taxes. Because IRRs are time-weighted calculations, for newer funds with short measurement periods, IRRs may be amplified by fund leverage and early fund expenses and may not be meaningful. For IRRs calculated with an initial date less than one year from the reporting date, the IRR presented is de-annualized, representing such period's return.
(11)Investor Unlevered Net IRR is an annualized realized and unrealized internal rate of return to fee-paying fund investors, computed from inception based on the effective dates of cash inflows (capital contributions and drawdowns on fund lines of credit) and cash outflows (distributions and repayments on fund lines of credit) and the remaining fair value (after removing outstanding balances on fund lines of credit), net of the investors actual management fees, fund level expenses, and carried interest. Net return information reflects aggregated fund-level returns for fee-paying investors using actual management fees paid by the fund. The actual management fee rates from individual investors will be higher and lower than the actual aggregate fund level rate. Because IRRs are time-weighted calculations, for newer funds with short measurement periods, this IRR may be amplified by early fund expenses and may not be meaningful. For IRRs calculated with an initial date less than one year from the reporting date, the IRR presented is de-annualized, representing such period's return.
(12)Any composite returns presented herein do not represent actual returns received by any one investor and are for illustrative purposes only. Composite performance is based on actual cash flows of the funds within a strategy over the applicable timeframes and are prepared using certain assumptions. Each fund has varied investment periods and investments were made during different market environments; past performance of prior funds within a strategy is not a guarantee of future results. Fund investors generally pay fees based on a defined percentage of total commitments during the investment period and invested capital thereafter, but some fund investors may pay fees based on invested capital for the life of the fund according to the applicable governing documents.

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

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenues

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2023	2022
Revenues:
Fund management fees	$53,849	$52,700	$1,149	2%
Property management and leasing fees	19,899	18,279	1,620	9%
Construction management fees	3,285	1,887	1,398	74%
Development fees	335	1,259	(924)	(73%)
Transaction fees	2,377	21,998	(19,621)	(89%)
Fund administration fees	4,177	3,640	537	15%
Insurance premiums	4,729	2,416	2,313	96%
Other asset management and property income	2,797	1,955	842	43%
Total revenues	$91,448	$104,134	$(12,686)	(12%)
Fund Management Fees. Our fee-earning AUM increased $3.3 billion, or 22%, exclusive of the Newbury Acquisition, from March 31, 2022 to March 31, 2023. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.38% as of March 31, 2023 and 1.57% as of March 31, 2022.
Fund management fees increased $1.1 million, or 2%, primarily attributed to the timing of capital raising efforts for our Bridge Opportunity Zone Fund V, which launched in March 2022, and the final closings for our Bridge Multifamily Fund V in January 2023 and Bridge Debt Strategies Fund IV and Bridge Workforce and Affordable Housing Fund II in the second half of 2022. These four funds contributed an additional $2.2 million of fund management fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. These increases were partially offset by the timing of placement agent fees and reductions in fee-earning AUM attributed to fund-level assets realized during 2022.

Included in fund management fees are one-time catch up fees of $2.7 million for the three months ended March 31, 2023, which were primarily related to Bridge Multifamily Fund V and Bridge Opportunity Zone Fund V, compared to one-time catch up fees of $8.4 million for the three months ended March 31, 2022, which were primarily attributed to the timing of capital raising efforts for Bridge Multifamily Fund V, Bridge Workforce and Affordable Housing Fund II and Bridge Debt Strategies Fund IV. The following chart presents the composition of our fund management fees for the three months ended March 31, 2023 and 2022 (dollar amounts in millions)(1):
(1)Fund management fees for the three months ended March 31, 2022 excludes fees for those funds launched subsequent to such date.
Property Management and Leasing Fees. Property management and leasing fees increased by $1.6 million, or 9%, primarily due to a 10% increase in the number of multifamily, workforce and affordable housing, seniors housing, and single-family rental properties under management, which was partially offset by a reduction in leasing commissions.
Construction Management Fees. Construction management fees increased by $1.4 million, or 74%, primarily due to multifamily and commercial properties under management.
Development Fees. Development fees decreased $0.9 million, or 73%, primarily due to seasonality and timing of projects.
Transaction Fees. Transaction fees decreased by $19.6 million, or 89%, primarily driven by a $16.4 million decrease in due diligence fees attributed to a slowdown in the deployment of capital during the three months ended March 31, 2023. The remaining $3.2 million decrease was related to a reduction of debt origination fees, which was largely due to origination fees for mortgages related to deployment during the first quarter of 2022.
Fund Administration Fees. Fund administration fees increased $0.5 million, or 15%, during the three months ended March 31, 2023 largely due to the increase in fee-earning AUM.
Insurance Premiums. Insurance premiums increased by $2.3 million, or 96%, largely due to the increase in AUM.
Other Asset Management and Property Income. Other asset management and property income increased by $0.8 million, or 43%, primarily due to an increase in other income driven by the growth in AUM.

Investment income

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2023	2022
Investment (loss) income:
Performance allocations:
Realized	3,162	8,937	(5,775)	(65)%
Unrealized	(107,025)	65,862	(172,887)	(262)%
Earnings from investments in real estate	—	40	(40)	(100)%
Total investment (loss) income	$(103,863)	$74,839	$(178,702)	(239)%
Performance allocations. Net performance allocations decreased by $178.7 million, or 239%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$(27,327)	$—	$39,082
BWH I GP	—	(22,152)	—	8,812
BWH II GP	—	(13,774)	—	2,698
BSFR IV GP	—	(3,610)	—	—
BOF II GP	—	(1,428)	—	3,620
BNLI GP	—	85	—	—
BLV I GP	—	(1,611)	—	—
BSH III GP	—	21	—	—
BOF I GP	—	—	—	(65)
BAMBS GP	—	1,490	—	(558)
BDS II GP	—	(6,961)	1,664	1,721
BDS IV GP	2,889	(2,889)	—	4,852
BDS III GP	—	(16,389)	5,564	(3,601)
BMF III GP	273	(12,480)	1,709	9,301
Total	$3,162	$(107,025)	$8,937	$65,862
The realized performance income and unrealized performance income (loss) allocation is recorded one quarter in arrears, and as such the performance allocation income (loss) for the three months ended March 31, 2023 and 2022 reflects asset valuations as of December 31, 2022 and 2021, respectively. For the three months ended March 31, 2023, the decrease in unrealized performance allocations was largely due to market depreciation within our credit funds and from properties within our multifamily and workforce and affordable housing funds, and includes the reversal of realized performance allocation income during the first quarters of both 2023 and 2022. For the three months ended March 31, 2023 and 2022, the realized performance allocations were primarily related to dispositions in our Bridge Debt Strategies Funds II, III and IV and Bridge Multifamily Fund III.
Fair value of the accrued performance allocations is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis. As a result, any changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts.

Expenses

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2023	2022
Expenses:
Employee compensation and benefits	$51,178	$47,480	$3,698	8%
Performance allocations compensation:
Realized gains	1,732	560	1,172	209%
Unrealized gains	(14,670)	9,238	(23,908)	(259)%
Loss and loss adjustment expenses	2,320	1,751	569	32%
Third-party operating expenses	6,110	6,768	(658)	(10)%
General and administrative expenses	13,893	9,508	4,385	46%
Depreciation and amortization	1,093	633	460	73%
Total expenses	$61,656	$75,938	$(14,282)	(19)%
Employee Compensation and Benefits. Employee compensation and benefits increased by $3.7 million, or 8%, largely due to a net increase of $1.6 million in salaries and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, which was largely offset by a reduction in bonus expense. An additional increase of $2.1 million was attributed to Restricted Stock and RSU awards granted in January 2023 and the additional expense related to the 2022 profits interests awards that were granted in the third quarter of 2022.
Performance Allocation Compensation. Performance allocation compensation decreased by $22.7 million, or 232%, primarily due to a $23.9 million decrease in unrealized performance allocation compensation, which is directly correlated to our performance allocation loss during the three months ended March 31, 2023 compared to performance allocation income during the three months ended March 31, 2022. This decrease was partially offset by an increase of $1.2 million related to realized performance allocation awards.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $0.6 million, or 32%, primarily due to tenant, workers compensation, and general liability losses incurred or paid during the three months ended March 31, 2023 compared to 2022.
Third-party Operating Expenses. Third-party operating expenses decreased by $0.7 million, or 10%, primarily due to a decrease in property management fees related to seniors housing properties.
General and Administrative Expenses. General and administrative expenses increased by $4.4 million, or 46%, primarily due to $3.5 million of transaction costs incurred related to the Newbury Acquisition and $0.6 million related to lease termination costs for one our corporate offices.
Other income (expense)

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2023	2022
Other income (expense)
Realized and unrealized gains (losses), net	$1,487	$427	$1,060	248%
Interest income	3,454	1,209	2,245	186%
Other income (expense), net	—	—	—	N/A
Interest expense	(4,145)	(1,621)	(2,524)	156%
Total other income	$796	$15	$781	5207%
Realized and Unrealized Gains (Losses), Net. Net realized and unrealized gains (losses) increased $1.1 million, or 248%, for the three months ended March 31, 2023, primarily due to unrealized appreciation recognized on certain other investments during the first quarter of 2023.

Interest Income. Interest income increased $2.2 million, or 186%, largely due to the timing of short-term borrowings by Bridge-sponsored funds coupled with an increase in the related weighted-average outstanding interest rate between periods. Additional increase attributed to an increase in the weighted-average outstanding cash and cash equivalents between periods.
Interest expense. Interest expense increased $2.5 million, or 156%, primarily due to the $150 million of 2022 Private Placement Notes that funded in July 2022, which have a weighted-average interest rate of 5.05% and draws on the Credit Facility during the first quarter of 2023.
Net Income (Loss) Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC is comprised of non-controlling interests related to the Operating Company’s subsidiaries and to our profits interests programs. The following table summarizes the allocation of net income to the non-controlling interests in the Operating Company (in thousands):

	Three Months Ended March 31,
	2023	2022
Non-controlling interests related to General Partners - realized	$619	$6,094
Non-controlling interests related to General Partners - unrealized	(54,578)	30,769
Non-controlling interests related to Fund Managers	(2,290)	(378)
Non-controlling interests related to 2020 profits interests awards	—	228
Total	$(56,249)	$36,713
Net Income (Loss) Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $13.2 million and net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $51.0 million during the three months ended March 31, 2023 and 2022, respectively.
On January 1, 2023, the Company’s 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units. We expect that the 2021 profits interests awards will be collapsed into Class A Units in the Operating Company (or shares of our Class A common stock) on or about July 1, 2023. The profits interests will be collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined subsequently) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This will result in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there will also be a corresponding increase in the number of outstanding Class A Units at the Operating Company or shares of our Class A common stock.
Non-GAAP Financial Measures
We use non-GAAP financial measures, such as Distributable Earnings, Fee Related Earnings, Fee Related Revenues and Fee Related Expenses, to supplement financial information presented in accordance with GAAP. We believe that excluding certain items from our GAAP results allows management to better understand our condensed consolidated financial performance from period to period and better project our future condensed consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Fee Related Revenues and Fee Related Expenses are presented separately in our calculation of non-GAAP measures in order to better illustrate the profitability of our Fee Related Earnings. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons.
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
Fee Related Revenues. Fee Related Revenues is a component of Fee Related Earnings. Fee Related Revenues includes fund management fees, transaction fees net of any third-party operating expenses, net earnings from Bridge property operators, development fees, and other asset management and property income. Net earnings from Bridge property operators is calculated as a summation of property management, leasing fees and construction management fees less third-party operating expenses and property operating expenses. Property operating expenses is calculated as a summation of employee compensation and benefits, general and administrative expenses and interest expense at our property operators. We believe our vertical integration enhances returns to our shareholders and fund investors, and we view the net earnings from Bridge property operators as part of our fee related revenue as these services are provided to essentially all of the real estate properties in our equity funds. Net earnings from Bridge property operators is a metric that is included in management’s review of our business. Please refer to the reconciliation below to the comparable line items on the condensed consolidated statements of operations. Fee Related Revenues differs from revenue computed in accordance with GAAP in that it excludes insurance premiums. Additionally, Fee Related Revenues is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds.

Fee Related Expenses. Fee Related Expenses is a component of Fee Related Earnings. Fee Related Expenses differs from expenses computed in accordance with GAAP in that it does not include incentive fee compensation, performance allocations compensation, share-based compensation, loss and loss adjustment expenses associated with our insurance business, depreciation and amortization, or charges (credits) related to corporate actions and non-recurring items, and expenses attributable to non-controlling interests in consolidated entities. Additionally, Fee Related Expenses is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds. Fee Related Expenses are used in management’s review of the business. Please refer to the reconciliation below to the comparable line items on the condensed consolidated statements of operations.
Fee Related Revenues and Fee Related Expenses are presented separately in our calculation of non-GAAP measures in order to better illustrate the profitability of our Fee Related Earnings.
Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(67,431)	$97,505
Income tax (benefit) expense	(5,844)	5,545
(Loss) income before provision for income taxes	(73,275)	103,050
Depreciation and amortization	1,093	633
Less: Unrealized performance allocations	107,025	(65,862)
Plus: Unrealized performance allocations compensation	(14,670)	9,238
Less: Unrealized (gains) losses, net	(1,493)	(479)
Plus: Share-based compensation	9,360	7,264
Plus: Transaction and non-recurring costs(1)	4,118	—
Less: Cash income attributable to non-controlling interests in subsidiaries	1,856	150
Less: Net realized performance allocations attributable to non-controlling interests	(619)	(6,094)
Distributable Earnings attributable to the Operating Company	33,395	47,900
Realized performance allocations and incentive fees	(3,162)	(8,937)
Realized performance allocations and incentive fees compensation	1,732	560
Net realized performance allocations to non-controlling interests	619	6,094
Net insurance (income) loss	(2,409)	(665)
(Earnings) losses from investments in real estate	—	(40)
Net interest (income) expense and realized (gain) loss	697	450
Less: Cash income attributable to non-controlling interests in subsidiaries	(1,856)	(150)
Total Fee Related Earnings	29,016	45,212
Total Fee Related Earnings attributable to non-controlling interests	1,856	150
Total Fee Related Earnings attributable to the Operating Company	$30,872	$45,362
(1)    Transaction costs and non-recurring expenses represent transaction costs related to the Newbury Acquisition and lease termination costs related to one of our corporate offices.

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Fund-level fee revenues
Fund management fees	$53,849	$52,700
Transaction fees	2,377	21,998
Total net fund-level fee revenues	56,226	74,698
Net earnings from Bridge property operators	3,243	2,939
Development fees	335	1,259
Fund administration fees	4,177	3,640
Other asset management and property income	2,797	1,955
Fee Related Revenues	66,778	84,491
Cash-based employee compensation and benefits	(31,623)	(32,539)
Net administrative expenses	(6,139)	(6,740)
Fee Related Expenses	(37,762)	(39,279)
Total Fee Related Earnings	29,016	45,212
Total Fee Related Earnings attributable to non-controlling interests	1,856	150
Total Fee Related Earnings to the Operating Company	30,872	45,362
Realized performance allocations and incentive fees	3,162	8,937
Realized performance allocations and incentive fees compensation	(1,732)	(560)
Net realized performance allocations attributable to non-controlling interests	(619)	(6,094)
Net insurance income (loss)	2,409	665
Earnings (losses) from investments in real estate	—	40
Net interest income (expense) and realized gain (loss)	(697)	(450)
Distributable Earnings attributable to the Operating Company	$33,395	$47,900

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our condensed consolidated statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash-based employee compensation and benefits	$31,623	$32,539
Compensation expense of Bridge property operators	10,195	7,677
Share-based compensation	9,360	7,264
Employee compensation and benefits	$51,178	$47,480

Administrative expenses, net of Bridge property operators	$6,139	$6,740
Administrative expenses of Bridge property operators	3,636	2,768
Transaction and non-recurring costs	4,118	—
General and administrative expenses	$13,893	$9,508

Unrealized gains (losses)	$1,493	$479
Other expenses from Bridge property operators	—	(14)
Net interest income (expense) and realized gain (loss)	(697)	(450)
Total other income	$796	$15
Distributable Earnings and Fee Related Earnings to the Operating Company
Total Fee Related Earnings to the Operating Company decreased by $14.5 million, or 32%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, while Distributable Earnings to the Operating Company decreased by $14.5 million, or 30%, during the same period due to the following:
•Total fee related revenues decreased by $17.7 million, or 21%, principally due to:
◦Transaction fees decreased by $19.6 million, or 89%, due to reduced volume of real estate transactions attributed to the current macroeconomic environment, including increasing interest rates and availability of debt financing.
◦Fund management fees increased by $1.1 million, or 2%, primarily due to timing of capital raising efforts between 2023 and 2022.
•Net earnings from Bridge property operators increased by $0.3 million, or 10%, driven by an increase in number of managed units as of March 31, 2022 compared to March 31, 2023.
•Fee related expenses decreased by $1.5 million, or 4%, principally due to:
◦Cash-based employee compensation and benefits decreased by $0.9 million, or 3%, primarily due to a reduction in bonuses, however this was partially offset by increased headcount driven by the 22% increase in our fee-earning AUM, exclusive of the Newbury Acquisition, and new investment strategies launched in 2022; and
◦Net administrative expenses decreased by $0.6 million, or 9%, primarily due to a reduction in legal fees and insurance, which was offset by a lease termination fee for one of our corporate offices.
•Net of related compensation, realized performance allocations and incentive fees decreased by $6.9 million, or 83%, compared to 2022, due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III.

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
As of March 31, 2023 and December 31, 2022, we had total assets of $1,371.9 million and $1,154.8 million, respectively, which included $77.5 million and $183.6 million of cash and cash equivalents, respectively, and total liabilities of $730.3 million and $508.5 million, respectively. There were no borrowings outstanding under the Credit Facility. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.
Ongoing sources of cash include (a) fund management fees and property management and leasing fees, which are collected monthly or quarterly, (b) transaction fee income, and (c) borrowings under the Credit Facility. In the future, we will also evaluate opportunities, based on market conditions, to access the capital markets. We use cash flow from operations to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and to make distributions to our equity holders.
We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to investors in our funds that are not reflected in our condensed consolidated financial statements. Refer to Note 17, “Commitments and Contingencies” and Note 18, “Variable Interest Entities” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information on commitments and contingencies and variable interest entities, respectively.
The following table presents a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$12,815	$50,389
Net cash (used in) provided by investing activities	(315,996)	75,954
Net cash provided by (used in) financing activities	197,373	(51,932)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(105,808)	$74,411
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
For the three months ended March 31, 2023 — cash provided by operating activities was $12.8 million, primarily consisting of adjustments for non-cash items of $101.6 million offset by a net loss during the period of $67.4 million and cash used for operating assets and liabilities of $21.4 million. Adjustments for non-cash items primarily consisted of a $107.0 million reversal of unrealized performance allocations and $9.4 million of share-based compensation, which was partially offset by a reduction of $14.7 million in unrealized accrued performance allocations compensation.
For the three months ended March 31, 2022 — cash provided by operating activities was $50.4 million, consisting of net income of $97.5 million offset by adjustments for non-cash items of $49.9 million and cash provided by operating assets and liabilities of $2.7 million. Adjustments for non-cash items primarily consisted of $65.9 million unrealized performance allocations, which was offset by $7.3 million of share-based compensation and $9.2 million of unrealized accrued performance allocations compensation.
Investing Activities
Our investing activities primarily consist of lending to affiliate entities and investing activities related to our other investments.
For the three months ended March 31, 2023 — net cash used in investing activities of $316.0 million primarily consisted of $319.4 million in cash paid for the Newbury Acquisition, issuances of notes receivable of $60.2 million, and $5.9 million for purchases of investments. These decreases were offset by $68.0 million in collections of notes receivable related to our lending activities to affiliate entities.
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
Financing Activities
Our financing activities primarily consist of distributions to our members and shareholders as well as borrowings associated with our Private Placement Notes (as defined herein) and Credit Facility, and at times proceeds from issuances of our common stock.
For the three months ended March 31, 2023 — net cash provided by financing activities of $197.4 million was largely due to the $150.0 million in proceeds received from our 2023 Private Placement Notes and net proceeds of $80.0 million drawn on our Credit Facility, both of which were used to fund the Newbury Acquisition. These increases were partially offset by $25.4 million of distributions paid to non-controlling interests, $5.5 million of dividends paid to our Class A common stockholders, and the payment of deferred financing costs related to the amendment to our Credit Facility and the 2023 2022 Private Placement Notes.
For the three months ended March 31, 2022 — net cash used in financing activities of $51.9 million was largely due to $46.1 million of distributions paid to non-controlling interests and $5.9 million of dividends paid to our Class A common stockholders.
Corporate Credit Facilities
On June 3, 2022, the Operating Company entered into a credit agreement with CIBC, Inc. and Zions Bancorporation, N.A. d/b/a Zions First National Bank as Joint Lead Arrangers (the “Credit Facility”).
On January 31, 2023, the Company entered into an amendment to the Credit Facility, pursuant to which (i) the Company exercised its option to increase total commitments under the Credit Facility to $225.0 million, (ii) the variable interest rates under the applicable pricing grid were each increased by 15 basis points and (iii) the quarterly unused commitment fee was increased to 0.25%.
The Credit Facility matures on June 3, 2024, subject to potential extension under certain circumstances.
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.65% to 3.15% over the Term Secured Overnight Financing Rate (“SOFR”) as determined by the Operating Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.90% to 2.40% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit

Agreement, but require paydown at least once annually or if the aggregate commitments exceed certain thresholds for an extended period of time.
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
The weighted-average interest rate in effect for the Credit Facility as of March 31, 2023 was 6.56%. As of March 31, 2023, $80.0 million was outstanding on the Credit Facility.
Private Placement Notes
On July 22, 2020, the Operating Company entered into a note purchase agreement with various lenders, pursuant to which the Operating Company issued private placement notes in two tranches with an aggregate principal amount of $150 million (the “2020 Private Placement Notes”). Net proceeds from the 2020 Private Placement Notes were $147.7 million, net of arrangement fees and other expenses. A portion of the proceeds were used to repay the outstanding balances on a prior credit facility. The 2020 Private Placement Notes have two tranches, a five-year 3.9% fixed rate that matures on July 22, 2025, and a seven-year 4.15% fixed rate that matures on July 22, 2027.
On June 3, 2022, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement with a weighted-average interest rate of 5.1% as of the issuance date. The transaction consisted of $75 million of 5.0% notes with a ten-year term maturing on July 12, 2032, and $75 million of 5.1% notes with a twelve-year term maturing on July 12, 2034 (the “2022 Private Placement Notes”).
On February 13, 2023, the Operating Company entered into a $150 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $120 million of 6.0% notes with a seven-year term maturing on March 29, 2030 and $30 million of 6.1% notes with a ten-year term maturing on March 29, 2033 (the “2023 Private Placement Notes” and together with the 2020 and 2022 Private Placement Notes, the “Private Placement Notes”). The 2023 Private Placement Notes closed simultaneously with the closing of the Newbury Acquisition.
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
Debt Covenants
As of March 31, 2023 and December 31, 2022, the Company was in full compliance with all debt covenants.
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022 and Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2023.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, refer to Note 2, “Significant Accounting Policies” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
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
Interest Rate Risk
As of March 31, 2023, we had cash of $37.5 million deposited in non-interest bearing accounts and $40.0 million deposited in an interest bearing account, with limited to no interest rate risk. In addition, our Credit Facility bears interest based on a margin over SOFR (see the disclosures contained in “—Corporate Credit Facilities”). Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered equity securities sold from January 1, 2023 to March 31, 2023, other than as previously disclosed in our current reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.1
3.2	Amended and Restated Bylaws of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.2
10.1	Asset Purchase Agreement dated February 13, 2023 among the Operating Company, Newbury Partners-Bridge LLC, Newbury Partners LLC, Richard Lichter and RLP Navigator LLC				X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.SCH*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.CAL*	Inline XBRL Taxonomy Extension Schema Document				X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: May 9, 2023	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Katherine Elsnab
Katherine Elsnab
Chief Financial Officer (Principal Financial Officer)