Form 10-Q
period 2023-06-30
Bridge Investment Group Holdings Inc.
filed 2023-08-08
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ As of August 2, 2023, the registrant had 33,347,126 shares of Class A common stock ($0.01 par value per share) outstanding and 85,067,321 shares of Class B common stock ($0.01 par value per share) outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$70,969	$183,576
Restricted cash	8,976	9,689
Marketable securities, at fair value	12,624	14,614
Receivables from affiliates	41,703	53,804
Notes receivable from affiliates	59,030	67,244
Other assets	71,919	70,466
Other investments	207,850	85,456
Accrued performance allocations	428,414	554,723
Intangible assets, net	148,971	4,894
Goodwill	233,831	55,982
Deferred tax assets, net	62,096	54,387
Total assets	$1,346,383	$1,154,835
Liabilities and equity
Accrued performance allocations compensation	$47,529	$66,754
Accrued compensation and benefits	24,958	15,643
Accounts payable and accrued expenses	22,760	24,942
Due to affiliates	51,513	51,966
General Partner Notes Payable, at fair value	7,091	8,633
Insurance loss reserves	7,994	9,445
Self-insurance reserves and unearned premiums	3,645	3,453
Line of credit	80,000	—
Other liabilities	39,037	30,386
Notes payable	446,195	297,294
Total liabilities	$730,722	$508,516
Commitments and contingencies (Note 17)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized; 0 issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 32,767,289 and 29,488,521 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	328	295
Class B common stock, $0.01 par value, 237,680,340 and 237,837,544 authorized; 85,144,321 and 85,301,127 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	851	853
Additional paid-in capital	83,374	63,939
Retained earnings	1,101	14,230
Accumulated other comprehensive loss	(155)	(220)
Bridge Investment Group Holdings Inc. equity	85,499	79,097
Non-controlling interests in Bridge Investment Group Holdings LLC	321,247	309,677
Non-controlling interests in Bridge Investment Group Holdings Inc.	208,915	257,545
Total equity	615,661	646,319
Total liabilities and equity	$1,346,383	$1,154,835
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Fund management fees	$60,317	$49,380	$114,166	$102,080
Property management and leasing fees	19,130	19,616	39,029	37,895
Construction management fees	2,902	2,426	6,187	4,312
Development fees	1,337	793	1,672	2,052
Transaction fees	4,682	17,643	7,059	39,641
Fund administration fees	4,304	3,657	8,480	7,297
Insurance premiums	3,485	2,845	8,214	5,261
Other asset management and property income	2,646	2,659	5,443	4,614
Total revenues	98,803	99,019	190,250	203,152
Investment income:
Incentive fees	41	—	41	—
Performance allocations:
Realized	8,425	33,581	11,587	42,518
Unrealized	(19,284)	70,116	(126,309)	135,978
Earnings from investments in real estate	215	1,251	215	1,291
Total investment (loss) income	(10,603)	104,948	(114,466)	179,787
Expenses:
Employee compensation and benefits	56,376	46,693	107,553	94,172
Incentive fee compensation	3	—	3	—
Performance allocations compensation:
Realized	495	2,165	2,227	2,725
Unrealized	(4,649)	7,987	(19,319)	17,225
Loss and loss adjustment expenses	1,684	1,439	4,004	3,191
Third-party operating expenses	5,219	6,749	11,329	13,517
General and administrative expenses	12,872	9,769	26,765	19,277
Depreciation and amortization	5,118	887	6,211	1,520
Total expenses	77,118	75,689	138,773	151,627
Other income (expense):
Realized and unrealized (losses) gains, net	(1,367)	3,489	120	3,916
Interest income	3,728	1,353	7,182	2,562
Interest expense	(8,735)	(2,901)	(12,881)	(4,522)
Total other (loss) income	(6,374)	1,941	(5,579)	1,956
Income (loss) before provision for income taxes	4,708	130,219	(68,568)	233,268
Income tax expense	(7,468)	(5,837)	(1,624)	(11,382)
Net (loss) income	(2,760)	124,382	(70,192)	221,886
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(4,186)	49,748	(60,435)	86,461
Net income (loss) attributable to Bridge Investment Group Holdings LLC	1,426	74,634	(9,757)	135,425
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	6,198	61,694	(7,019)	112,714
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	$(4,772)	$12,940	$(2,738)	$22,711
Earnings (loss) per share of Class A common stock—Basic and Diluted (Note 21)	$(0.24)	$0.44	$(0.21)	$0.79
Weighted-average shares of Class A common stock outstanding—Basic and Diluted (Note 21)	25,143,289	24,029,107	25,105,753	23,581,393
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(2,760)	$124,382	$(70,192)	$221,886
Other comprehensive (loss) income—foreign currency translation adjustments, net of tax	(22)	(13)	65	(4)
Total comprehensive income (loss)	(2,782)	124,369	(70,127)	221,882
Less: comprehensive (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(4,186)	49,748	(60,435)	86,461
Comprehensive income (loss) attributable to Bridge Investment Group Holdings LLC	1,404	74,621	(9,692)	135,421
Less: comprehensive (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	6,198	61,694	(7,019)	112,714
Comprehensive (loss) income attributable to Bridge Investment Group Holdings Inc.	$(4,794)	$12,927	$(2,673)	$22,707
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of March 31, 2023	$327	$853	$73,104	$10,723	$(133)	$336,586	$220,137	$641,597
Net income (loss)	—	—	—	(4,772)	—	(4,186)	6,198	(2,760)
Conversion of profit interest awards	—	—	7,500	—	—	—	—	7,500
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	1	(1)	(20)	—	—	—	—	(20)
Fair value of non-controlling interest in acquired business	—	—	—	—	—	2,168	—	2,168
Capital contributions from non-controlling interests	—	—	—	—	—	4,218	—	4,218
Share-based compensation, net of forfeitures	—	(1)	5,511	—		436	5,173	11,119
Distributions	—	—	—	—	—	(17,975)	(25,314)	(43,289)
Dividends on Class A Common Stock/Units, $0.15 per share	—	—	—	(4,850)	—	—	—	(4,850)
Foreign currency translation adjustment	—	—	—	—	(22)	—	—	(22)
Reallocation of equity	—	—	(2,721)	—	—	—	2,721	—
Balance as of June 30, 2023	$328	$851	$83,374	$1,101	$(155)	$321,247	$208,915	$615,661

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of March 31, 2022	$289	$859	$59,247	$21,038	$(12)	$311,915	$245,088	$638,424
Net income	—	—	—	12,940	—	49,748	61,694	124,382
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	2	(2)	5	—	—	—	—	5
Share-based compensation, net of forfeitures	—	—	2,119	—	—	6	4,428	6,553
Capital contributions	—	—	—	—	—	31	—	31
Distributions	—	—	—	—	—	(38,559)	(42,212)	(80,771)
Dividends on Class A Common Stock/Units, $0.26 per share	—	—	—	(7,614)	—	—	—	(7,614)
Foreign currency translation adjustment	—	—	—	—	(13)	—	—	(13)
Reallocation of equity	—	—	(409)	—	—	—	409	—
Balance as of June 30, 2022	$291	$857	$60,962	$26,364	$(25)	$323,141	$269,407	$680,997
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2022	$295	$853	$63,939	$14,230	$(220)	$309,677	$257,545	$646,319
Net income	—	—	—	(2,738)	—	(60,435)	(7,019)	(70,192)
Conversion of profits interest awards	8	—	7,492	—	—	—	—	7,500
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock, including the deferred tax effect and amounts payable under the Tax Receivable Agreement	2	(1)	2	—	—	—	—	3
Fair value of non-controlling interest in acquired business	—	—	—	—	—	86,365	—	86,365
Capital contributions from non-controlling interests	—	—	—	—	—	4,229	—	4,229
Share-based compensation, net of forfeitures	23	(1)	8,667	—	—	798	10,992	20,479
Distributions	—	—	—	—	—	(19,387)	(49,329)	(68,716)
Dividends on Class A Common Stock/Units, $0.32 per share	—	—	—	(10,391)	—	—	—	(10,391)
Foreign currency translation adjustment	—	—	—	—	65	—	—	65
Reallocation of equity	—	—	3,274	—	—	—	(3,274)	—
Balance as of June 30, 2023	$328	$851	$83,374	$1,101	$(155)	$321,247	$208,915	$615,661

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2021	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
Net income	—	—	—	22,711	—	86,461	112,714	221,886
Conversion of 2019 profit interest awards	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	10	(10)	780	—	—	—	—	780
Issuance of Class A Units for acquisition	—	—	—	—	—	—	14,930	14,930
Fair value of non-controlling interest in acquired business	—	—	—	—	—	20,053	—	20,053
Share-based compensation, net of forfeitures	43	—	3,689	—	—	14	10,072	13,818
Capital contributions	—	—	—	—	—	201	—	201
Distributions	—	—	—	—	—	(56,070)	(70,803)	(126,873)
Dividends on Class A Common Stock/Units, $0.47 per share	—	—	—	(13,531)	—	—	—	(13,531)
Foreign currency translation adjustment	—	—	—	—	(4)	—	—	(4)
Reallocation of equity	—	—	2,974	—	—	—	(2,974)	—
Balance as of June 30, 2022	$291	$857	$60,962	$26,364	$(25)	$323,141	$269,407	$680,997
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(70,192)	$221,886
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,211	1,520
Amortization of financing costs and debt discount and premium	570	303
Share-based compensation	20,479	13,818
Equity in income of investments	2,006	(4,837)
Changes in unrealized gain (loss) on General Partner Notes Payable	(1,386)	822
Non-cash lease amortization	29	(208)
Unrealized performance allocations	126,309	(135,978)
Unrealized accrued performance allocations compensation	(19,319)	17,225
Change in deferred income taxes	291	(63)
Changes in operating assets and liabilities:
Receivable from affiliates	12,101	1,969
Prepaid and other assets	(4,157)	708
Accounts payable and accrued expenses	(2,179)	11,453
Accrued payroll and benefits	8,579	13,548
Other liabilities	(4,548)	(694)
Insurance loss and self-insurance reserves	(1,260)	465
Accrued performance allocations compensation	94	442
Due to affiliates	(952)	—
Net cash provided by operating activities	72,676	142,379
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(30,711)	(35,384)
Distributions from investments	40	855
Sale of marketable securities	4,420	—
Issuance of notes receivable	(135,039)	(242,905)
Proceeds from collections on notes receivable	143,252	318,255
Purchase of tenant improvements, furniture and equipment	(1,633)	(788)
Deposits	—	661
Cash paid for acquisition, net of cash acquired	(319,364)	(15,089)
Net cash (used in) provided by investing activities	(339,035)	25,605
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	4,229	201
Distributions to non-controlling interests	(68,716)	(126,873)
Repayments of General Partner Notes Payable	(159)	(460)
Dividends paid on Class A common stock	(10,391)	(13,531)
Proceeds from revolving line of credit	250,000	50,000
Payments on revolving line of credit	(170,000)	(50,000)
Borrowings on private notes	150,000	—
Payments of deferred financing costs	(1,924)	(1,015)
Net cash provided by (used in) financing activities	153,039	(141,678)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(113,320)	26,306
Cash, cash equivalents and restricted cash - beginning of period	193,265	83,872
Cash, cash equivalents and restricted cash - end of period	$79,945	$110,178
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,782	$2,066
Cash paid for interest	8,237	3,118
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$550	$18,808
Write down of right-of-use assets and lease liabilities for lease termination	(3,032)	—
Origination of short-term loan receivable for prepaid acquisitions	—	40,000
Conversion of note receivable to equity interest investment	1,559	—
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	499	5,948
Deferred tax effect from conversion of profits interests awards	7,500	—
Issuance of Class A Units for acquisition	—	14,930
Non-controlling interest assumed in business combination	86,365	20,053
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$70,969	$102,777
Restricted cash	8,976	7,401
Cash, cash equivalents, and restricted cash	$79,945	$110,178

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
The Company’s principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A common units (“Class A Units”) and 100% of the Class B common units (“Class B Units”) (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 15, “Income Taxes,” for additional information. As of June 30, 2023, the Company held approximately 25% of the economic interest in the Operating Company. To the extent the Operating Company’s members exchange their Class A Units into our Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
Marketable Securities — The Company’s marketable securities are reported at fair value, with changes in fair value recognized through realized and unrealized gains (losses) in other income (expense). Fair value is based on quoted prices for identical assets in active markets. Realized gains and losses are determined on the basis for the actual cost of the securities sold. Dividends on equity securities are recognized as income when declared.
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
Fair Value Option — The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. Refer to Note 7, “Fair Value Measurements” for additional information. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company elected the fair value option for the General Partner Notes Payable (as defined in Note 11). The carrying value of the General Partner Notes Payable represents the related General Partner lenders’ net asset value (“NAV”), in the respective fund and the General Partner lenders are entitled to receive distributions and carried interest. The NAV changes over time so marking the General Partner Notes Payable to fair value reflect these changes.
Receivables and Notes Receivable from Affiliates — Receivables consist principally of amounts due from the funds and other affiliates. These include receivables associated with fund or asset management fees, property management fees and other fees. Additionally, the Company is entitled to reimbursements and/or recovers certain costs paid on behalf of the private funds managed by the Company and related properties operated by the Company, which include: (i) organization and offering costs associated with the formation and offering; (ii) direct and indirect operating costs associated with managing the operations of the properties; and (iii) costs incurred in performing investment due diligence. During the normal course of business, the Company makes short-term uncollateralized loans to the funds for asset acquisitions and working capital.
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
The Company facilitates the payments of these fees, which are recorded as receivables, principally from affiliated parties on the condensed consolidated balance sheets, until such amounts are repaid. The Company assesses the collectability of such receivables considering the offering period, historical and forecasted capital raising, and establishes an allowance for any balances considered not collectible. There were no material receivables considered not collectible as of June 30, 2023 and December 31, 2022.
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the condensed consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, which are based on asset valuations one quarter in arrears.

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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of June 30, 2023 and December 31, 2022, the Company had goodwill of $233.8 million and $56.0 million, respectively. Refer to Note 8, “Business Combination and Goodwill” for additional information.
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
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of June 30, 2023, there were no indicators of goodwill impairment.

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
3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies”. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FUND MANAGEMENT FEES	2023	2022	2023	2022
Funds	$59,176	$47,617	$111,349	$98,826
Joint ventures and separately managed accounts	1,141	1,763	2,817	3,254
Total fund management fees	$60,317	$49,380	$114,166	$102,080

	Three Months Ended June 30,		Six Months Ended June 30,
PROPERTY MANAGEMENT AND LEASING FEES	2023	2022	2023	2022
Multifamily	$6,871	$5,964	$13,587	$11,277
Seniors Housing	6,662	7,059	13,530	14,165
Office	3,042	4,083	6,956	8,347
Single-Family Rental	2,555	2,510	4,956	4,106
Total property management and leasing fees	$19,130	$19,616	$39,029	$37,895

	Three Months Ended June 30,		Six Months Ended June 30,
CONSTRUCTION MANAGEMENT FEES	2023	2022	2023	2022
Multifamily	$1,791	$1,900	$4,029	$3,282
Office	694	468	1,523	902
Seniors Housing	154	58	299	128
Logistics	211	—	282	—
Other	52	—	54	—
Total construction management fees	$2,902	$2,426	$6,187	$4,312

	Three Months Ended June 30,		Six Months Ended June 30,
TRANSACTION FEES	2023	2022	2023	2022
Acquisition fees	$4,267	$15,075	$6,442	$31,672
Brokerage fees	415	2,568	617	7,969
Total transaction fees	$4,682	$17,643	$7,059	$39,641
For the three and six months ended June 30, 2023 and 2022, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of revenue was derived from operations in the United States.
As of June 30, 2023 and December 31, 2022, the Company had $15.2 million and $8.7 million, respectively, of deferred revenues, which is included in other liabilities on the condensed consolidated balance sheets for the periods then ended. During the three and six months ended June 30, 2023, the Company recognized $4.7 and $7.9 million, respectively, as revenue from amounts included in the deferred revenue balance as of December 31, 2022. The Company expects to recognize deferred revenues within a year of the balance sheet date.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of June 30, 2023 and December 31, 2022, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized (Gains) Losses	Fair Value
June 30, 2023:
Common shares in publicly traded company	$152	$10	$162
Exchange traded funds	1,824	—	1,824
Mutual funds	11,005	(367)	10,638
Total marketable securities	$12,981	$(357)	$12,624

December 31, 2022:
Common shares in publicly traded company	$132	$(46)	$86
Exchange traded funds	2,171	(54)	2,117
Mutual funds	12,884	(473)	12,411
Total marketable securities	$15,187	$(573)	$14,614

5.    INVESTMENTS
The Company has interests in 181 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation, and ownership of real estate. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	June 30, 2023	December 31, 2022
Accrued performance allocations(1)	$428,414	$554,723

Other investments:
Partnership interests in Company-sponsored funds(2)	182,318	65,289
Investments in third-party partnerships(3)	14,153	11,798
Other(4)	11,379	8,369
Total other investments	$207,850	$85,456
(1)Represents various investment accounts held by the Bridge GPs for carried interest in Bridge-sponsored funds. There is a disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles. Investment is valued using NAV of the respective vehicle, which are based on asset valuations one quarter in arrears.
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
The Company recognized a loss related to its accrued performance allocations and other investments of $12.2 million for the three months ended June 30, 2023 and income of $107.2 million for the three months ended June 30, 2022, of which a loss of $10.9 million and income of $103.7 million for three months ended June 30, 2023 and 2022, respectively, related to accrued performance allocations recognized under the equity method. The Company recognized a loss related to its accrued performance allocations and other investments of $114.6 million for the six months ended June 30, 2023 and income of $182.4 million for the six months ended June 30, 2022, of which a loss of $114.7 million and income of $178.5 million for three months ended June 30, 2023 and 2022, respectively, related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of June 30, 2023 and December 31, 2022, $47.5 million and $66.8 million, respectively, were payable to affiliates and are included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended.
Fair value of the accrued performance allocations is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more-timely basis. Subsequent to the quarter ended June 30, 2023, Bridge Multifamily Fund III sold the majority of its assets to a newly formed continuation vehicle managed by Bridge as further described in Note 22. This transaction included a liquidity discount, which is expected to reduce our total accrued performance allocation by approximately 6% to 8%, and is not yet reflected in the reported amounts. In addition, any other changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts.
The Company evaluates each of its equity method investments, excluding accrued performance allocations, to determine if any were significant as defined by the SEC. As of June 30, 2023 and December 31, 2022, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

6.    NOTES RECEIVABLES FROM AFFILIATES
As of June 30, 2023 and December 31, 2022, the Company had the following notes receivable from affiliates outstanding (in thousands):

	June 30, 2023	December 31, 2022
Bridge Single-Family Rental Fund IV	$21,624	$40,566
Bridge Office Fund II	13,000	11,000
Bridge Office Fund I	15,000	6,500
Bridge Net Lease Industrial Income Fund	3,500	—
Bridge Debt Strategies Fund II	—	5,000
Total short-term notes receivables from affiliates	$53,124	$63,066

Notes receivables from employees	5,906	4,178
Total notes receivable from affiliates	$59,030	$67,244
Interest on the short-term notes receivables from affiliates accrues at a weighted-average fixed rate of 4.94% and 4.82% per annum as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had approximately $1.1 million and $0.4 million, respectively, of interest receivable outstanding, which is included in other assets in the accompanying condensed consolidated balance sheets for the periods then ended.
During 2023 and 2022, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers, which were primarily used to invest in the Company or the Operating Company. As of June 30, 2023 and December 31, 2022, the aggregate outstanding principal amount outstanding was $5.9 million and $4.2 million, respectively. These employee notes receivable have staggered maturity dates beginning in 2026. Certain employee loans are interest-only for the first two years after origination, while all other employee loans accrue interest on a monthly basis after origination. The employee notes receivable accrued interest at a weighted-average rate of 5.00% and 4.025% per annum as of June 30, 2023 and December 31, 2022, respectively.
7.    FAIR VALUE MEASUREMENTS
Equity Securities: Equity securities traded on a national securities exchange are stated at the last reported sales price as of the condensed consolidated balance sheet dates, June 30, 2023 and December 31, 2022. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the condensed consolidated balance sheet dates, June 30, 2023 and December 31, 2022. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the condensed consolidated balance sheet dates, June 30, 2023 and December 31, 2022. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
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
The following table presents assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
June 30, 2023
Assets:
Common shares in publicly traded company	$162	$—	$—	$—	$162
Exchange traded funds	1,824	—	—	—	1,824
Mutual funds	10,638	—	—	—	10,638
Accrued performance allocations	—	—	—	428,414	428,414
Partnership interests	—	—	—	196,471	196,471
Other investments	—	—	11,379	—	11,379
Total assets at fair value	$12,624	$—	$11,379	$624,885	$648,888

Liabilities:
General Partner Notes Payable	$—	$—	$—	$7,091	$7,091

December 31, 2022
Assets:
Common shares in publicly traded company	$86	$—	$—	$—	$86
Exchange traded funds	2,117	$—	$—	$—	$2,117
Mutual funds	12,411	—	—	—	12,411
Accrued performance allocations	—	—	—	554,723	554,723
Partnership interests	—	—	—	77,087	77,087
Other investments	—	—	8,369	—	8,369
Total assets at fair value	$14,614	$—	$8,369	$631,810	$654,793

Liabilities:
General Partner Notes Payable	$—	$—	$—	$8,633	$8,633
The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2022	$8,369
Purchases	1,451
Conversion of note receivable	1,559
Balance as of June 30, 2023	$11,379

Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
June 30, 2023:
Accrued performance allocations	$428,414	N/A

Partnership interests:
Company-sponsored open-end fund	$47,873	$—
Company-sponsored closed-end funds	134,445	28,665
Third-party closed-end funds	14,153	8,127
Total partnership interests	$196,471	$36,792

December 31, 2022:
Accrued performance allocations	$554,723	N/A

Partnership interests:
Company-sponsored open-end fund	$26,169	$20,755
Company-sponsored closed-end funds	39,120	3,763
Third-party closed-end funds	11,798	5,569
Total partnership interests	$77,087	$30,087
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
The following table presents the carrying amounts and estimated fair values of financial instruments reported at amortized cost (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
As of June 30, 2023:
Notes payable (private notes)	$—	$—	$418,857	$418,857	$450,000

As of December 31, 2022:
Notes payable (private notes)	$—	$—	$270,270	$270,270	$300,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. As of June 30, 2022, the discount rate range used in determining the fair value of the private notes was between 5.90% and 8.48%. An increase in market interest rates would decrease the estimated fair value of the private notes.

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
During the quarter ended June 30, 2023, the Company made certain measurement period adjustments to equity method investments acquired from Newbury in order to reflect asset valuations as of the Acquisition Date which included the related adjustments to non-controlling interest and goodwill. As of June 30, 2023, the estimated fair values and allocation of consideration are preliminary as the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these provisional values may be subject to adjustment during the measurement period, not to exceed one year from the Acquisition Date, based upon new information obtained about facts and circumstances that existed at the time of closing (in thousands).

Consideration
Cash	$319,364
Liabilities assumed	736
Total consideration	$320,100

Assets acquired and liabilities assumed
Net tangible acquired assets		$79,727
Trade name(1)		3,000
Client relationship(1)		48,000
Management contracts(1)		98,000
Fair value of net identifiable assets acquired		$228,727
Non-controlling interest(1)		(86,365)
Goodwill(1)		177,738
Total assets acquired and liabilities assumed, net		$320,100
(1)The fair value was determined using Level 3 assumptions.
In connection with the Newbury Acquisition, the Company expensed the transaction costs of $3.5 million, which is included in general and administrative expenses on the condensed consolidated statement of operations for the six months ended June 30, 2023.
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
The carrying value of goodwill associated with Newbury was $177.7 million as of the Acquisition Date and is attributable to expected synergies and the assembled workforce of Newbury.

As part of the Newbury Acquisition, approximately $0.7 million of liabilities were assumed by the Operating Company as part of the total consideration.
Supplemental information on a pro forma basis, as if the Newbury Acquisition had been consummated on January 1, 2022, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues and investment (loss) income	$88,200	$214,748	$86,299	$404,726
Net income attributable to Bridge Investment Group Holdings Inc.	(4,772)	12,319	(5,041)	21,423
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
Included in the pro forma financial information for the six months ended June 30, 2023 is $3.5 million and $4.6 million of transaction costs incurred by the Company and Newbury, respectively. There were no transaction costs incurred for the three months ended June 30, 2023 or for three and six months ended June 30, 2022, respectively.
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

A majority of the fair value of the purchase consideration was attributed to goodwill, with synergies expected to accrue from the vertically integrated Bridge SFR investment strategy. As part of the transaction, approximately $1.0 million of liabilities were assumed by the Operating Company as consideration for the purchase price. As of June 30, 2023, these assumed liabilities have been paid. The number of Class A Units of the Operating Company that were transferred to GBC as a portion of the total consideration was based on an average closing price of the Company’s Class A common stock from January 13, 2022 through January 27, 2022. Class A Units of the Operating Company are exchangeable on a one-for-one basis with our Class A common stock, subject to certain conditions.
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
•Lessor Legal Liability (limits $0.1 million per occurrence/per property unit);
•Workers’ Compensation Deductible Reimbursement (limit $250,000 per occurrence);
•Property Deductible Reimbursement ($1.5 million per occurrence/$5.0 million policy annual aggregate); and
•General Liability Deductible Reimbursement ($5.0 million in excess of $25,000 per occurrence; $10.0 million policy annual aggregate).
Effective June 20, 2023, BIGRM renewed its annual insurances policies, with the policy annual aggregate for Property Deductible Reimbursement insurance increasing from $3.0 million to $5.0 million.

For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through June 30, 2023. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of June 30, 2023 and December 31, 2022, the Company had reserved $8.0 and $9.4 million, respectively.
10.    SELF-INSURANCE RESERVES
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $0.2 million per individual per year and a maximum claim liability of $18.0 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of June 30, 2023 and December 31, 2022, the Company had reserved $2.8 million and $2.3 million, respectively.
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
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. As of June 30, 2023, the Company’s SIR includes a layer of losses that the Company is responsible for satisfying after the properties have met their $25,000 deductible for each claim. That layer covers losses between $25,000 and $250,000, with an annual aggregate limit of $2.0 million. All multifamily and single-family losses above $250,000 are fully insured. For seniors housing properties, all losses are fully insured after the $50,000 deductible has been met. For commercial office, logistics and net lease properties, all losses are fully insured after the $50,000 deductible has been met. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover the following: 100% of the $5.0 million layer above the multifamily deductible and SIR. All losses above $5.0 million are fully insured by multiple outside insurance carriers. Effective June 20, 2023, the per-occurrence limit for any single loss is $1.5 million with the annual aggregate limit increasing from $3.0 million to $5.0 million. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $25,000/$50,000 deductibles and SIR of $75,000 for multifamily properties as outlined above.
On June 20, 2020, the Company added a general liability SIR aggregate limit of $10.0 million with a per-occurrence limit of $2.0 million and per location limit of $4.0 million, which was increased on June 20, 2022 to a per-occurrence of limit $5.0 million and per location limit of $10.0 million. Any insurance claims above these limits are fully insured by multiple outside insurance carriers. BPM insured this retention with the BIGRM captive. As of June 30, 2023 and December 31, 2022, the Company had reserved $0.8 million and $1.1 million, respectively.
As of June 30, 2023 and December 31, 2022, the total self-insurance reserve liability was $3.6 million and $3.5 million, respectively.

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

		Fair Value
	Commitment	June 30, 2023	December 31, 2022
Bridge Seniors Housing Fund I	$4,775	$3,705	$4,319
Bridge Multifamily Fund III	9,300	3,386	4,314
Total	$14,075	$7,091	$8,633
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
Under the terms of the amended Credit Agreement, certain of the Operating Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things, limit the Operating Company’s ability to: incur indebtedness; create, incur or allow liens; merge with other companies; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Operating Company to maintain (1) a debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio of no more than 3.75x, (2) minimum liquidity of $15 million and (3) minimum quarterly EBITDA of $15 million and minimum EBITDA for the trailing four fiscal quarters of $80 million.
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
As of June 30, 2023, the outstanding balance on the Credit Facility was $80.0 million with a weighted-average interest rate in effect of 7.00%. During the three and six months ended June 30, 2023, the Company incurred interest expense of approximately $2.5 million and $2.9 million, respectively, and unused commitments fees of $45,000 and $0.1 million, respectively. The Company incurred interest expense of approximately $0.1 million and unused commitments fees of $16,000 for both the three and six months ended June 30, 2022.
Debt issuance costs related to the Credit Facility are included in other assets in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the Company was in full compliance with all debt covenants.
13.    NOTES PAYABLE
On July 22, 2020, the Operating Company entered into a $150.0 million note purchase agreement, pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $75.0 million of 3.9% with a five-year term maturing on July 22, 2025, and $75.0 million of 4.15% notes with a seven-year term maturing on July 22, 2027 (the “2020 Private Placement Notes”).
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
As of June 30, 2023 and December 31, 2022, unamortized deferred financing costs were $3.8 million and $2.7 million, respectively, and the net carrying value of the Private Placement Notes was $446.2 million and $297.3 million, respectively. As of June 30, 2023, the Company was in full compliance with all debt covenants.

The following table presents scheduled principal payments of the Private Placement Notes as of June 30, 2023 (in thousands):

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
During the three months ended June 30, 2023 and 2022, interest expense was $5.7 million and $1.5 million, respectively. During the six months ended June 30, 2023 and 2022, interest expense was $9.1 million and $3.0 million, respectively.
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
The following tables summarize realized gains (losses) on investments and other financial instruments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$619	$(2,448)	$(1,829)	$(256)	$5,097	$4,841
Investment in third-party partnerships	(46)	(92)	(138)	(49)	7	(42)
General Partner Notes Payable	(25)	469	444	28	(1,021)	(993)
Total realized and unrealized gains (losses)	$548	$(2,071)	$(1,523)	$(277)	$4,083	$3,806

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$165	$(1,517)	$(1,352)	$(249)	$3,857	$3,608
Investment in third-party partnerships	(151)	33	(118)	(61)	1,593	1,532
General Partner Notes Payable	(191)	1,577	1,386	(68)	(754)	(822)
Total realized and unrealized gains (losses)	$(177)	$93	$(84)	$(378)	$4,696	$4,318
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
The deferred income tax asset related to the TRA and the corresponding TRA liability as of June 30, 2023 was $61.8 million and $51.5 million, respectively, and $53.9 million and $52.0 million as of December 31, 2022, respectively. The increase in the deferred income tax asset during the three and six months ended June 30, 2023 was primarily attributed to the collapse of 2020 profits interests awards into shares of Class A common stock and Class A Units, as further described in Note 16.
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
For the three and six months ended June 30, 2023, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate (“AETR”) is impractical because it is not possible to reliably estimate the AETR. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of the discrete method is more appropriate than the AETR method as (i) the estimated AETR method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) small changes in the projected ordinary annual income would result in significant changes in the AETR. The Company will re-evaluate the use of the discrete method each quarter until it is deemed appropriate to return to the AETR method.
The Company’s AETR was approximately 2% and 4% for the three and six months ended June 30, 2022, respectively.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
As of June 30, 2023, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next 12 months.

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
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of June 30, 2023 and December 31, 2022, there was $0.5 million that was declared that had not yet been distributed to Original Equity Owners.
Changes in Shareholders’ Equity and Non-Controlling Interests
Collapse of 2020 Profits Interests Awards
On January 1, 2023, certain of the Company’s 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on distributable earnings attributable to the Operating Company, distributable earnings of the applicable subsidiary where such profits interests were held, and the market price of our Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2023; however, there was a corresponding increase in the number of outstanding Class A Units and shares of our Class A common stock. The collapse of the 2020 profits interests awards was partially accounted for as a modification and partially accounted for as cancellations. For the 2020 profits interests awards that were cancelled, the Company accelerated the recognition of the unamortized share-based compensation expense amounting to $0.3 million for the six months ended June 30, 2023.

Collapse of 2019 Profits Interests Awards
On January 1, 2022, certain of the Company’s 2019 profits interests awards were collapsed into 790,424 shares of our Class A common stock and 13,255,888 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on distributable earnings attributable to the Operating Company, distributable earnings of the applicable subsidiary where such profits interests were held, and the market price of our Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2022; however, there was a corresponding increase in the number of outstanding Class A Units and shares of our Class A common stock. The collapse of the 2019 profits interests awards was partially accounted for as a modification and partially accounted for as cancellations. For the 2019 profits interests awards that were cancelled, the Company accelerated the recognition of the unamortized share-based compensation expense amounting to $0.6 million for the six months ended June 30, 2022.
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
During the six months ended June 30, 2023, 161,754 Class A Units were redeemed, with the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of June 30, 2023, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 237,680,340 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of June 30, 2023, 32,767,289 shares of our Class A common stock (including Restricted Stock) were outstanding, 85,144,321 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.

The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the six months ended June 30, 2023:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2022	24,484,585	5,003,936	85,301,127
Class A common stock issued - 2020 profits interests conversion	8,671	793,256	—
Class A common stock issued - unitholder conversions	161,754	—	(111,754)
Class A restricted common stock issued	—	2,424,142	(45,052)
Class A restricted common stock forfeited	—	(109,055)	—
Class A restricted common stock vested	598,495	(598,495)	—
Balance as of June 30, 2023	25,253,505	7,513,784	85,144,321
Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the condensed consolidated statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the three and six months ended June 30, 2023 and 2022, the Company declared and paid the following dividends on our Class A common stock (dollars in thousands, except per share amounts):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 10, 2023	March 24, 2023	$0.17	$5,541
June 2, 2023	June 16, 2023	0.15	4,850
		$0.32	$10,391

March 11, 2022	March 25, 2022	$0.21	$5,917
June 3, 2022	June 17, 2022	0.26	7,614
		$0.47	$13,531
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
Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three and six months ended June 30, 2023, $18.0 million and $19.4 million, respectively, was distributed to non-controlling interests in the Operating Company and $25.3 million and $49.3 million, respectively, was distributed to non-controlling interest in the Company. During the three and six months ended June 30, 2022, $38.6 million and $56.1 million, respectively, was distributed to the Operating Company’s members and $42.2 million and $70.8 million, respectively, was distributed to non-controlling interests in the Operating Company.

The Operating Company’s members’ capital interests are transferable; however, transfers are subject to obtaining the prior written consent of the Company, with certain exceptions for transfers to affiliated parties. Members’ liability is limited to the capital account balance. Distributions are reflected in the condensed consolidated statements of changes in equity when declared by the board of directors and consist of distributions to members and non-controlling interest holders.
As of June 30, 2023, the Company is the sole managing member of the Operating Company, and owns 32,767,289 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which represents 25% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.
The following table presents a reconciliation of the Operating Company’s Class A Units and Class B Units for the six months ended June 30, 2023:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2022	124,445,671	97,463,981
Issuance of Class A Units	2,844,638	—
Forfeiture of unvested Class A Units	(48,191)	—
Balance as of June 30, 2023	127,242,118	97,463,981
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
The following table summarizes the Company’s leases as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Right-of-use assets, included in Other assets	$12,203	$15,260
Lease Liabilities, included in Other liabilities	$14,642	$17,490

Weighted-average remaining lease term (in years)	3.9	4.2
Weighted-average discount rate	4.05%	4.24%
The components of lease expense included in general and administrative in the condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$1,332	1,056	2,341	2,121
Variable lease costs	42	70	106	102
Total lease costs, included in general and administrative expenses	$1,374	$1,126	$2,447	$2,223

Cash paid for amounts included in the measurement of operating lease liabilities	$1,445	$894	$2,737	$2,061

As of June 30, 2023, the maturities of operating lease liabilities were as follows (in thousands):

2023 (excluding the six months ended June 30, 2023)	$2,811
2024	3,969
2025	3,041
2026	2,924
2027	2,667
Thereafter	105
Total lease liabilities	15,517
Less: Imputed interest	(875)
Total operating lease liabilities	$14,642
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
As of June 30, 2023 and December 31, 2022, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $183.6 million and $177.7 million, respectively, of which $68.9 million and $141.4 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of June 30, 2023, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of June 30, 2023, the Company has guaranteed a $6.8 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of June 30, 2023, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.
Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of June 30, 2023. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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

The Operating Company may provide guaranties to a lending institution for certain loans held by employees for investment in Bridge funds not to exceed $8.0 million. There were no outstanding loans guaranteed by the Operating Company under this program as of June 30, 2023.
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $196.5 million and $77.1 million as of June 30, 2023 and December 31, 2022, respectively, which is included in other investments on the condensed consolidated balance sheets for the periods then ended.
During the three months ended June 30, 2023, the Company made a direct investment in Bridge Solar Energy Development Fund LP. Due to the timing of capital raising efforts, the Company’s equity interest was considered significant to the fund as of June 30, 2023, and as a result the fund was consolidated in the Company’s financial statements for the period then ended.
The assets of the Operating Company’s consolidated VIEs totaled $1,283.2 million and $1,099.5 million as of June 30, 2023 and December 31, 2022 respectively, while the liabilities of the consolidated VIEs totaled $685.0 million and $455.6 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.
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
Receivables from affiliates were comprised of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Fees receivable from non-consolidated funds	$21,802	$31,712
Payments made on behalf of and amounts due from non-consolidated entities	19,901	22,092
Total receivables from affiliates	$41,703	$53,804
Notes Receivables from Affiliates
As of June 30, 2023 and December 31, 2022, the Company had total notes receivables from affiliates of $59.0 million and $67.2 million, respectively. Refer to Note 6, “Notes Receivables from Affiliates” for additional information.
Due to Affiliates
As of June 30, 2023 and December 31, 2022, the Company had accrued $51.5 million and $52.0 million, respectively, due to affiliates in connection with the TRA, which was included in due to affiliates on the condensed consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 15, “Income Taxes” for additional information.
20.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of our Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of our Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (including membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2023, the number of shares available under the 2021 Incentive Award Plan increased to 11,412,508. As of June 30, 2023, 4,400,905 shares remained available for future grants. Restricted Stock and RSUs are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.
The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the condensed consolidated statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. The Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.1 million for the three and six months ended June 30, 2022.
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

During the six months ended June 30, 2023, 31,000 RSUs were issued at a weighted-average fair value per share of $12.05.
The following table summarizes Restricted Stock activity for the six months ended June 30, 2023:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2022	5,013,796	$20.54
Issued	3,217,398	12.01
Vested	(598,495)	17.67
Forfeited	(118,915)	17.74
Balance as of June 30, 2023	7,513,784	$17.16
The total value at grant date of Restricted Stock and RSUs granted during the six months ended June 30, 2023 was $38.6 million and $0.4 million, respectively. As of June 30, 2023, 7,513,784 shares of Restricted Stock and 97,637 RSUs were expected to vest with fair value of $85.3 million and $1.1 million, respectively.
As of June 30, 2023, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $74.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Profits Interests
The Operating Company issued profits interests in the Operating Company and certain Fund Managers in 2019, 2020, and 2021 to certain members of management to participate in the growth of the Operating Company and the respective Fund Managers. A holding company was formed for each of the Fund Managers to hold these profits interests. The holding company’s ownership equates from 5% to 40% of the related Fund Managers above a certain income and valuation threshold. The Operating Company issued two types of profits interests: (i) award shares and (ii) anti-dilutive shares. The fair value of these awards was determined using a Monte Carlo Valuation model. Each of the awards has an earnings threshold for distributions and equity appreciation. The grant date fair value of the profits interests awards are expensed over the vesting period. The award shares are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. The Operating Company also issued anti-dilutive awards to active partners. Since the anti-dilutive awards were fully vested, the Company recorded 100% of the fair value as share-based compensation in the year the anti-dilutive shares were granted. Certain of the 2019 and 2020 profits interests awards have been collapsed into shares of our Class A common stock and Class A Units, as further described in Note 16, “Shareholders’ Equity.”
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

On March 31, 2023, the Company issued profits interests in certain Fund Managers to certain members of management to participate in the growth of the respective Fund Managers (the “2023 profits interests”). Each of the 2023 profits interests awards have an earnings threshold for distributions. The 2023 profits interests are also subject to continued employment and graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversary of the vesting commencement date. The grant date fair value was determined to be $33.9 million using a Monte Carlo Valuation model, which will be expensed over the respective vesting periods. The following assumptions were used in the Monte Carlo simulation valuation:

Weighted Average
Risk free rate	3.6%
Volatility	40.0%
Expected cost of equity	16.8%
Discount rate	17.1%
If the recipient of profits interests awards ceases to be employed by the Company after the awards vest, the Company has the option to repurchase such profits interests at fair value. If the recipient ceases to be employed by the Company prior to vesting, a portion to all of the recipient’s awards are forfeited.
As of June 30, 2023, the aggregate unrecognized compensation cost for all unvested profits interests awards was $32.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.
The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Profits interests award shares	$3,946	$841	5,933	2,457
Restricted Stock and RSUs	7,173	5,712	14,546	11,361
Total share-based compensation	$11,119	$6,553	$20,479	$13,818
As of June 30, 2023, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of June 30, 2023
	Total	Restricted Stock and RSUs	Profits Interests Awards
Remainder of 2023	$18,344	$15,302	$3,042
2024	39,524	28,649	10,875
2025	28,519	19,359	9,160
2026	15,149	9,197	5,952
2027	4,897	1,979	2,918
2028	562	6	556
Total	$106,995	$74,492	$32,503

21.    (LOSS) EARNINGS PER SHARE
The following table presents our (loss) earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	$(4,772)	$12,940	$(2,738)	$22,711
Less:
Income allocated to Restricted Stock and RSUs	—	(915)	—	(1,608)
Distributions on Restricted Stock and RSUs	(1,142)	(1,436)	(2,448)	(2,432)
Net (loss) income available to Class A common stockholders, diluted	(5,914)	10,589	(5,186)	18,671

Denominator:
Weighted-average shares of Class A common stock outstanding—basic and diluted	25,143,289	24,029,107	25,105,753	23,581,393

(Loss) earnings per share of Class A common stock—basic and diluted	$(0.24)	$0.44	$(0.21)	$0.79
Basic earnings per share is calculated by dividing earnings available to our Class A common shareholders by the weighted-average number of our Class A common shares outstanding for the period. Restricted Stock and RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested Restricted Stock and RSUs have been excluded as applicable, from earnings available to our Class A common stockholders used in basic and diluted earnings per share.
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
22.    SUBSEQUENT EVENTS
Redemption of Equity Interests
On July 1, 2023, certain of the Company’s 2021 profits interests awards were collapsed into 489,407 shares of Class A common stock and 2,429,453 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on Distributable Earnings attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests were held, and the market price of the Company’s Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to July 1, 2023; however, there was a corresponding increase in the number of outstanding Class A Units and shares of Class A common stock.
Investments
On July 3, 2023, the Company withdrew a $20.0 million investment in Bridge Agency MBS Fund and recognized a realized loss of approximately $1.9 million. On July 31, 2023, the Company reinvested $20.0 million in its Bridge Agency MBS Fund.

On July 31, 2023, Bridge Multifamily Fund III agreed to sell a portfolio of real estate assets to Bridge Multifamily CV LP (the “Continuation Fund”) in a transaction valued at $550 million, with additional equity raised by the Continuation Fund to support further investment in the portfolio of real estate assets. The Continuation Fund provides additional time and capital to further invest in the portfolio of real estate assets, while also offering liquidity to existing limited partners of Bridge Multifamily Fund III, who were provided a choice to receive liquidity or continue their investment in the Continuation Fund.
Credit Facility
On July 7, 2023, the Company repaid the outstanding balance of $80 million on its Credit Facility. On July 27, 2023, the Company made a draw of $80 million on its Credit Facility.

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
Overview
We are a leading, alternative investment manager, diversified across specialized asset classes, with approximately $48.9 billion of AUM as of June 30, 2023. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including Multifamily, Workforce and Affordable Housing, Seniors Housing, Single-Family Rental, Development, Net Lease Income, Logistics, Debt Strategies, Agency MBS, Office, Property Technology, Renewable Energy and Secondaries. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and secondaries investments that we believe are the most attractive.
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

Business Environment
Global markets shifted dramatically in 2022, experiencing significant volatility driven by increasing concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty, which has continued in 2023. Inflation persisted at multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that created, and are likely to continue to create, headwinds to economic growth. However, U.S. inflation has moderated somewhat and decreased from 5% in March 2023 to 3% in June 2023, its lowest point in the last two years.
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
Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of June 30, 2023, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.50% and the high average for a single fund is 2.50% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.
Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of June 30, 2023, we managed approximately 100% of the multifamily properties, 100% of the workforce and affordable housing properties, 80% of the office properties, and 44% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.5% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the condensed consolidated statements of operations.

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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of June 30, 2023, we had approximately $17.9 billion of carry-eligible fee-earning AUM across approximately 49 funds and other vehicles, of which 18 were in accrued carried interest positions.
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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 5.03%, respectively. The Credit Facility (as defined herein), executed in June 2022, incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“SOFR”) and an unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. As of June 30, 2023, the weighted-average interest rate on the Credit Facility was 7.00%.
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
Net Income (Loss) Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net Income (loss) Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC represent the economic interests held by management and third parties in the consolidated subsidiaries of the Operating Company, fund manager entities, and employees in those entities. These non-controlling interests are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
The following table presents a rollforward of our AUM for the three and six months ended June 30, 2023 and 2022 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AUM as of beginning of period	$48,805	$38,847	$43,292	$36,315
New capital / commitments raised(1)	319	1,389	6,181	2,490
Distributions / return of capital(2)	(327)	(461)	(513)	(1,044)
Change in fair value and acquisitions(3)	95	2,194	(68)	4,208
AUM as of end of period	$48,892	$41,969	$48,892	$41,969
Increase	87	3,122	5,600	5,654
Increase %	0.2%	8.0%	12.9%	15.6%
(1)New capital / commitments raised generally represents limited partner capital raised by our funds and other vehicles, including any reinvestments in our open-ended vehicles. New capital / commitments raised for the six months ended June 30, 2023 includes $5.1 billion of AUM attributed to the Newbury Acquisition.
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
Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The following table presents a rollforward of our total fee-earning AUM for the three and six months ended June 30, 2023 and 2022 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fee-earning AUM as of beginning of period	$22,168	$14,657	$17,334	$13,363
Increases (capital raised/deployment)(1)	254	985	5,224	2,550
Changes in fair market value	27	2	(13)	12
Decreases (liquidations/other)(2)	(211)	(102)	(307)	(383)
Fee-earning AUM as of end of period	$22,238	$15,542	$22,238	$15,542
Increase	$70	$885	$4,904	$2,179
Increase %	0.3%	6.0%	28.3%	16.3%
(1)Increases generally represent limited partner capital raised or deployed by our funds and other vehicles that is fee-earning when raised or deployed, respectively, including any reinvestments in our open-ended vehicles. Increases for the six months ended June 30, 2023 includes $4.3 billion of fee-earning AUM attributed to the Newbury Acquisition.
(2)Decreases generally represent liquidations of investments held by our funds or other vehicles or other changes in fee basis, including the change from committed capital to invested capital after the expiration or termination of the investment period.
Capital raising activities and deployment coupled with the launch of new funds led comparative fee-earning AUM, excluding contributions from the Newbury Acquisition, to increase $2.4 billion, or 16%, from June 30, 2022 to June 30, 2023.

The following table summarizes the balances of fee-earning AUM by fund as of June 30, 2023 and 2022 and December 31, 2022 (in millions):

	As of June 30,		As of December 31,
	2023	2022	2022
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,773	$2,038	$2,381
Bridge Multifamily Fund V	2,233	1,471	2,143
Newbury Equity Partners Fund V	1,951	—	—
Bridge Workforce Fund II	1,719	1,212	1,719
Bridge Opportunity Zone Fund IV	1,476	1,476	1,476
Newbury Equity Partners Fund IV	1,408	—	—
Bridge Multifamily Fund IV	1,358	1,342	1,347
Bridge Opportunity Zone Fund III	1,019	1,019	1,019
Newbury Equity Partners Fund III	895	—	—
Bridge Debt Strategies Fund III	872	1,137	1,028
Bridge Seniors Housing Fund II	782	797	793
Bridge Seniors Housing Fund I	615	626	615
Bridge Workforce Fund I	556	556	556
Bridge Opportunity Zone Fund V	551	240	504
Bridge Opportunity Zone Fund I	482	482	482
Bridge Office Fund I	424	499	478
Bridge Opportunity Zone Fund II	408	408	408
Bridge Debt Strategies IV JV Partners	349	158	142
Bridge Debt Strategies Fund II	280	280	280
Bridge Logistics U.S. Venture I	273	250	256
Bridge Agency MBS Fund	254	194	245
Bridge Net Lease Industrial Income Fund	233	95	179
Bridge Single-Family Rental Fund IV	231	227	229
Bridge Debt Strategies III JV Partners	211	264	223
Bridge Office Fund II	161	176	161
Bridge Debt Strategies II JV Partners	139	152	145
Bridge Multifamily Fund III	138	228	188
Bridge Office I JV Partners	108	130	132
Bridge Office III JV Partners	92	—	93
Bridge Seniors Housing Fund III	65	57	66
Newbury Equity Partners Fund VI	49	—	—
Bridge Opportunity Zone Fund VI	42	—	—
Morrocroft Neighborhood Fund III[1]	32	—	32
Bridge Logistics U.S. Venture II	26	—	—
Bridge Office II JV Partners	21	6	6
Bridge Solar Energy Development Fund I	7	—	—
Bridge Multifamily III JV Partners	4	4	4
Bridge Ventures Fund I	1	—	—
Bridge Debt Strategies I JV Partners	—	18	4
Total Fee-Earning AUM	$22,238	$15,542	$17,334
Average remaining fund life of closed-end funds, in years	7.2	$7.9	7.7
(1)    Morrocroft Neighborhood Fund III, LP is a single-family rental fund managed by Bridge Single-Family Rental Fund Manager LLC, which is a subsidiary of the Company.

Undeployed Capital
As of June 30, 2023, we had $4.1 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $3.0 billion is currently fee-earning based on commitments and $1.1 billion will be fee-earning if and when it is deployed.

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

	Investment Performance Summary as of June 30, 2023
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)

Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2012)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Mar 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	605	893	1,825	174	1.52x	1,999	2.24x	18.5%	18.0%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,576	1,476	398	2,551	1.98x	2,949	2.00x	20.5%	19.9%
Bridge Multifamily V (Jul 2021, to present)	2,257	1,103	962	27	757	0.81x	784	0.81x	(25.2)%	(21.8)%
Total Multifamily Funds(12)	$5,479	$3,284	$4,086	$3,794	$3,481	1.52x	$7,275	1.78x	18.1%	17.6%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$665	$592	$164	$1,058	2.03x	$1,222	2.06x	18.2%	18.2%
Bridge Workforce Housing II (Aug 2020, to present)	1,741	1,103	973	89	970	1.09x	1,059	1.09x	(0.5)%	—%
Total Workforce & Affordable Housing Funds(12)	$2,360	$1,768	$1,565	$253	$2,028	1.44x	$2,281	1.46x	12.5%	12.2%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$699	$622	$211	$219	0.68x	$430	0.69x	(15.3)%	(14.9)%
Bridge Office II (Dec 2019, Dec 2022)	208	215	242	76	214	1.20x	290	1.20x	5.7%	5.7%
Total Office Funds(12)	$781	$914	$864	$287	$433	0.84x	$720	0.83x	(10.8)%	(10.1)%

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$846	$732	$412	$386	0.92x	$798	1.09x	(1.1)%	(0.9)%
Bridge Seniors II (Mar 2017, Mar 2020)	820	865	736	248	683	1.26x	931	1.26x	3.2%	3.2%
Bridge Seniors III (Nov 2020, to present)	48	33	24	2	31	1.38x	33	1.38x	5.5%	5.3%
Total Seniors Housing Funds(12)	$1,446	$1,744	$1,492	$662	$1,100	1.11x	$1,762	1.18x	1.0%	1.1%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	N/A	$264	1.21x	5.9%	5.9%
Bridge Debt II (July 2016, July 2019)	1,002	249	2,645	2,840	272	1.35x	3,112	1.18x	8.7%	8.6%
Bridge Debt III (May 2018, May 2021)	1,624	876	5,809	5,551	892	1.29x	6,443	1.11x	9.0%	8.9%
Bridge Debt IV (Nov 2020, to present)	2,888	2,844	7,820	5,635	2,542	1.10x	8,177	1.05x	8.0%	7.2%
Total Debt Strategies Funds(12)	$5,646	$3,969	$16,493	$14,290	$3,706	1.17x	$17,996	1.09x	8.5%	8.3%

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
(9)Total Investment MOIC represents the MOIC for Total Investment Fair Value divided by Cumulative Investment Invested Capital.
(10)Investor Levered Net IRR is an annualized realized and unrealized internal rate of return to fee-paying fund investors, computed from inception based on the effective dates of cash inflows (capital contributions) and cash outflows (distributions) and the remaining fair value, net of the investors actual management fees, fund-level expenses, and carried interest. Net return information reflects aggregated fund-level returns for fee-paying investors using actual management fees paid by the fund. The actual management fee rates from individual investors will be higher and lower than the actual aggregate fund level rate. This return may differ from actual investor level returns due to timing, variance in fees paid by investors, and other investor-specific investment costs such as taxes. Because IRRs are time-weighted calculations, for newer funds with short measurement periods, IRRs may be amplified by fund leverage and early fund expenses and may not be meaningful. For IRRs calculated with an initial date less than one year from the reporting date, the IRR presented is de-annualized, representing such period's return.
(11)Investor Unlevered Net IRR is an annualized realized and unrealized internal rate of return to fee-paying fund investors, computed from inception based on the effective dates of cash inflows (capital contributions and drawdowns on fund lines of credit) and cash outflows (distributions and repayments on fund lines of credit) and the remaining fair value (after removing outstanding balances on fund lines of credit), net of the investors actual management fees, fund-level expenses, and carried interest. Net return information reflects aggregated fund-level returns for fee-paying investors using actual management fees paid by the fund. The actual management fee rates from individual investors will be higher and lower than the actual aggregate fund level rate. Because IRRs are time-weighted calculations, for newer funds with short measurement periods, this IRR may be amplified by early fund expenses and may not be meaningful. For IRRs calculated with an initial date less than one year from the reporting date, the IRR presented is de-annualized, representing such period's return.
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
Results of Operations
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Revenues

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2023	2022
Revenues:
Fund management fees	$60,317	$49,380	$10,937	22%
Property management and leasing fees	19,130	19,616	(486)	(2%)
Construction management fees	2,902	2,426	476	20%
Development fees	1,337	793	544	69%
Transaction fees	4,682	17,643	(12,961)	(73%)
Fund administration fees	4,304	3,657	647	18%
Insurance premiums	3,485	2,845	640	22%
Other asset management and property income	2,646	2,659	(13)	—%
Total revenues	$98,803	$99,019	$(216)	—%
Fund Management Fees. Our fee-earning AUM increased by $2.4 billion, or 16%, exclusive of the Newbury Acquisition, from June 30, 2022 to June 30, 2023. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.37% as of June 30, 2023 compared to 1.54% as of June 30, 2022. The decrease from June 30, 2022 was partially attributed to the Newbury Acquisition as these secondary funds generally have a lower weighted-average management fee range than other Bridge-sponsored funds.
Fund management fees increased by $10.9 million, or 22%, primarily attributed to the Newbury Acquisition coupled with timing of capital raising for Bridge Opportunity Zone Fund V, which launched in March 2022, and the final closings for Bridge Debt Strategies Fund IV and Bridge Workforce and Affordable Housing Fund II in the second half of 2022, and Bridge Multifamily Fund V in January 2023. These factors contributed an additional $17.1 million of fund management fees for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. These increases were partially offset by decreases of $6.2 million attributed to the timing of placement agent fees and timing of one-time catch-up fees.

There were no catch-up fees recognized for the three months ended June 30, 2023, compared to one-time catch-up fees of $4.0 million for the three months ended June 30, 2022, which were primarily attributed to the timing of capital raising for Bridge Multifamily Fund V, Bridge Workforce and Affordable Housing Fund II and Bridge Debt Strategies Fund IV. The following chart presents the composition of our fund management fees for the three months ended June 30, 2023 and 2022 (dollar amounts in millions)(1):
(1)Fund management fees for the three months ended June 30, 2022 excludes fees for those funds launched subsequent to such date.
Property Management and Leasing Fees. Property management and leasing fees decreased by $0.5 million, or 2%, primarily due to a reduction in leasing commissions, which was partially offset by a 6% increase in the number of workforce and affordable housing, seniors housing, and single-family rental properties under management.
Construction Management and Fees. Construction management fees increased by $0.5 million, or 20%, primarily due to commercial office and logistics properties under management.
Development Fees. Development fees increased by $0.5 million, or 69%, primarily due to timing of projects.
Transaction Fees. Transaction fees decreased by $13.0 million, or 73%, primarily due to a reduction in acquisition fees driven by lower volume of real estate transactions during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Fund Administration Fees. Fund administration fees increased by $0.6 million, or 18%, during the three months ended June 30, 2023, correlated with the increase in our AUM.
Insurance Premiums. Insurance premiums increased by $0.6 million, or 22%, largely due to the increase in AUM.

Investment income

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2023	2022
Investment (loss) income:
Incentive fees	$41	$—	$41	—
Performance allocations:
Realized	$8,425	$33,581	$(25,156)	(75)%
Unrealized	(19,284)	70,116	(89,400)	(128)%
Earnings from investments in real estate	215	1,251	(1,036)	(83)%
Total investment (loss) income	$(10,603)	$104,948	$(115,551)	(110)%
Performance allocations. Net performance allocations decreased by $114.6 million, or 111%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$(10,191)	$—	$66,381
BMF III GP	5,525	(10,049)	29,916	(11,121)
BOF II GP	—	(1,546)	—	796
BAMBS GP	—	(1,153)	—	(151)
BLV I GP	—	(241)	—	—
BWH I GP	—	(137)	—	17,192
BDS IV GP	—	—	493	(2,698)
BWH II GP	—	—	—	6,597
BSH III GP	—	148	—	—
BNLI GP	—	219	—	695
BSFR IV GP	—	388	—	—
BDS III GP	2,900	790	2,040	(3,900)
NEP V GP(1)	—	408	—	—
BDS II GP	—	2,080	1,132	(3,675)
Total	$8,425	$(19,284)	$33,581	$70,116
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount will be retained by the Company.
Unrealized performance allocation (loss) income is recorded one quarter in arrears, and as such the unrealized performance allocation (loss) income for the three months ended June 30, 2023 and 2022 reflects asset valuations as of March 31, 2023 and 2022, respectively. For the three months ended June 30, 2023, the decrease in unrealized performance allocations was largely due to market depreciation from properties within our multifamily funds, and includes the reversal of realized performance allocation income during the second quarters of both 2023 and 2022. For the three months ended June 30, 2023 and 2022, the realized performance allocations were primarily related to dispositions in Bridge Multifamily Fund III and tax distributions in Bridge Debt Strategies Funds II and III.

Expenses

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2023	2022
Expenses:
Employee compensation and benefits	$56,376	$46,693	$9,683	21%
Incentive fee compensation	3	—	3	—
Performance allocations compensation:
Realized	495	2,165	(1,670)	(77)%
Unrealized	(4,649)	7,987	(12,636)	(158)%
Loss and loss adjustment expenses	1,684	1,439	245	17%
Third-party operating expenses	5,219	6,749	(1,530)	(23)%
General and administrative expenses	12,872	9,769	3,103	32%
Depreciation and amortization	5,118	887	4,231	477%
Total expenses	$77,118	$75,689	$1,429	2%
Employee Compensation and Benefits. Employee compensation and benefits increased by $9.7 million, or 21%, largely due to a net increase of $5.1 million in salaries and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, which was largely offset by a reduction in bonus expense. An additional increase of $4.6 million was attributed to Restricted Stock and RSUs that were issued January 2023 and the additional expense related to the 2022 profits interests awards granted in the third quarter of 2022 and 2023 profits interests granted in the first quarter of 2023.
Performance Allocation Compensation. Net performance allocation compensation decreased by approximately $14.3 million, or 141%, due to a $12.6 million decrease in unrealized performance allocation compensation and a decrease of $1.7 million related to realized performance allocation awards, which is directly correlated to our performance allocations (loss) income during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $0.2 million, or 17%, primarily due to tenant, workers compensation, and general liability insurance losses incurred or paid during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Third-party Operating Expenses. Third-party operating expenses decreased by $1.5 million, or 23%, primarily due to a reduction in leasing commissions and operating expenses related to seniors housing properties managed.
General and Administrative Expenses. General and administrative expenses increased by $3.1 million, or 32%, primarily attributed to $2.2 million of consolidated fund-level expenses coupled with increases in professional services, software licensing fees, and other expenses correlated with the increase in AUM and the number of properties managed.
Depreciation and Amortization. Depreciation and amortization increased by $4.2 million, or 477%, primarily attributed to additional amortization for intangibles acquired as part of the Newbury Acquisition.
Other income (expense)

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2023	2022
Other income (expense)
Realized and unrealized (losses) gains, net	$(1,367)	$3,489	$(4,856)	(139)%
Interest income	3,728	1,353	2,375	176%
Interest expense	(8,735)	(2,901)	(5,834)	201%
Total other (loss) income	$(6,374)	$1,941	$(8,315)	(428)%

Realized and Unrealized (Losses) Gains, Net. Net realized and unrealized (losses) gains decreased by $4.9 million, or 139%, for the three months ended June 30, 2023, primarily due to unrealized appreciation recognized on certain other investments during the second quarter of 2022.
Interest Income. Interest income increased by $2.4 million, or 176%, largely due to additional interest income driven by the increase in interest rates and the weighted-average outstanding cash and cash equivalents between periods, timing of distribution income and of short-term borrowings by our funds.
Interest Expense. Interest expense increased by $5.8 million, or 201%, due to the $150 million of 2022 Private Placement Notes that funded in July 2022, which have a weighted-average interest rate of 5.05%, the $150 million of 2023 Private Placement Notes that funded in March 2023, which have a weighted-average interest rate of 6.01%, and the $80.0 million of net proceeds drawn on the Credit Facility during 2023.
Net (Loss) Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings LLC is comprised of non-controlling interests related to the Operating Company’s subsidiaries and to our profits interests programs. The following table summarizes the allocation of net (loss) income to the non-controlling interests in the Operating Company (in thousands):

	Three Months Ended June 30,
	2023	2022
Non-controlling interests related to General Partners - realized	$5,066	$18,409
Non-controlling interests related to General Partners - unrealized	(6,173)	32,316
Non-controlling interests related to Fund Managers	(3,189)	(2,228)
Non-controlling interests related to 2019 profits interests awards	110	44
Non-controlling interests related to 2020 profits interests awards	—	689
Non-controlling interests related to 2021 profits interests awards	—	518
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(4,186)	$49,748
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $6.2 million and $61.7 million during the three months ended June 30, 2023 and 2022, respectively.
On January 1, 2023, certain of the Company’s 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units. Certain of the 2021 profits interests awards were collapsed into Class A Units in the Operating Company (or shares of our Class A common stock) on July 1, 2023. The 2021 profits interests were collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined subsequently) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This will result in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there will also be a corresponding increase in the number of outstanding Class A Units at the Operating Company (or shares of our Class A common stock).
Income tax expense
Income tax expense increased by $1.6 million, or 28%, primarily due to the reversal of unrealized accrued performance allocations during the six months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenues

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2023	2022
Revenues:
Fund management fees	$114,166	$102,080	$12,086	12%
Property management and leasing fees	39,029	37,895	1,134	3%
Construction management fees	6,187	4,312	1,875	43%
Development fees	1,672	2,052	(380)	(19%)
Transaction fees	7,059	39,641	(32,582)	(82%)
Fund administration fees	8,480	7,297	1,183	16%
Insurance premiums	8,214	5,261	2,953	56%
Other asset management and property income	5,443	4,614	829	18%
Total revenues	$190,250	$203,152	$(12,902)	(6%)
Fund Management Fees. Our fee-earning AUM increased by $2.4 billion, or 16%, exclusive of the Newbury Acquisition, from June 30, 2022 to June 30, 2023. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.37% as of June 30, 2023 compared to 1.54% as of June 30, 2022. The decrease from June 30, 2022 was partially attributed to the Newbury Acquisition as these secondary funds generally have a lower weighted-average management fee range than other Bridge-sponsored funds.
Fund management fees increased by $12.1 million, or 12%, primarily attributed to the Newbury Acquisition coupled with the timing of capital raising for Bridge Opportunity Zone Fund V, which launched in March 2022, and the final closings for Bridge Multifamily Fund V in January 2023 and Bridge Debt Strategies Fund IV and Bridge Workforce and Affordable Housing Fund II in the second half of 2022. These factors contributed an additional $24.2 million of fund management fees for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These increases were partially offset by decreases of $12.1 million due to the timing of placement agent and one-time catch-up fees and reductions in fee-earning AUM attributed to fund-level assets realized during the respective periods.

Included in fund management fees are one-time catch-up fees of $2.7 million for the six months ended June 30, 2023, which were primarily related to Bridge Multifamily Fund V and Bridge Opportunity Zone Fund V, compared to one-time catch-up fees of $12.4 million for the six months ended June 30, 2022, which were primarily attributed to the timing of capital raising for Bridge Multifamily Fund V, Bridge Workforce and Affordable Housing Fund II, and Bridge Debt Strategies Fund IV. The following chart presents the composition of our fund management fees for the six months ended June 30, 2023 and 2022 (dollar amounts in millions)(1):
(1)Fund management fees for the six months ended June 30, 2022 excludes fees for those funds launched subsequent to such date.
Property Management and Leasing Fees. Property management and leasing fees increased by $1.1 million, or 3%, primarily due to a 6% increase in the number of workforce and affordable housing, seniors housing and single-family rental properties under management, which was partially offset by a reduction in leasing commissions.
Construction Management Fees. Construction management fees increased by $1.9 million, or 43%, primarily due to multifamily and commercial office properties under management.
Development Fees. Development fees decreased by $0.4 million, or 19%, primarily due to timing of projects.
Transaction Fees. Transaction fees decreased by $32.6 million, or 82%, primarily driven by a $27.9 million decrease in due diligence fees attributed to a slowdown in the deployment of capital during the six months ended June 30, 2023. The remaining $4.7 million decrease was related to a reduction of debt origination fees, which was largely due to origination fees for mortgages related to deployment during the first quarter of 2022.
Fund Administration Fees. Fund administration fees increased by $1.2 million, or 16%, during the six months ended June 30, 2023 largely due to the increase in fee-earning AUM.
Insurance Premiums. Insurance premiums increased by $3.0 million, or 56%, largely due to the increase in AUM.
Other Asset Management and Property Income. Other asset management and property income increased by $0.8 million, or 18%, primarily due to an increase in other income driven by the growth in AUM.

Investment income

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2023	2022
Investment (loss) income:
Incentive fees	$41	$—	$41	—%
Performance allocations:
Realized	11,587	42,518	(30,931)	(73)%
Unrealized	(126,309)	135,978	(262,287)	(193)%
Earnings from investments in real estate	215	1,291	(1,076)	(83)%
Total investment (loss) income	$(114,466)	$179,787	$(294,253)	(164)%
Performance allocations. Net performance allocations decreased by $293.2 million, or 164%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$(37,518)	$—	$105,464
BMF III GP	5,798	(22,529)	31,625	(1,820)
BWH I GP	—	(22,289)	—	26,003
BDS III GP	2,900	(15,599)	7,604	(7,501)
BWH II GP	—	(13,774)	—	9,295
BDS II GP	—	(4,881)	2,796	(1,954)
BSFR IV GP	—	(3,222)	—	—
BOF II GP	—	(2,974)	—	4,416
BDS IV GP	2,889	(2,889)	493	2,154
BLV I GP	—	(1,852)	—	—
BSH III GP	—	170	—	—
BOF I GP	—	—	—	(65)
BNLI GP	—	304	—	695
BAMBS GP	—	336	—	(709)
NEP V GP(1)	—	408	—	—
Total	$11,587	$(126,309)	$42,518	$135,978
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount will not be retained by the Company.
The realized performance income and unrealized performance income (loss) allocation is recorded one quarter in arrears, and as such the performance allocation income (loss) for the six months ended June 30, 2023 and 2022 reflects asset valuations as of March 31, 2023 and 2022, respectively. For the six months ended June 30, 2023, the decrease in unrealized performance allocations was largely due to market depreciation from properties within our multifamily and workforce and affordable housing funds and within our credit funds, and includes the reversal of realized performance allocation income during the respective period. For the six months ended June 30, 2023 and 2022, the realized performance allocations were primarily related to dispositions in Bridge Multifamily Fund III and tax distributions in Bridge Debt Strategies Funds III and IV.
Fair value of the accrued performance allocations is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis. Subsequent to the quarter ended June 30, 2023, Bridge Multifamily Fund III sold the majority of its assets to a newly formed continuation vehicle managed by Bridge. This transaction included a liquidity discount which is expected to reduce our total accrued performance allocation by approximately 6% to 8%, and is not yet reflected in reported amounts. In addition, any other changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts.

Expenses

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2023	2022
Expenses:
Employee compensation and benefits	$107,553	$94,172	$13,381	14%
Incentive fee compensation	3	—	3	—%
Performance allocations compensation:
Realized	2,227	2,725	(498)	(18)%
Unrealized	(19,319)	17,225	(36,544)	(212)%
Loss and loss adjustment expenses	4,004	3,191	813	25%
Third-party operating expenses	11,329	13,517	(2,188)	(16)%
General and administrative expenses	26,765	19,277	7,488	39%
Depreciation and amortization	6,211	1,520	4,691	309%
Total expenses	$138,773	$151,627	$(12,854)	(8)%
Employee Compensation and Benefits. Employee compensation and benefits increased by $13.4 million, or 14%, largely due to a net increase of $6.7 million in salaries and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, which was largely offset by a reduction in bonus expense. An additional increase of $6.7 million was attributed to Restricted Stock and RSU awards granted in January 2023 and the additional expense related to the 2022 profits interests awards that were granted in the third quarter of 2022 and the 2023 profits interests awards that were granted in the first quarter of 2023.
Performance Allocation Compensation. Performance allocation compensation decreased by $37.0 million, or 186%, primarily due to a $36.5 million decrease in unrealized performance allocation compensation and a decrease of $0.5 million related to realized performance allocation awards, which is directly correlated to our performance allocation (loss) during the six months ended June 30, 2023 compared to performance allocation income during the six months ended June 30, 2022.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $0.8 million, or 25%, primarily due to tenant, workers compensation, and general liability insurance losses incurred or paid during the six months ended June 30, 2023 compared to 2022.
Third-party Operating Expenses. Third-party operating expenses decreased by $2.2 million, or 16%, primarily due to a decrease in leasing commissions and a reduction in operating expenses related to seniors housing properties managed.
General and Administrative Expenses. General and administrative expenses increased by $7.5 million, or 39%, primarily due to $3.5 million of transaction costs incurred related to the Newbury Acquisition, $2.2 million of consolidated fund-level expenses, $0.6 million related to lease termination costs for one our corporate offices, an increase in professional services, software licensing fees, rent and other expenses correlated with the increase in AUM and the number of properties managed.
Depreciation and Amortization. Depreciation and amortization increased by $4.7 million, or 309%, primarily attributed to additional amortization for intangibles acquired as part of the Newbury Acquisition.
Other income (expense)

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2023	2022
Other income (expense)
Realized and unrealized gains (losses), net	$120	$3,916	$(3,796)	(97)%
Interest income	7,182	2,562	4,620	180%
Interest expense	(12,881)	(4,522)	(8,359)	185%
Total other income	$(5,579)	$1,956	$(7,535)	(385)%

Realized and Unrealized Gains (Losses), Net. Net realized and unrealized gains (losses) decreased by $3.8 million, or 97%, for the six months ended June 30, 2023, primarily due to unrealized appreciation recognized on certain other investments during the second quarter of 2022.
Interest Income. Interest income increased by $4.6 million, or 180%, largely due to the timing of short-term borrowings by Bridge-sponsored funds coupled with an increase in the related weighted-average outstanding interest rate between periods, as well as an increase in the weighted-average outstanding cash and cash equivalents between periods.
Interest Expense. Interest expense increased by $8.4 million, or 185%, primarily due to the $150 million of 2022 Private Placement Notes that funded in July 2022, which have a weighted-average interest rate of 5.05%, the $150 million of 2023 Private Placement Notes that funded in March 2023, which have a weighted-average interest rate of 6.01%, and the $80.0 million of net proceeds drawn on the Credit Facility during 2023.
Net (Loss) Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC is comprised of non-controlling interests related to the Operating Company’s subsidiaries and to our profits interests programs. The following table summarizes the allocation of net (loss) income to the non-controlling interests in the Operating Company (in thousands):

	Six Months Ended June 30,
	2023	2022
Non-controlling interests related to General Partners - realized	$5,685	$24,502
Non-controlling interests related to General Partners - unrealized	(60,751)	63,086
Non-controlling interests related to Fund Managers	(5,479)	(2,606)
Non-controlling interests related to 2019 profits interests awards	110	44
Non-controlling interests related to 2020 profits interests awards	—	917
Non-controlling interests related to 2021 profits interests awards	—	518
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(60,435)	$86,461
Net (Loss) Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $7.0 million and net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $112.7 million during the six months ended June 30, 2023 and 2022, respectively.
On January 1, 2023, certain of the Company’s 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units. Certain of the 2021 profits interests awards were collapsed into Class A Units in the Operating Company (or shares of our Class A common stock) on July 1, 2023. The profits interests were collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined subsequently) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This will result in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there will also be a corresponding increase in the number of outstanding Class A Units at the Operating Company (or shares of our Class A common stock).
Income tax expense
Income tax expense decreased by $9.8 million, or 86%, primarily due to the reversal of unrealized accrued performance allocations during the six months ended June 30, 2023.

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
Distributable Earnings differs from net income before provision for income taxes, computed in accordance with GAAP in that it does not include depreciation and amortization, income (loss) from consolidated Bridge-sponsored funds, unrealized performance allocations and related compensation expense, unrealized gains (losses), share-based compensation, cash net income attributable to non-controlling interests, charges (credits) related to corporate actions and non-recurring items. Such items, where applicable, include: charges associated with acquisitions or strategic investments, changes in the TRA liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Distributable Earnings is not a measure of performance calculated in accordance with GAAP. Although we believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance, the use of Distributable Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” prepared in accordance with GAAP. Our calculations of Distributable Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.
Fee Related Earnings. Fee Related Earnings is a supplemental performance measure used to assess our ability to generate profits from fee-based revenues that are measured and received on a recurring basis. Fee Related Earnings differs from net income (loss) before provision for income taxes, computed in accordance with GAAP in that it adjusts for the items included in the calculation of Distributable Earnings, and also adjusts Distributable Earnings to exclude realized performance allocations income and related compensation expense, net insurance income, earnings from investments, net insurance income, earnings from investments, net interest (interest income less interest expense), net realized gain (loss), income (loss) from consolidated fund investments, and, if applicable, certain general and net administrative expenses when the timing of any future payment is uncertain. Fee Related Earnings is not a measure of performance calculated in accordance with GAAP. The use of Fee Related Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. Our calculations of Fee Related Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.

Fee Related Revenues. Fee Related Revenues is a component of Fee Related Earnings. Fee Related Revenues includes fund management fees, transaction fees net of any third-party operating expenses, net earnings from Bridge property operators, development fees, and other asset management and property income. Net earnings from Bridge property operators is calculated as a summation of property management, leasing fees and construction management fees less third-party operating expenses and property operating expenses. Property operating expenses is calculated as a summation of employee compensation and benefits, general and administrative expenses and interest expense at our property operators. We believe our vertical integration enhances returns to our shareholders and fund investors, and we view the net earnings from Bridge property operators as part of our fee related revenue as these services are provided to essentially all of the real estate properties in our equity funds. Net earnings from Bridge property operators is a metric that is included in management’s review of our business. Please refer to the reconciliation below to the comparable line items on the condensed consolidated statements of operations. Fee Related Revenues differs from revenue computed in accordance with GAAP in that it excludes insurance premiums and income (loss) from consolidated fund investments. Additionally, Fee Related Revenues is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds.
Fee Related Expenses. Fee Related Expenses is a component of Fee Related Earnings. Fee Related Expenses differs from expenses computed in accordance with GAAP in that it does not include incentive fee compensation, performance allocations compensation, share-based compensation, loss and loss adjustment expenses associated with our insurance business, depreciation and amortization, or charges (credits) related to corporate actions and non-recurring items, expenses from consolidated fund investments, and expenses attributable to non-controlling interests in consolidated entities. Additionally, Fee Related Expenses is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds. Fee Related Expenses are used in management’s review of the business. Please refer to the reconciliation below to the comparable line items on the condensed consolidated statements of operations.
Fee Related Revenues and Fee Related Expenses are presented separately in our calculation of non-GAAP measures in order to better illustrate the profitability of our Fee Related Earnings.

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(2,760)	$124,382	$(70,192)	$221,886
Income tax expense	7,468	5,837	1,624	11,382
Income (loss) before provision for income taxes	4,708	130,219	(68,568)	233,268
Depreciation and amortization	5,118	887	6,211	1,520
Impact of fund consolidation	2,259	—	2,259	—
Less: Unrealized performance allocations	19,284	(70,116)	126,309	(135,978)
Plus: Unrealized performance allocations compensation	(4,649)	7,987	(19,319)	17,225
Less: Unrealized (gains) losses, net	1,368	(3,483)	(125)	(3,962)
Plus: Share-based compensation	11,119	6,553	20,479	13,818
Plus: Transaction and non-recurring costs(1)	—	—	4,118	—
Less: Cash income attributable to non-controlling interests in subsidiaries	865	977	2,721	1,127
Less: Net realized performance allocations attributable to non-controlling interests	(5,066)	(18,409)	(5,685)	(24,502)
Distributable Earnings attributable to the Operating Company	35,006	54,615	68,400	102,516
Realized performance allocations and incentive fees	(8,466)	(33,581)	(11,628)	(42,518)
Realized performance allocations and incentive fees compensation	498	2,165	2,230	2,725
Net realized performance allocations to non-controlling interests	5,066	18,409	5,685	24,502
Net insurance (income) loss	(1,801)	(1,406)	(4,210)	(2,070)
(Earnings) losses from investments in real estate	(215)	(1,251)	(215)	(1,291)
Net interest (income) expense and realized (gain) loss	5,006	1,529	5,704	1,979
Less: Cash income attributable to non-controlling interests in subsidiaries	(865)	(977)	(2,721)	(1,127)
Total Fee Related Earnings	34,229	39,503	63,245	84,716
Total Fee Related Earnings attributable to non-controlling interests	865	977	2,721	1,127
Total Fee Related Earnings attributable to the Operating Company	$35,094	$40,480	$65,966	$85,843
(1)    Transaction costs and non-recurring expenses represent transaction costs related to the Newbury Acquisition and lease termination costs related to one of our corporate offices.

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fund-level fee revenues
Fund management fees	$60,353	$49,380	$114,202	$102,080
Transaction fees	4,682	17,643	7,059	39,641
Total net fund-level fee revenues	65,035	67,023	121,261	141,721
Net earnings from Bridge property operators	2,828	2,108	6,071	4,318
Development fees	1,337	793	1,672	2,052
Fund administration fees	4,304	3,657	8,480	7,297
Other asset management and property income	2,636	2,659	5,433	4,614
Fee Related Revenues	76,140	76,240	142,917	160,002
Cash-based employee compensation and benefits	(35,248)	(30,120)	(66,870)	(61,946)
Net administrative expenses	(6,663)	(6,617)	(12,802)	(13,340)
Fee Related Expenses	(41,911)	(36,737)	(79,672)	(75,286)
Total Fee Related Earnings	34,229	39,503	63,245	84,716
Total Fee Related Earnings attributable to non-controlling interests	865	977	2,721	1,127
Total Fee Related Earnings to the Operating Company	35,094	40,480	65,966	85,843
Realized performance allocations and incentive fees	8,466	33,581	11,628	42,518
Realized performance allocations and incentive fees compensation	(498)	(2,165)	(2,230)	(2,725)
Net realized performance allocations attributable to non-controlling interests	(5,066)	(18,409)	(5,685)	(24,502)
Net insurance income (loss)	1,801	1,406	4,210	2,070
Earnings (losses) from investments in real estate	215	1,251	215	1,291
Net interest income (expense) and realized gain (loss)	(5,006)	(1,529)	(5,704)	(1,979)
Distributable Earnings attributable to the Operating Company	$35,006	$54,615	$68,400	$102,516

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash-based employee compensation and benefits	$35,248	$30,120	$66,870	$61,946
Compensation expense of Bridge property operators	10,009	10,020	20,204	18,408
Share-based compensation	11,119	6,553	20,479	13,818
Employee compensation and benefits	$56,376	$46,693	$107,553	$94,172

Administrative expenses, net of Bridge property operators	$6,663	$6,617	$12,802	$13,340
Administrative expenses of Bridge property operators	3,976	3,152	7,612	5,937
Transaction and non-recurring costs	—	—	4,118	—
Impact of fund consolidation	2,233	—	2,233	—
General and administrative expenses	$12,872	$9,769	$26,765	$19,277

Unrealized gains (losses)	$(1,368)	$3,483	$125	$3,962
Other expenses from Bridge property operators	—	(13)	—	(27)
Net interest income (expense) and realized gain (loss)	(5,006)	(1,529)	(5,704)	(1,979)
Total other (loss) income	$(6,374)	$1,941	$(5,579)	$1,956
Distributable Earnings and Fee Related Earnings to the Operating Company
Total Fee Related Earnings to the Operating Company decreased by $5.4 million, or 13%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, while Distributable Earnings to the Operating Company decreased by $19.6 million, or 36%, during the same period due to the following:
•Total fee related revenues decreased by $0.1 million, principally due to:
◦Transaction fees decreased by $13.0 million, or 73%, due to reduced volume of real estate transactions attributed to the current macroeconomic environment, including increasing interest rates and availability of debt financing; and
◦Fund management fees increased by $11.0 million, or 22%, primarily due to the timing of capital raising between 2023 and 2022.
•Net earnings from Bridge property operators increased by $0.7 million, or 34%, driven by an increase in number of managed units as of June 30, 2023 compared to June 30, 2022.
•Fee related expenses increased by $5.2 million, or 14%, principally due to:
◦Cash-based employee compensation and benefits increased by $5.1 million, or 17%, primarily due to increased headcount driven by the 16% increase in our fee-earning AUM, exclusive of the Newbury Acquisition, and new investment strategies launched in 2022, which was partially offset by a reduction in 2023 bonuses; and
◦Net administrative expenses increased by $46,000, or 1%, primarily due to an increase in professional services, software licensing fees, and other additional expenses correlated with the increase in AUM and the number of properties managed.

•Net of related compensation, realized performance allocations and incentive fees decreased by $23.4 million, or 75%, compared to 2022, due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III.
Total Fee Related Earnings to the Operating Company decreased by $19.9 million, or 23%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, while Distributable Earnings to the Operating Company decreased by $34.1 million, or 33%, during the same period due to the following:
•Total fee related revenues decreased by $17.1 million, or 11%, principally due to:
◦Transaction fees decreased by $32.6 million, or 82%, due to reduced volume of real estate transactions attributed to the current macroeconomic environment, including increasing interest rates and availability of debt financing; and
◦Fund management fees increased by $12.1 million, or 12%, primarily due to the timing of capital raising between 2023 and 2022.
•Net earnings from Bridge property operators increased by $1.8 million, or 41%, driven by an increase in number of managed units as of June 30, 2023 compared to June 30, 2022.
•Fee related expenses increased by $4.4 million, or 6%, principally due to:
◦Cash-based employee compensation and benefits increased by $4.9 million, or 8%, primarily due to increased headcount driven by the 16% increase in our fee-earning AUM, exclusive of the Newbury Acquisition, and new investment strategies launched in 2022, which was partially offset by a reduction in 2023 bonuses; and
◦Net administrative expenses decreased by $0.5 million, or 4%, primarily due to one-time transaction costs related to the Newbury Acquisition, lease termination costs for one our corporate offices, and an increase in professional services, software licensing fees, rent and other additional expenses correlated with the increase in AUM.
•Net of related compensation, realized performance allocations and incentive fees decreased by $30.4 million, or 76%, compared to 2022, primarily due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II, III and IV.
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
As of June 30, 2023 and December 31, 2022, we had total assets of $1,346.4 million and $1,154.8 million, respectively, which included $71.0 million and $183.6 million of cash and cash equivalents, respectively, and total liabilities of $730.7 million and $508.5 million, respectively. There were no borrowings outstanding under the Credit Facility. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.

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
The following table presents a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$72,676	$142,379
Net cash (used in) provided by investing activities	(339,035)	25,605
Net cash provided by (used in) financing activities	153,039	(141,678)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(113,320)	$26,306
Operating Activities
Cash (used in) provided by operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance allocations and incentive fees, the related non-cash performance allocations and incentive fee related compensation expense, non-cash investment income, non-cash share-based compensation, depreciation, amortization and impairments, and the effect of changes in working capital and other activities. Operating cash inflows primarily included the receipt of management fees, property management and leasing fees, and realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general and administrative expenses.
For the six months ended June 30, 2023 — cash provided by operating activities was $72.7 million, primarily consisting of adjustments for non-cash items of $135.2 million offset by a net loss during the period of $70.2 million and cash provided by operating assets and liabilities of $7.7 million. Adjustments for non-cash items primarily consisted of a $126.3 million reversal of unrealized performance allocations, $20.5 million of share-based compensation, and $6.2 million of depreciation and amortization, which was partially offset by a reduction of $19.3 million in unrealized accrued performance allocations compensation.
For the six months ended June 30, 2022 — cash provided by operating activities was $142.4 million, consisting of net income of $221.9 million offset by adjustments for non-cash items of $107.4 million and cash provided by operating assets and liabilities of $27.9 million. Adjustments for non-cash items primarily consisted of $136.0 million unrealized performance allocations and $4.8 million of equity in income from equity method investments, which was offset by $13.8 million of share-based compensation and $17.2 million of unrealized accrued performance allocations compensation.
Investing Activities
Our investing activities primarily consist of lending to affiliate entities and investing activities related to our other investments.
For the six months ended June 30, 2023 — net cash used in investing activities of $339.0 million primarily consisted of $319.4 million in cash paid for the Newbury Acquisition, issuances of notes receivable of $135.0 million, and $30.7 million for purchases of investments. These decreases were primarily offset by $143.3 million in collections of notes receivable related to our lending activities to affiliate entities.

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
For the six months ended June 30, 2023 — net cash provided by financing activities of $153.0 million was largely due to the $150.0 million in proceeds received from our 2023 Private Placement Notes, net proceeds of $80.0 million drawn on our Credit Facility, both of which were used to fund the Newbury Acquisition, and $4.2 million of capital contributions from non-controlling interests. These increases were partially offset by $68.7 million of distributions paid to non-controlling interests, $10.4 million of dividends paid to our Class A common stockholders, and the payment of deferred financing costs related to the amendment to our Credit Facility and the 2023 Private Placement Notes.
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
The weighted-average interest rate in effect for the Credit Facility as of June 30, 2023 was 7.00%. As of June 30, 2023, $80.0 million was outstanding on the Credit Facility.
On July 7, 2023, the Company repaid the outstanding balance of $80 million on its Credit Facility. On July 27, 2023, the Company made a draw of $80 million on its Credit Facility.

Private Placement Notes
On July 22, 2020, the Operating Company entered into a $150.0 million note purchase agreement, pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $75.0 million of 3.9% notes with a five-year term maturing on July 22, 2025, and $75.0 million of 4.15% notes with a seven-year term maturing on July 22, 2027 (the “2020 Private Placement Notes”).
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
Debt Covenants
As of June 30, 2023 and December 31, 2022, the Company was in full compliance with all debt covenants.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022 and Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2023.
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
Interest Rate Risk
As of June 30, 2023, we had cash of $35.4 million deposited in non-interest bearing accounts and $35.6 million deposited in an interest-bearing account, with limited to no interest rate risk. In addition, our Credit Facility bears interest based on a margin over SOFR (see the disclosures contained in “—Corporate Credit Facilities”). Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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
There were no unregistered equity securities sold from January 1, 2023 to June 30, 2023, other than as previously disclosed in our current reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: August 8, 2023	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Katherine Elsnab
Katherine Elsnab
Chief Financial Officer (Principal Financial Officer)