Form 10-Q
period 2023-09-30
Bridge Investment Group Holdings Inc.
filed 2023-11-08
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, the registrant had 34,223,059 shares of Class A common stock ($0.01 par value per share) outstanding and 84,117,321 shares of Class B common stock ($0.01 par value per share) outstanding.

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
◦Bridge Multifamily CV GP LLC (“BMF CV GP”)
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$47,860	$183,576
Restricted cash	9,894	9,689
Marketable securities, at fair value	12,800	14,614
Receivables from affiliates	48,547	53,804
Notes receivable from affiliates	54,175	67,244
Other assets	89,091	70,466
Other investments	200,483	85,456
Accrued performance allocations	377,474	554,723
Intangible assets, net	144,532	4,894
Goodwill	233,365	55,982
Deferred tax assets, net	60,208	54,387
Total assets	$1,278,429	$1,154,835
Liabilities and equity
Accrued performance allocations compensation	$49,317	$66,754
Accrued compensation and benefits	20,902	15,643
Accounts payable and accrued expenses	24,290	24,942
Due to affiliates	55,029	51,966
General Partner Notes Payable, at fair value	4,165	8,633
Insurance loss reserves	9,239	9,445
Self-insurance reserves and unearned premiums	3,930	3,453
Line of credit	50,000	—
Other liabilities	44,029	30,386
Notes payable	446,081	297,294
Total liabilities	$706,982	$508,516
Commitments and contingencies (Note 17)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized; 0 issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 34,369,805 and 29,488,521 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	344	295
Class B common stock, $0.01 par value, 237,680,340 and 237,837,544 authorized; 84,117,321 and 85,301,127 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	841	853
Additional paid-in capital	79,060	63,939
(Accumulated deficit) retained earnings	(4,410)	14,230
Accumulated other comprehensive loss	(135)	(220)
Bridge Investment Group Holdings Inc. equity	75,700	79,097
Non-controlling interests in Bridge Investment Group Holdings LLC	300,142	309,677
Non-controlling interests in Bridge Investment Group Holdings Inc.	195,605	257,545
Total equity	571,447	646,319
Total liabilities and equity	$1,278,429	$1,154,835
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Fund management fees	$61,450	$64,096	$175,616	$166,176
Property management and leasing fees	19,507	18,788	58,536	56,683
Construction management fees	3,086	3,414	9,273	7,727
Development fees	247	986	1,919	3,037
Transaction fees	9,679	11,532	16,738	51,172
Fund administration fees	4,359	3,808	12,839	11,105
Insurance premiums	4,654	3,387	12,868	8,648
Other asset management and property income	3,289	4,413	8,732	9,027
Total revenues	106,271	110,424	296,521	313,575
Investment (loss) income:
Incentive fees	—	—	41	—
Performance allocations:
Realized	20,225	22,308	31,812	64,826
Unrealized	(50,940)	(16,367)	(177,249)	119,611
Earnings from investments in real estate	537	818	752	2,109
Total investment (loss) income	(30,178)	6,759	(144,644)	186,546
Expenses:
Employee compensation and benefits	58,557	54,968	166,111	149,140
Incentive fee compensation	1	—	4	—
Performance allocations compensation:
Realized	2,712	1,321	4,939	4,047
Unrealized	1,788	3,789	(17,531)	21,014
Loss and loss adjustment expenses	2,953	2,204	6,957	5,395
Third-party operating expenses	5,520	6,125	16,849	19,642
General and administrative expenses	12,142	10,685	38,903	29,961
Depreciation and amortization	5,275	703	11,487	2,223
Total expenses	88,948	79,795	227,719	231,422
Other income (expense):
Realized and unrealized (losses) gains, net	(519)	399	(399)	4,315
Interest income	4,428	1,904	11,609	4,466
Interest expense	(7,841)	(4,247)	(20,722)	(8,769)
Total other (loss) income	(3,932)	(1,944)	(9,512)	12
(Loss) income before provision for income taxes	(16,787)	35,444	(85,354)	268,711
Income tax expense	(1,107)	(3,203)	(2,731)	(14,585)
Net (loss) income	(17,894)	32,241	(88,085)	254,126
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(19,958)	1,381	(80,393)	87,842
Net income (loss) attributable to Bridge Investment Group Holdings LLC	2,064	30,860	(7,692)	166,284
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	1,770	25,861	(5,248)	138,574
Net income (loss) attributable to Bridge Investment Group Holdings Inc.	$294	$4,999	$(2,444)	$27,710
(Loss) earnings per share of Class A common stock—Basic and Diluted (Note 21)	$(0.04)	$0.17	$(0.25)	$0.96
Weighted-average shares of Class A common stock outstanding—Basic and Diluted (Note 21)	25,956,587	24,157,236	25,392,481	23,778,524
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income	$(17,894)	$32,241	$(88,085)	$254,126
Other comprehensive income (loss)—foreign currency translation adjustments, net of tax	20	(162)	85	(166)
Total comprehensive (loss) income	(17,874)	32,079	(88,000)	253,960
Less: comprehensive (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(19,958)	1,381	(80,393)	87,842
Comprehensive income (loss) attributable to Bridge Investment Group Holdings LLC	2,084	30,698	(7,607)	166,118
Less: comprehensive income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	1,770	25,861	(5,248)	138,574
Comprehensive income (loss) attributable to Bridge Investment Group Holdings Inc.	$314	$4,837	$(2,359)	$27,544
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of June 30, 2023	$328	$851	$83,374	$1,101	$(155)	$321,247	$208,915	$615,661
Net income (loss)	—	—	—	294	—	(19,958)	1,770	(17,894)
Conversion of profit interest awards	5	—	(5,648)	—	—	—	—	(5,643)
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	11	(10)	(154)	—	—	—	—	(153)
Capital contributions from non-controlling interests	—	—	—	—	—	12,616	—	12,616
Share-based compensation, net of forfeitures	—	—	4,817	—	—	209	5,629	10,655
Distributions	—	—	—	—	—	(13,972)	(24,038)	(38,010)
Dividends on Class A Common Stock/Units, $0.17 per share	—	—	—	(5,805)	—	—	—	(5,805)
Foreign currency translation adjustment	—	—	—	—	20	—	—	20
Reallocation of equity	—	—	(3,329)	—	—	—	3,329	—
Balance as of September 30, 2023	$344	$841	$79,060	$(4,410)	$(135)	$300,142	$195,605	$571,447

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of June 30, 2022	$291	$857	$60,962	$26,364	$(25)	$323,141	$269,407	$680,997
Net income	—	—	—	4,999	—	1,381	25,861	32,241
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	1	(1)	(2)	—	—	—	—	(2)
Share-based compensation, net of forfeitures	—	—	4,358	—	—	822	4,444	9,624
Capital contributions	—	—	—	—	—	12	—	12
Distributions	—	—	—	—	—	(13,060)	(37,778)	(50,838)
Dividends on Class A Common Stock/Units, $0.30 per share	—	—	—	(8,861)	—	—	—	(8,861)
Foreign currency translation adjustment	—	—	—	—	(162)	—	—	(162)
Reallocation of equity	—	—	(4,074)	—	—	—	4,074	—
Balance as of September 30, 2022	$292	$856	$61,244	$22,502	$(187)	$312,296	$266,008	$663,011
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2022	$295	$853	$63,939	$14,230	$(220)	$309,677	$257,545	$646,319
Net loss	—	—	—	(2,444)	—	(80,393)	(5,248)	(88,085)
Conversion of profits interest awards	13	—	1,844	—	—	—	—	1,857
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock, including the deferred tax effect and amounts payable under the Tax Receivable Agreement	13	(11)	(152)	—	—	—	—	(150)
Fair value of non-controlling interest in acquired business	—	—	—	—	—	86,365	—	86,365
Capital contributions from non-controlling interests	—	—	—	—	—	16,845	—	16,845
Share-based compensation, net of forfeitures	23	(1)	13,485	—	—	1,007	16,620	31,134
Distributions	—	—	—	—	—	(33,359)	(73,368)	(106,727)
Dividends on Class A Common Stock/Units, $0.49 per share	—	—	—	(16,196)	—	—	—	(16,196)
Foreign currency translation adjustment	—	—	—	—	85	—	—	85
Reallocation of equity	—	—	(56)	—	—	—	56	—
Balance as of September 30, 2023	$344	$841	$79,060	$(4,410)	$(135)	$300,142	$195,605	$571,447

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2021	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
Net income	—	—	—	27,710	—	87,842	138,574	254,126
Conversion of 2019 profit interest awards	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	11	(11)	778	—	—	—	—	778
Issuance of Class A Units for acquisition	—	—	—	—	—	—	14,930	14,930
Fair value of non-controlling interest in acquired business	—	—	—	—	—	20,053	—	20,053
Share-based compensation, net of forfeitures	43	—	8,046	—	—	836	14,517	23,442
Capital contributions	—	—	—	—	—	213	—	213
Distributions	—	—	—	—	—	(69,130)	(108,580)	(177,710)
Dividends on Class A Common Stock/Units, $0.77 per share	—	—	—	(22,392)	—	—	—	(22,392)
Foreign currency translation adjustment	—	—	—	—	(166)	—	—	(166)
Reallocation of equity	—	—	(1,099)	—	—	—	1,099	—
Balance as of September 30, 2022	$292	$856	$61,244	$22,502	$(187)	$312,296	$266,008	$663,011
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(88,085)	$254,126
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,487	2,223
Amortization of financing costs and debt discount and premium	899	604
Share-based compensation	31,134	23,442
Equity in income of investments	3,883	(3,241)
Changes in unrealized gain (loss) on General Partner Notes Payable	(2,945)	(1,218)
Non-cash lease amortization	(44)	(454)
Unrealized performance allocations	177,249	(119,611)
Unrealized accrued performance allocations compensation	(17,531)	21,014
Change in deferred income taxes	(99)	(312)
Changes in operating assets and liabilities:
Receivable from affiliates	5,256	(16,741)
Prepaid and other assets	(16,007)	(7,758)
Accounts payable and accrued expenses	(643)	16,693
Accrued payroll and benefits	4,522	2,990
Other liabilities	2,676	6,865
Insurance loss and self-insurance reserves	271	3,102
Accrued performance allocations compensation	94	718
Due to affiliates	(952)	—
Net cash provided by operating activities	111,165	182,442
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(54,945)	(74,927)
Proceeds from sale of investments	20,526	—
Distributions from investments	1,390	1,376
Sale of marketable securities	4,425	1,300
Issuance of notes receivable	(208,276)	(377,350)
Proceeds from collections on notes receivable	221,345	451,187
Purchase of tenant improvements, furniture and equipment	(1,992)	(626)
Deposits	—	1,543
Cash paid for acquisition, net of cash acquired	(319,364)	(15,089)
Net cash used in investing activities	(336,891)	(12,586)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	16,845	213
Distributions to non-controlling interests	(106,727)	(177,710)
Repayments of General Partner Notes Payable	(1,522)	(999)
Dividends paid on Class A common stock	(16,196)	(22,392)
Proceeds from revolving line of credit	400,000	50,000
Payments on revolving line of credit	(350,000)	(50,000)
Borrowings on private notes	150,000	150,000
Payments of deferred financing costs	(2,185)	(2,381)
Net cash provided by (used in) financing activities	90,215	(53,269)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(135,511)	116,587
Cash, cash equivalents and restricted cash - beginning of period	193,265	83,872
Cash, cash equivalents and restricted cash - end of period	$57,754	$200,459
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,989	$5,039
Cash paid for interest	22,240	6,137
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$921	$19,216
Write down of right-of-use assets and lease liabilities for lease terminations	(4,308)	—
Origination of short-term loan receivable for prepaid acquisitions	—	40,000
Conversion of note receivable to equity interest investment	1,559	—
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	3,865	6,754
Deferred tax effect from conversion of profits interests awards	1,857	—
Issuance of Class A Units for acquisition	—	14,930
Non-controlling interest assumed in business combination	86,365	20,053
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$47,860	$191,493
Restricted cash	9,894	8,966
Cash, cash equivalents, and restricted cash	$57,754	$200,459

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
1.    ORGANIZATION
Bridge Investment Group Holdings Inc. (“we,” “us,” “our,” the “Company” or “Bridge”) is a leading, alternative investment manager, diversified across specialized asset classes. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success.
The Company was incorporated as a Delaware corporation on March 18, 2021, for the purpose of facilitating the Company’s initial public offering (“IPO”) and other related transactions in order to carry on the business of Bridge Investment Group Holdings LLC (formerly known as Bridge Investment Group LLC, or, the “Operating Company”), and its wholly owned subsidiaries.
The Company’s principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A common units (“Class A Units”) and 100% of the Class B common units (“Class B Units”) (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 15, “Income Taxes,” for additional information. As of September 30, 2023, the Company held approximately 25% of the economic interest in the Operating Company. To the extent the Operating Company’s members exchange their Class A Units into our Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
•The Company amended and restated its certificate of incorporation to, among other things, provide for (1) the recapitalization of the Company’s outstanding shares of existing common stock into one share of our Class A common stock, (2) the authorization of additional shares of our Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally and (3) the authorization of shares of our Class B common stock, with each share of our Class B common stock entitling its holder to ten votes per share on all matters presented to the Company’s stockholders generally, and that shares of our Class B common stock may only be held by such direct and indirect holders of Class A Units and our Class B common stock as may exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their Class A Units (along with an equal number of shares of our Class B common stock (and such shares shall be immediately cancelled)) for, at our election, cash or newly issued shares of our Class A common stock, and their respective permitted transferees (collectively, the “Continuing Equity Owners”);
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

Global markets are experiencing continued volatility driven by weakening U.S. fundamentals, rising geopolitical risks in Europe, ongoing economic impacts of the COVID-19 pandemic, softening growth in Asia, global supply chain disruptions, labor shortages, rising commodity prices, availability of debt financing in the capital markets, high inflation and increasing interest rates. As a result, management’s limited estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.
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

Fair Value Option — The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. Refer to Note 7, “Fair Value Measurements” for additional information. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company elected the fair value option for the General Partner Notes Payable (as defined in Note 11). The carrying value of the General Partner Notes Payable represents the related General Partner lenders’ net asset value (“NAV”), in the respective fund and the General Partner lenders are entitled to receive distributions and carried interest. The NAV changes over time so marking the General Partner Notes Payable to fair value reflects these changes.
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
The Company also has notes receivable with employees to purchase an equity interest in the Company or its affiliates or managed funds. Interest income is recognized based upon the contractual interest rate and unpaid principal balance of the loans. Loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method.
The Company facilitates the payments of these fees, which are recorded as receivables, principally from affiliated parties on the condensed consolidated balance sheets, until such amounts are repaid. The Company assesses the collectability of such receivables considering the offering period, historical and forecasted capital raising, and establishes an allowance for any balances considered not collectible. There were no material receivables considered not collectible as of September 30, 2023 and December 31, 2022.
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the condensed consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, which are based on asset valuations one quarter in arrears.
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
For certain equity method investments, the Company records its proportionate share of income on a three-month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the condensed consolidated statements of cash flows under the cumulative earnings approach.
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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of September 30, 2023 and December 31, 2022, the Company had goodwill of $233.4 million and $56.0 million, respectively. Refer to Note 8, “Business Combination and Goodwill” for additional information.
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
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of September 30, 2023, there were no indicators of goodwill impairment.
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
3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies”. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FUND MANAGEMENT FEES	2023	2022	2023	2022
Funds	$59,543	$62,642	$170,892	$161,468
Joint ventures and separately managed accounts	1,907	1,454	4,724	4,708
Total fund management fees	$61,450	$64,096	$175,616	$166,176

	Three Months Ended September 30,		Nine Months Ended September 30,
PROPERTY MANAGEMENT AND LEASING FEES	2023	2022	2023	2022
Multifamily	$7,072	$6,564	$20,689	$17,841
Seniors Housing	6,460	6,869	19,990	21,035
Office	3,517	2,979	10,443	11,326
Single-Family Rental	2,458	2,376	7,414	6,481
Total property management and leasing fees	$19,507	$18,788	$58,536	$56,683

	Three Months Ended September 30,		Nine Months Ended September 30,
CONSTRUCTION MANAGEMENT FEES	2023	2022	2023	2022
Multifamily	$1,913	$2,692	$5,943	$5,975
Office	818	555	2,341	1,457
Seniors Housing	194	100	492	228
Logistics	143	—	425	—
Other	18	67	72	67
Total construction management fees	$3,086	$3,414	$9,273	$7,727

	Three Months Ended September 30,		Nine Months Ended September 30,
TRANSACTION FEES	2023	2022	2023	2022
Acquisition fees	$7,310	$7,869	$10,441	$39,540
Brokerage fees	2,369	3,663	6,297	11,632
Total transaction fees	$9,679	$11,532	$16,738	$51,172

For the three and nine months ended September 30, 2023 and 2022, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of revenue was derived from operations in the United States.
As of September 30, 2023 and December 31, 2022, the Company had $21.4 million and $8.7 million, respectively, of deferred revenues, which is included in other liabilities on the condensed consolidated balance sheets for the periods then ended. During the nine months ended September 30, 2023, the Company recognized $7.9 million as revenue from amounts included in the deferred revenue balance as of December 31, 2022. The Company expects to recognize deferred revenues within a year of the balance sheet date.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of September 30, 2023 and December 31, 2022, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2023:
Common shares in publicly traded company	$152	$—	$(42)	$110
Exchange traded funds	1,855	9	—	1,864
Mutual funds	11,155	5	(334)	10,826
Total marketable securities	$13,162	$14	$(376)	$12,800

December 31, 2022:
Common shares in publicly traded company	$132	$—	$(46)	$86
Exchange traded funds	2,171	—	(54)	2,117
Mutual funds	12,884	—	(473)	12,411
Total marketable securities	$15,187	$—	$(573)	$14,614
5.    INVESTMENTS
The Company has interests in 183 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation, and ownership of real estate. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	September 30, 2023	December 31, 2022
Accrued performance allocations(1)	$377,474	$554,723

Other investments:
Partnership interests in Company-sponsored funds(2)	182,727	65,289
Investments in third-party partnerships(3)	9,484	11,798
Other(4)	8,272	8,369
Total other investments	$200,483	$85,456
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
On July 3, 2023, the Company redeemed a $20.0 million investment in Bridge Agency MBS Fund and recognized a realized loss of approximately $1.9 million. On August 1, 2023, the Company reinvested $20.0 million in Bridge Agency MBS Fund.
On July 31, 2023, Bridge Multifamily Fund III agreed to sell a portfolio of real estate assets to Bridge Multifamily CV LP (the “Continuation Fund”) in a transaction valued at $550 million, including equity raised by the Continuation Fund to support further investment in the portfolio of real estate assets. The Continuation Fund provides additional time and capital to further invest in the portfolio of real estate assets, while also offering liquidity to the limited partners of Bridge Multifamily Fund III, who were provided a choice to receive liquidity or continue their investment in the Continuation Fund. This transaction included a liquidity discount. As a result of the transaction, during the three and nine months ended September 30, 2023, the Company recognized realized performance allocation income of $14.7 million, with a corresponding reversal of unrealized performance allocation income of $41.0 million and realized performance allocation compensation of $0.9 million, with a corresponding reversal of unrealized performance allocation compensation of $1.5 million.
The Company recognized a loss related to its accrued performance allocations and other investments of $31.2 million for the three months ended September 30, 2023 and income of $6.3 million for the three months ended September 30, 2022, of which a loss of $30.7 million and income of $5.9 million for three months ended September 30, 2023 and 2022, respectively, related to accrued performance allocations recognized under the equity method. The Company recognized a loss related to its accrued performance allocations and other investments of $145.8 million for the nine months ended September 30, 2023 and income of $188.8 million for the nine months ended September 30, 2022, of which a loss of $145.4 million and income of $184.4 million for three months ended September 30, 2023 and 2022, respectively, related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of September 30, 2023 and December 31, 2022, $49.3 million and $66.8 million, respectively, were payable to affiliates and are included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended.
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
The Company evaluates each of its equity method investments, excluding accrued performance allocations, to determine if any were significant as defined by the SEC. As of September 30, 2023 and December 31, 2022, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
6.    NOTES RECEIVABLES FROM AFFILIATES
As of September 30, 2023 and December 31, 2022, the Company had the following notes receivable from affiliates outstanding (in thousands):

	September 30, 2023	December 31, 2022
Bridge Single-Family Rental Fund IV	$20,625	$40,566
Bridge Office Fund II	13,000	11,000
Bridge Office Fund I	15,000	6,500
Bridge Logistics U.S. Venture II	500	—
Bridge Debt Strategies Fund II	—	5,000
Total short-term notes receivables from affiliates	$49,125	$63,066

Notes receivables from employees	5,050	4,178
Total notes receivable from affiliates	$54,175	$67,244

Interest on the short-term notes receivables from affiliates accrues at a weighted-average fixed rate of 4.87% and 4.82% per annum as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had approximately $0.9 million and $0.4 million, respectively, of interest receivable outstanding, which is included in other assets in the accompanying condensed consolidated balance sheets for the periods then ended.
During 2023 and 2022, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers, which were primarily used to invest in the Company or the Operating Company. As of September 30, 2023 and December 31, 2022, the aggregate outstanding principal amount outstanding was $5.1 million and $4.2 million, respectively. These employee notes receivable have staggered maturity dates beginning in 2024. Certain employee loans are interest-only for the first two years after origination, while all other employee loans accrue interest on a monthly basis after origination. The employee notes receivable accrued interest at a weighted-average rate of 4.43% and 4.025% per annum as of September 30, 2023 and December 31, 2022, respectively.
7.    FAIR VALUE MEASUREMENTS
Equity Securities: Equity securities traded on a national securities exchange are stated at the last reported sales price as of the condensed consolidated balance sheet dates, September 30, 2023 and December 31, 2022. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the condensed consolidated balance sheet dates, September 30, 2023 and December 31, 2022. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the condensed consolidated balance sheet dates, September 30, 2023 and December 31, 2022. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
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

The following table presents assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
September 30, 2023
Assets:
Common shares in publicly traded company	$110	$—	$—	$—	$110
Exchange traded funds	1,864	—	—	—	1,864
Mutual funds	10,826	—	—	—	10,826
Accrued performance allocations	—	—	—	377,474	377,474
Partnership interests	—	—	—	192,211	192,211
Other investments	—	—	8,272	—	8,272
Total assets at fair value	$12,800	$—	$8,272	$569,685	$590,757

Liabilities:
General Partner Notes Payable	$—	$—	$—	$4,165	$4,165

December 31, 2022
Assets:
Common shares in publicly traded company	$86	$—	$—	$—	$86
Exchange traded funds	2,117	—	—	—	2,117
Mutual funds	12,411	—	—	—	12,411
Accrued performance allocations	—	—	—	554,723	554,723
Partnership interests	—	—	—	77,087	77,087
Other investments	—	—	8,369	—	8,369
Total assets at fair value	$14,614	$—	$8,369	$631,810	$654,793

Liabilities:
General Partner Notes Payable	$—	$—	$—	$8,633	$8,633
The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2022	$8,369
Purchases	1,461
Conversion of note receivable	1,559
Contribution of warehoused investments to managed funds	(3,117)
Balance as of September 30, 2023	$8,272

Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
September 30, 2023:
Accrued performance allocations	$377,474	N/A

Partnership interests:
Company-sponsored open-end fund	$49,533	$—
Company-sponsored closed-end funds	133,194	18,997
Third-party closed-end funds	9,484	593
Total partnership interests	$192,211	$19,590

December 31, 2022:
Accrued performance allocations	$554,723	N/A

Partnership interests:
Company-sponsored open-end fund	$26,169	$20,755
Company-sponsored closed-end funds	39,120	3,763
Third-party closed-end funds	11,798	5,569
Total partnership interests	$77,087	$30,087
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
The following table presents the carrying amounts and estimated fair values of financial instruments reported at amortized cost (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
As of September 30, 2023:
Notes payable (private notes)	$—	$—	$407,258	$407,258	$450,000

As of December 31, 2022:
Notes payable (private notes)	$—	$—	$270,270	$270,270	$300,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. As of September 30, 2023, the discount rate range used in determining the fair value of the private notes was between 6.64% and 8.74%. An increase in market interest rates would decrease the estimated fair value of the private notes.

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
Subsequent to the Acquisition Date, the Company made certain measurement period adjustments to equity method investments acquired from Newbury in order to reflect asset valuations as of the Acquisition Date and to deferred revenue for actual fund management fees collected, and included the related adjustments to non-controlling interest and goodwill. As of September 30, 2023, the estimated fair values and allocation of consideration are preliminary as the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these provisional values may be subject to adjustment during the measurement period, not to exceed one year from the Acquisition Date, based upon new information obtained about facts and circumstances that existed at the time of closing (in thousands).

Consideration
Cash	$319,364
Liabilities assumed	736
Total consideration	$320,100

Assets acquired and liabilities assumed
Net tangible acquired assets		$80,081
Trade name(1)		3,000
Client relationship(1)		48,000
Management contracts(1)		98,000
Fair value of net identifiable assets acquired		$229,081
Non-controlling interest(1)		(86,365)
Goodwill(1)		177,384
Total assets acquired and liabilities assumed, net		$320,100
(1)The fair value was determined using Level 3 assumptions.
In connection with the Newbury Acquisition, the Company expensed the transaction costs of $3.5 million, which is included in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2023.
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
The carrying value of goodwill associated with Newbury was $177.4 million as of the Acquisition Date and is attributable to expected synergies and the assembled workforce of Newbury.

As part of the Newbury Acquisition, approximately $0.7 million of liabilities were assumed by the Operating Company as part of the total consideration. As of September 30, 2023, $0.5 million of the assumed liabilities remained outstanding, which is included in accrued compensation and benefits on the condensed consolidated balance sheet for the period then ended.
Supplemental information on a pro forma basis, as if the Newbury Acquisition had been consummated on January 1, 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues and investment (loss) income	$76,093	$127,869	$162,391	$532,594
Net income (loss) attributable to Bridge Investment Group Holdings Inc.	294	4,359	(4,749)	25,782
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
Included in the pro forma financial information for the nine months ended September 30, 2023 is $3.5 million and $4.6 million of transaction costs incurred by the Company and Newbury, respectively. There were no transaction costs incurred for the three months ended September 30, 2023 or the three or nine months ended September 30, 2022, respectively.
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

A majority of the fair value of the purchase consideration was attributed to goodwill, with synergies expected to accrue from the vertically integrated Bridge SFR investment strategy. As part of the transaction, approximately $1.0 million of liabilities were assumed by the Operating Company as consideration for the purchase price. As of December 31, 2022, the assumed liabilities had been paid. The number of Class A Units of the Operating Company that were transferred to GBC as a portion of the total consideration was based on an average closing price of the Company’s Class A common stock from January 13, 2022 through January 27, 2022. Class A Units of the Operating Company are exchangeable on a one-for-one basis with our Class A common stock, subject to certain conditions.
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

For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through September 30, 2023. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of September 30, 2023 and December 31, 2022, the Company had reserved $9.2 and $9.4 million, respectively.
10.    SELF-INSURANCE RESERVES
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $0.2 million per individual per year and a maximum claim liability of $18.0 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of September 30, 2023 and December 31, 2022, the Company had reserved $2.8 million and $2.3 million, respectively.
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
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. As of September 30, 2023, the Company’s SIR includes a layer of losses that the Company is responsible for satisfying after the properties have met their $25,000 deductible for each claim. That layer covers losses between $25,000 and $250,000, with an annual aggregate limit of $2.0 million. All multifamily and single-family losses above $250,000 are fully insured. For seniors housing properties, all losses are fully insured after the $50,000 deductible has been met. For commercial office, logistics and net lease properties, all losses are fully insured after the $50,000 deductible has been met. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover the following: 100% of the $5.0 million layer above the multifamily deductible and SIR. All losses above $5.0 million are fully insured by multiple outside insurance carriers. Effective June 20, 2023, the per-occurrence limit for any single loss is $1.5 million with the annual aggregate limit increasing from $3.0 million to $5.0 million. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $25,000/$50,000 deductibles and SIR of $75,000 for multifamily properties as outlined above.
On June 20, 2020, the Company added a general liability SIR aggregate limit of $10.0 million with a per-occurrence limit of $2.0 million and per location limit of $4.0 million, which was increased on June 20, 2022 to a per-occurrence of limit $5.0 million and per location limit of $10.0 million. Any insurance claims above these limits are fully insured by multiple outside insurance carriers. BPM insured this retention with the BIGRM captive. As of September 30, 2023 and December 31, 2022, the Company had reserved $1.1 million.
As of September 30, 2023 and December 31, 2022, the total self-insurance reserve liability was $3.9 million and $3.5 million, respectively.

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

		Fair Value
	Commitment	September 30, 2023	December 31, 2022
Bridge Seniors Housing Fund I	$4,775	$3,503	$4,319
Bridge Multifamily Fund III	9,300	662	4,314
Total	$14,075	$4,165	$8,633
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
As of September 30, 2023, the outstanding balance on the Credit Facility was $50.0 million with an interest rate in effect of approximately 7.47%. During the three and nine months ended September 30, 2023, the Company incurred interest expense of approximately $1.2 million and $4.2 million, respectively, and unused commitments fees of $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2022, the Company incurred interest expense of approximately $0 and $0.1 million, respectively, and unused commitments fees of $48,000 and $0.1 million, respectively.
Debt issuance costs related to the Credit Facility are included in other assets in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the Company was in full compliance with all debt covenants.
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
As of September 30, 2023 and December 31, 2022, unamortized deferred financing costs were $3.9 million and $2.7 million, respectively, and the net carrying value of the Private Placement Notes was $446.1 million and $297.3 million, respectively. As of September 30, 2023, the Company was in full compliance with all debt covenants.

The following table presents scheduled principal payments of the Private Placement Notes as of September 30, 2023 (in thousands):

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
During the three months ended September 30, 2023 and 2022, interest expense was $5.7 million and $3.2 million, respectively. During the nine months ended September 30, 2023 and 2022, interest expense was $14.8 million and $6.2 million, respectively.
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
The following tables summarize realized gains (losses) on investments and other financial instruments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(2,474)	$883	$(1,591)	$1,508	$(3,097)	$(1,589)
Investment in third-party partnerships	(241)	65	(176)	(126)	214	88
General Partner Notes Payable	(136)	1,426	1,290	(1,495)	3,535	2,040
Total realized and unrealized gains (losses)	$(2,851)	$2,374	$(477)	$(113)	$652	$539

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(1,755)	$(1,188)	$(2,943)	$1,258	$760	$2,018
Investment in third-party partnerships	(391)	98	(293)	(187)	1,808	1,621
General Partner Notes Payable	(327)	3,003	2,676	(1,563)	2,781	1,218
Total realized and unrealized gains (losses)	$(2,473)	$1,913	$(560)	$(492)	$5,349	$4,857
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
The deferred income tax asset related to the TRA and the corresponding TRA liability as of September 30, 2023 was $59.6 million and $55.0 million, respectively, and $53.9 million and $52.0 million as of December 31, 2022, respectively. The increase in the deferred income tax asset during the three and nine months ended September 30, 2023 was primarily attributed to the collapse of 2020 and 2021 profits interests awards into shares of Class A common stock and Class A Units, as further described in Note 16.
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
For the three and nine months ended September 30, 2023, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate (“AETR”) is impractical because it is not possible to reliably estimate the AETR. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of the discrete method is more appropriate than the AETR method as (i) the estimated AETR method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) small changes in the projected ordinary annual income would result in significant changes in the AETR. The Company will re-evaluate the use of the discrete method each quarter until it is deemed appropriate to return to the AETR method.
The Company’s AETR was approximately 1% and 5% for the three and nine months ended September 30, 2022, respectively.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
As of September 30, 2023, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next 12 months.

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
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of September 30, 2023 and December 31, 2022, there was $0.5 million that was declared that had not yet been distributed to Original Equity Owners.
Changes in Shareholders’ Equity and Non-Controlling Interests
Collapse of 2021 Profits Interests Awards
On July 1, 2023, certain of the Company’s 2021 profits interests awards were collapsed into 489,407 shares of Class A common stock and 2,429,453 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on Distributable Earnings attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests were held, and the market price of the Company’s Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to July 1, 2023; however, there was a corresponding increase in the number of outstanding Class A Units and shares of Class A common stock. The collapse of the 2021 profits interests awards was accounted for as a modification and therefore there was no change in the unamortized share-based compensation expense for the three and nine months ended September 30, 2023.

Collapse of 2020 Profits Interests Awards
On January 1, 2023, certain of the Company’s 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on distributable earnings attributable to the Operating Company, distributable earnings of the applicable subsidiary where such profits interests were held, and the market price of our Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2023; however, there was a corresponding increase in the number of outstanding Class A Units and shares of our Class A common stock. The collapse of the 2020 profits interests awards was partially accounted for as a modification and partially accounted for as cancellations. For the 2020 profits interests awards that were cancelled, the Company accelerated the recognition of the unamortized share-based compensation expense amounting to $0.3 million for the nine months ended September 30, 2023.
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
During the nine months ended September 30, 2023, 1,303,754 Class A Units were redeemed, with the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of September 30, 2023, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 237,680,340 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.

As of September 30, 2023, 34,369,805 shares of our Class A common stock (including Restricted Stock) were outstanding, 84,117,321 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.
The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the nine months ended September 30, 2023:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2022	24,484,585	5,003,936	85,301,127
Class A common stock issued - 2020 and 2021 profits interests conversion	73,894	1,217,440	—
Class A common stock issued - unitholder conversions	1,303,754	—	(1,138,754)
Class A restricted common stock issued	—	2,424,142	—
Class A restricted common stock forfeited	—	(137,946)	—
Class B common stock redeemed	—	—	(45,052)
Class A restricted common stock vested	598,495	(598,495)	—
Balance as of September 30, 2023	26,460,728	7,909,077	84,117,321
Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the condensed consolidated statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the three and nine months ended September 30, 2023 and 2022, the Company declared and paid the following dividends on our Class A common stock (dollars in thousands, except per share amounts):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 10, 2023	March 24, 2023	$0.17	$5,541
June 2, 2023	June 16, 2023	0.15	4,850
September 1, 2023	September 15, 2023	0.17	5,805
		$0.49	$16,196

March 11, 2022	March 25, 2022	$0.21	$5,917
June 3, 2022	June 17, 2022	0.26	7,614
September 2, 2022	September 16, 2022	0.30	8,861
		$0.77	$22,392
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

Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three and nine months ended September 30, 2023, $14.0 million and $33.4 million, respectively, was distributed to non-controlling interests in the Operating Company and $24.0 million and $73.4 million, respectively, was distributed to non-controlling interest in the Company. During the three and nine months ended September 30, 2022, $13.1 million and $69.1 million, respectively, was distributed to the Operating Company’s members and $37.8 million and $108.6 million, respectively, was distributed to non-controlling interests in the Operating Company.
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
As of September 30, 2023, the Company is the sole managing member of the Operating Company, and owns 34,369,805 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which represents 25% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.
The following table presents a reconciliation of the Operating Company’s Class A Units and Class B Units for the nine months ended September 30, 2023:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2022	124,445,671	97,463,981
Issuance of Class A Units	5,763,498	—
Forfeiture of unvested Class A Units	(48,191)	—
Balance as of September 30, 2023	130,160,978	97,463,981
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
The following table summarizes the Company’s leases as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Right-of-use assets, included in Other assets	$10,573	$15,260
Lease Liabilities, included in Other liabilities	$12,572	$17,490

Weighted-average remaining lease term (in years)	3.9	4.2
Weighted-average discount rate	3.99%	4.24%

The components of lease expense included in general and administrative in the condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$1,025	1,116	3,367	3,237
Variable lease costs	58	71	164	173
Total lease costs, included in general and administrative expenses	$1,083	$1,187	$3,531	$3,410

Cash paid for amounts included in the measurement of operating lease liabilities	$1,297	$1,043	$3,482	$3,104
As of September 30, 2023, the maturities of operating lease liabilities were as follows (in thousands):

2023 (excluding the nine months ended September 30, 2023)	$1,173
2024	3,373
2025	3,041
2026	2,924
2027	2,667
Thereafter	105
Total lease liabilities	13,283
Less: Imputed interest	(711)
Total operating lease liabilities	$12,572
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
As of September 30, 2023 and December 31, 2022, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $198.3 million and $177.7 million, respectively, of which $15.0 million and $141.4 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of September 30, 2023, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of September 30, 2023, the Company has guaranteed a $6.8 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of September 30, 2023, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.

Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of September 30, 2023. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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
The Operating Company may provide guaranties to a lending institution for certain loans held by employees for investment in Bridge funds not to exceed $8.0 million. There were no outstanding loans guaranteed by the Operating Company under this program as of September 30, 2023.
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $192.2 million and $77.1 million as of September 30, 2023 and December 31, 2022, respectively, which is included in other investments on the condensed consolidated balance sheets for the periods then ended.
During the nine months ended September 30, 2023, the Company made a direct investment in Bridge Solar Energy Development Fund LP and Bridge Investment Group Ventures Fund LP. Due to the timing of capital raising efforts, the Company’s equity interests in these funds were considered significant to the respective fund as of September 30, 2023, and as a result these funds were consolidated in the Company’s financial statements for the period then ended.
The assets of the Operating Company’s consolidated VIEs totaled $1,213.7 million and $1,099.5 million as of September 30, 2023 and December 31, 2022 respectively, while the liabilities of the consolidated VIEs totaled $651.9 million and $455.6 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.

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
Receivables from affiliates were comprised of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Fees receivable from non-consolidated funds	$26,186	$31,712
Payments made on behalf of and amounts due from non-consolidated entities	22,361	22,092
Total receivables from affiliates	$48,547	$53,804
Notes Receivables from Affiliates
As of September 30, 2023 and December 31, 2022, the Company had total notes receivables from affiliates of $54.2 million and $67.2 million, respectively. Refer to Note 6, “Notes Receivables from Affiliates” for additional information.
Due to Affiliates
As of September 30, 2023 and December 31, 2022, the Company had accrued $55.0 million and $52.0 million, respectively, due to affiliates in connection with the TRA, which was included in due to affiliates on the condensed consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 15, “Income Taxes” for additional information.
20.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of our Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of our Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (including membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2023, the number of shares available under the 2021 Incentive Award Plan increased to 11,412,508. As of September 30, 2023, 4,429,796 shares remained available for future grants. Restricted Stock and RSUs are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.

The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the condensed consolidated statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. The Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.4 million, respectively, for the three and nine months ended September 30, 2022.
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
During the nine months ended September 30, 2023, 31,000 RSUs were issued at a weighted-average fair value per share of $12.05.
The following table summarizes Restricted Stock activity for the nine months ended September 30, 2023:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2022	5,013,796	$20.54
Issued	3,641,582	11.93
Vested	(598,495)	17.67
Forfeited	(147,806)	17.28
Balance as of September 30, 2023	7,909,077	$16.85
The total value at grant date of Restricted Stock and RSUs granted during the nine months ended September 30, 2023 was $43.4 million and $0.4 million, respectively. As of September 30, 2023, 7,909,077 shares of Restricted Stock and 87,651 RSUs were expected to vest with fair value of $72.8 million and $0.8 million, respectively.
As of September 30, 2023, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $66.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.
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
As of September 30, 2023, the aggregate unrecognized compensation cost for all unvested profits interests awards was $32.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.
The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Profits interests award shares	$3,202	$3,875	9,135	6,331
Restricted Stock and RSUs	7,453	5,749	21,999	17,111
Total share-based compensation	$10,655	$9,624	$31,134	$23,442
As of September 30, 2023, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of September 30, 2023
	Total	Restricted Stock and RSUs	Profits Interests Awards
Remainder of 2023	$10,789	$7,615	$3,174
2024	39,206	28,509	10,697
2025	28,391	19,254	9,137
2026	15,095	9,143	5,952
2027	4,881	1,963	2,918
2028	562	6	556
Total	$98,924	$66,490	$32,434

21.    (LOSS) EARNINGS PER SHARE
The following table presents our (loss) earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	$294	$4,999	$(2,444)	$27,710
Less:
Income allocated to Restricted Stock and RSUs	—	662	—	(953)
Distributions on Restricted Stock and RSUs	(1,361)	(1,527)	(3,809)	(3,915)
Net (loss) income available to Class A common stockholders, diluted	(1,067)	4,134	(6,253)	22,842

Denominator:
Weighted-average shares of Class A common stock outstanding—basic and diluted	25,956,587	24,157,236	25,392,481	23,778,524

(Loss) earnings per share of Class A common stock—basic and diluted	$(0.04)	$0.17	$(0.25)	$0.96
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
22.    SUBSEQUENT EVENTS
Commitments
In October 2023, the Company took occupancy of a corporate office lease located in New York City, New York. The lease matures on June 30, 2033.

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
Overview
We are a leading, alternative investment manager, diversified across specialized asset classes, with approximately $49.4 billion of AUM as of September 30, 2023. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and secondaries investments that we believe are the most attractive.
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
On July 31, 2023, Bridge Multifamily Fund III agreed to sell a portfolio of real estate assets to Bridge Multifamily CV LP (the “Continuation Fund”) in a transaction valued at $550 million, including equity raised by the Continuation Fund to support further investment in the portfolio of real estate assets. The Continuation Fund provides additional time and capital to further invest in the portfolio of real estate assets, while also offering liquidity to the limited partners of Bridge Multifamily Fund III, who were provided a choice to receive liquidity or continue their investment in the Continuation Fund. This transaction included a liquidity discount. As a result of the transaction, during the three and nine months ended September 30, 2023, the Company recognized realized performance allocation income of $14.7 million, with a corresponding reversal of unrealized performance allocation income of $41.0 million and realized performance allocation compensation of $0.9 million, with a corresponding reversal of unrealized performance allocation compensation of $1.5 million.

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
•Our ability to generate strong, stable returns and retain investor capital throughout the market cycle. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, management fees and performance fees. Although our AUM and fees generated have grown significantly since our inception and particularly in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the real estate space in which we specialize, could negatively affect our future growth rate. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities. Our ability to retain and attract fund investors also depends on our ability to build and maintain strong relationships with both existing and new fund investors, many of whom place significant emphasis on an asset manager’s track record of strong fund performance and distributions. While we believe that our reputation for generating attractive risk-adjusted returns is favorable to our ability to continue to attract investors, we may face greater challenges in raising capital for new investment strategies as we continue to expand our market presence and asset classes.
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
Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of September 30, 2023, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.50% and the high average for a single fund is 2.50% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.

Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of September 30, 2023, we managed approximately 100% of the multifamily properties, 100% of the workforce and affordable housing properties, 81% of the office properties, and 45% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.5% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the condensed consolidated statements of operations.
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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of September 30, 2023, we had approximately $17.5 billion of carry-eligible fee-earning AUM across approximately 49 funds and other vehicles, of which 19 were in accrued carried interest positions.

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
Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees are eligible to receive Class A restricted common stock (“Restricted Stock”), Restricted Stock Units (“RSUs”), and profits interests awards. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the Restricted Stock and RSUs awards are based upon our stock price on the grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of modification. We recognize compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 20, “Share-Based Compensation and Profits Interests,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information about equity awards.

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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 5.03%, respectively. The Credit Facility (as defined herein), incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“SOFR”) and an unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. As of September 30, 2023, the interest rate on the Credit Facility was approximately 7.47%.

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

The following table presents a rollforward of our AUM for the three and nine months ended September 30, 2023 and 2022 (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AUM as of beginning of period	$48,892	$41,969	$43,292	$36,315
New capital / commitments raised(1)	298	1,361	6,479	3,851
Distributions / return of capital(2)	(572)	(398)	(1,085)	(1,442)
Change in fair value and acquisitions(3)	809	901	741	5,109
AUM as of end of period	$49,427	$43,833	$49,427	$43,833
Increase	535	1,864	6,135	7,518
Increase %	1.1%	4.4%	14.2%	20.7%
(1)New capital / commitments raised generally represents limited partner capital raised by our funds and other vehicles, including any reinvestments in our open-ended vehicles. New capital / commitments raised for the nine months ended September 30, 2023 includes $5.1 billion of AUM attributed to the Newbury Acquisition.
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
Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The following table presents a rollforward of our total fee-earning AUM for the three and nine months ended September 30, 2023 and 2022 (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fee-earning AUM as of beginning of period	$22,238	$15,542	$17,334	$13,363
Increases (capital raised/deployment)(1)	409	1,273	5,633	3,823
Changes in fair market value	11	(6)	(2)	6
Decreases (liquidations/other)(2)	(879)	(229)	(1,186)	(612)
Fee-earning AUM as of end of period	$21,779	$16,580	$21,779	$16,580
(Decrease) increase	$(459)	$1,038	$4,445	$3,217
(Decrease) increase %	(2.1)%	6.7%	25.6%	24.1%
(1)Increases generally represent limited partner capital raised or deployed by our funds and other vehicles that is fee-earning when raised or deployed, respectively, including any reinvestments in our open-ended vehicles. Increases for the nine months ended September 30, 2023 includes $4.3 billion of fee-earning AUM attributed to the Newbury Acquisition.
(2)Decreases generally represent liquidations of investments held by our funds or other vehicles or other changes in fee basis, including the change from committed capital to invested capital after the expiration or termination of the investment period.

Capital raising activities and deployment coupled with the launch of new funds led comparative fee-earning AUM, excluding contributions from the Newbury Acquisition, to increase $0.9 billion, or 6%, from September 30, 2022 to September 30, 2023. The decrease in fee-earning AUM during the three months ended September 30, 2023 was largely attributed to Bridge Workforce Fund II converting from committed capital to deployed capital as the basis for fund management fees.

The following table summarizes the balances of fee-earning AUM by fund as of September 30, 2023 and 2022 and December 31, 2022 (in millions):

	As of September 30,		As of December 31,
	2023	2022	2022
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,774	$2,036	$2,381
Bridge Multifamily Fund V	2,233	1,922	2,143
Newbury Equity Partners Fund V	1,951	—	—
Bridge Opportunity Zone Fund IV	1,476	1,476	1,476
Newbury Equity Partners Fund IV	1,408	—	—
Bridge Multifamily Fund IV	1,384	1,327	1,347
Bridge Workforce Fund II	1,149	1,719	1,719
Bridge Opportunity Zone Fund III	1,019	1,019	1,019
Newbury Equity Partners Fund III	886	—	—
Bridge Debt Strategies Fund III	841	1,028	1,028
Bridge Seniors Housing Fund II	782	793	793
Bridge Seniors Housing Fund I	615	615	615
Bridge Workforce Fund I	556	556	556
Bridge Opportunity Zone Fund V	550	338	504
Bridge Opportunity Zone Fund I	482	482	482
Bridge Debt Strategies IV JV Partners	440	150	142
Bridge Office Fund I	424	512	478
Bridge Opportunity Zone Fund II	408	408	408
Bridge Logistics U.S. Venture I	285	305	256
Bridge Debt Strategies Fund II	280	280	280
Bridge Net Lease Industrial Income Fund	261	182	179
Bridge Single-Family Rental Fund IV	233	229	229
Bridge Agency MBS Fund	221	176	245
Bridge Multifamily Continuation Fund	190	—	—
Bridge Office Fund II	161	176	161
Bridge Debt Strategies II JV Partners	138	145	145
Bridge Debt Strategies III JV Partners	137	241	223
Bridge Office I JV Partners	108	132	132
Bridge Office III JV Partners	92	27	93
Bridge Opportunity Zone Fund VI	85	—	—
Bridge Seniors Housing Fund III	65	58	66
Newbury Equity Partners Fund VI	49	—	—
Morrocroft Neighborhood Fund III[1]	32	32	32
Bridge Logistics U.S. Venture II	26	—	—
Bridge Office II JV Partners	21	6	6
Bridge Solar Energy Development Fund I	16	—	—
Bridge Ventures Fund I	1	—	—
Bridge Multifamily Fund III	—	188	188
Bridge Multifamily III JV Partners	—	4	4
Bridge Debt Strategies I JV Partners	—	18	4
Total Fee-Earning AUM	$21,779	$16,580	$17,334
Average remaining fund life of closed-end funds, in years	7.0	$7.9	7.7

(1)    Morrocroft Neighborhood Fund III, LP is a single-family rental fund managed by Bridge Single-Family Rental Fund Manager LLC, which is a subsidiary of the Company.
Undeployed Capital
As of September 30, 2023, we had $3.6 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $2.2 billion is currently fee-earning based on commitments and $1.4 billion will be fee-earning if and when it is deployed.
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

	Investment Performance Summary as of September 30, 2023
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2012)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Mar 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	809	904	2,003	1	0.48x	2,004	2.22x	18.4%	17.9%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,603	1,490	447	2,488	1.95x	2,935	1.97x	18.6%	18.2%
Bridge Multifamily V (Jul 2021, to present)	2,257	1,185	1,016	32	786	0.80x	817	0.80x	(23.1)%	(20.4)%
Bridge MF Continuation Vehicle (Jul 2023, Jul 2023)	201	204	173	—	232	1.34x	232	1.34x	22.9%	22.9%
Total Multifamily Funds(12)	$5,680	$3,800	$4,339	$4,027	$3,506	1.46x	$7,533	1.74x	17.4%	17.0%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$675	$594	$169	$1,040	2.00x	$1,209	2.04x	16.6%	16.6%
Bridge Workforce Housing II (Aug 2020, to present)	1,741	1,311	1,182	102	1,143	1.05x	1,245	1.05x	(2.3)%	(1.7)%
Total Workforce & Affordable Housing Funds(12)	$2,360	$1,986	$1,776	$271	$2,183	1.37x	$2,454	1.38x	10.2%	10.1%

Single-Family
Bridge Single-Family IV (Jan 2022, to Oct 2023)	149	156	150	1	217	1.45x	218	1.45x	26.0%	22.3%
Total Single-Family Funds(12)	$149	$156	$150	$1	$217	1.45x	$218	1.45x	26.0%	22.3%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$712	$624	$191	$191	0.65x	$382	0.61x	(19.0)%	(18.6)%
Bridge Office II (Dec 2019, Dec 2022)	208	219	242	79	215	1.21x	294	1.21x	5.6%	5.6%
Total Office Funds(12)	$781	$931	$866	$270	$406	0.83x	$676	0.78x	(13.0)%	(12.1)%

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$855	$735	$427	$347	0.89x	$774	1.05x	(1.9)%	(1.7)%
Bridge Seniors II (Mar 2017, Mar 2020)	820	865	744	256	637	1.19x	893	1.20x	1.6%	1.7%
Bridge Seniors III (Nov 2020, to present)	48	33	24	2	32	1.44x	34	1.44x	5.9%	5.8%
Total Seniors Housing Funds(12)	$1,446	$1,753	$1,503	$685	$1,016	1.07x	$1,701	1.13x	(0.2)%	(0.1)%

Logistics Value
Bridge Logistics Value I (Nov 2021, to present)	336	285	296	—	303	1.02x	303	1.02x	(1.6)%	0.2%
Total Logistics Value Funds	$336	$285	$296	$—	$303	1.02x	$303	1.02x	(1.6)%	0.2%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	N/A	$264	1.21x	5.9%	5.9%
Bridge Debt II (July 2016, July 2019)	1,002	253	2,644	2,842	271	1.35x	3,113	1.18x	8.6%	8.6%
Bridge Debt III (May 2018, May 2021)	1,624	848	5,933	5,761	835	1.31x	6,596	1.11x	9.0%	8.9%
Bridge Debt IV (Nov 2020, to present)	2,888	2,834	8,295	5,958	2,804	1.12x	8,762	1.06x	8.6%	7.9%
Total Debt Strategies Funds(12)	$5,646	$3,935	$17,091	$14,825	$3,910	1.18x	$18,735	1.10x	8.6%	8.4%

Footnotes:
The investment performance presented herein is intended to illustrate the performance of investments held by the funds and other vehicles we manage and the potential for which is relevant to the performance-based fees to Bridge. Other than the Investor Unlevered Net IRR and the Investor Levered Net IRR numbers presented herein, the cash flows in the investment performance do not reflect the cash flows used in presentations of fund performance due to the fund level expenses, reserves, and reinvested capital.
(1)Closed-End Funds represented herein does not include performance for (i) Opportunity Zone funds as such funds are invested in active development projects and have minimal stabilized assets, (ii) funds that are currently raising capital, including our open-ended funds, or (iii) funds related to the acquisition of the investment management business of Gorelick Brothers Capital, LLC that closed on January 31, 2022 where Bridge is not acting as the general partner. Each fund identified contemplates all associated parallel and feeder limited partnerships in which investors subscribe and accordingly share common management. All intercompany accounts and transactions have been eliminated in the combined presentation. Values and performance presented herein are the combined investor returns gross of any applicable legal entity taxes.
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
(12)Any composite returns presented herein do not represent actual returns received by any one investor and are for illustrative purposes only. Composite performance is based on actual cash flows of the funds within a strategy over the applicable timeframes and are prepared using certain assumptions. Each fund has varied investment periods and investments were made during different market environments; past performance of prior funds within a strategy is not a guarantee of future results. Fund investors generally pay fees based on a defined percentage of total commitments during the investment period and invested capital thereafter, but some fund investors may pay fees based on invested capital for the life of the fund according to the applicable governing documents. Additional information on the calculation of this composite performance, including applicable assumptions and supporting data, can be made available promptly upon request.

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
Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenues

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2023	2022
Revenues:
Fund management fees	$61,450	$64,096	$(2,646)	(4%)
Property management and leasing fees	19,507	18,788	719	4%
Construction management fees	3,086	3,414	(328)	(10%)
Development fees	247	986	(739)	(75%)
Transaction fees	9,679	11,532	(1,853)	(16%)
Fund administration fees	4,359	3,808	551	14%
Insurance premiums	4,654	3,387	1,267	37%
Other asset management and property income	3,289	4,413	(1,124)	(25%)
Total revenues	$106,271	$110,424	$(4,153)	(4%)
Fund Management Fees. Our fee-earning AUM increased by $0.9 billion, or 6%, exclusive of the Newbury Acquisition, from September 30, 2022 to September 30, 2023. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.36% as of September 30, 2023 compared to 1.49% as of September 30, 2022. The decrease from September 30, 2022 was partially attributed to the Newbury Acquisition as these secondary funds generally have a lower weighted-average management fee range than other Bridge-sponsored funds.
Fund management fees decreased by $2.6 million, or 4%, primarily due to a reduction of $16.0 million attributed to one-time catch-up fees that were recognized in the third quarter of 2022, which was primarily attributed to the final closing of Bridge Workforce and Affordable Housing Fund II in September 2022, the timing of capital raising efforts for Bridge Multifamily Fund V, which had its final closing in January 2023, reductions in fee-earning AUM attributed to fund-level assets realized and the conversion of the management fee basis from committed to invested capital during the respective periods. These decreases were offset by $13.4 million in contributions from recurring fees attributed to the Newbury Acquisition, deployment by Bridge Debt Strategies Fund IV, whose fees are primarily based on invested capital, and the timing of capital raising for funds launched in 2022 and 2023.

The following chart presents the composition of our fund management fees for the three months ended September 30, 2023 and 2022 (dollar amounts in millions)(1):
(1)Fund management fees for the three months ended September 30, 2023 excludes fees for those funds launched subsequent to such date.
Property Management and Leasing Fees. Property management and leasing fees increased by $0.7 million, or 4%, primarily due to an approximate 7% increase in the number of properties managed, which was primarily due to workforce and affordable housing properties
Construction Management and Fees. Construction management fees decreased by $0.3 million, or 10%, primarily due to the timing of projects at workforce and affordable housing and multifamily properties.
Development Fees. Development fees decreased by $0.7 million, or 75%, primarily due to the timing of projects.
Transaction Fees. Transaction fees decreased by $1.9 million, or 16%, primarily due to a reduction in origination and acquisition fees driven by the lower volume of real estate transactions during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Fund Administration Fees. Fund administration fees increased by $0.6 million, or 14%, during the three months ended September 30, 2023, correlated with the increase in our fee-earning AUM.
Insurance Premiums. Insurance premiums increased by $1.3 million, or 37%, primarily due to an increase in property and general liability premiums.
Other Asset Management and Property Income. Other asset management and property income decreased by $1.1 million, or 25%, primarily due to non-recurring additional management fees related to the final closing of Bridge Workforce Fund II in September 2022.

Investment income

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2023	2022
Investment (loss) income:
Performance allocations:
Realized	$20,225	$22,308	$(2,083)	(9)%
Unrealized	(50,940)	(16,367)	(34,573)	211%
Earnings from investments in real estate	537	818	(281)	(34)%
Total investment (loss) income	$(30,178)	$6,759	$(36,937)	(546)%
Performance allocations. Net performance allocations decreased by $36.7 million, or 618%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Realized	Unrealized	Realized	Unrealized
BMF III GP	$14,671	$(40,968)	$19,805	$(21,084)
BOF II GP	—	(11,414)	—	1,858
BMF IV GP	—	(4,603)	—	4,912
BDS II GP	—	(2,621)	327	(1,792)
BSFR IV GP	—	(68)	—	9,092
NEP V GP(1)	—	47	—	—
BDS III GP	2,642	(2,497)	2,176	(8,358)
BSH III GP	—	166	—	182
BNLI GP	—	1,565	—	922
BWH I GP	—	2,421	—	(195)
BAMBS GP	—	3,051	—	(155)
BDS IV GP	2,912	3,981	—	(5,717)
BLV I GP	—	—	—	1,244
BWH II GP	—	—	—	2,724
Total	$20,225	$(50,940)	$22,308	$(16,367)
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount will be retained by the Company.
For the three months ended September 30, 2023 and 2022, the realized performance allocations were primarily related to dispositions in Bridge Multifamily Fund III, including the recapitalization of assets into a continuation vehicle in July 2023, and tax distributions in Bridge Debt Strategies Funds II, III and IV.
Unrealized performance allocation (loss) income is recorded one quarter in arrears, and as such the unrealized performance allocation (loss) income for the three months ended September 30, 2023 and 2022 reflects asset valuations as of June 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, the change in the unrealized performance allocations was largely attributed to the recapitalization of assets from Bridge Multifamily Fund III into a continuation vehicle that closed in July 2023. Additional decreases were attributed to market depreciation for multifamily and office assets, which was partially offset by appreciation from certain debt funds driven by a tightening in credit spreads during the quarter.

Expenses

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2023	2022
Expenses:
Employee compensation and benefits	$58,557	$54,968	$3,589	7%
Incentive fee compensation	1	—	1	—
Performance allocations compensation:
Realized	2,712	1,321	1,391	105%
Unrealized	1,788	3,789	(2,001)	(53)%
Loss and loss adjustment expenses	2,953	2,204	749	34%
Third-party operating expenses	5,520	6,125	(605)	(10)%
General and administrative expenses	12,142	10,685	1,457	14%
Depreciation and amortization	5,275	703	4,572	650%
Total expenses	$88,948	$79,795	$9,153	11%
Employee Compensation and Benefits. Employee compensation and benefits increased by $3.6 million, or 7%, largely due to a net increase of $2.6 million in salaries and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, which was largely offset by a reduction in bonus expense. An additional increase of $1.0 million was attributed to Restricted Stock and RSUs that were issued January 2023 and the additional expense related to the 2023 profits interests granted in the first quarter of 2023.
Performance Allocation Compensation. Net performance allocation compensation decreased by approximately $0.6 million, or 12%, due to a $2.0 million decrease in unrealized performance allocation compensation and an increase of $1.4 million related to realized performance allocation awards, which is directly correlated to our performance allocations (loss) income during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $0.7 million, or 34%, primarily due to tenant, workers compensation, and general liability insurance losses incurred or paid during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Third-party Operating Expenses. Third-party operating expenses decreased by $0.6 million, or 10%, primarily due to a reduction in leasing commissions and operating expenses related to seniors housing properties managed.
General and Administrative Expenses. General and administrative expenses increased by $1.5 million, or 14%, primarily attributed to $0.7 million of consolidated fund-level expenses coupled with increases in professional services and other expenses correlated with the increase in AUM and the number of properties managed.
Depreciation and Amortization. Depreciation and amortization increased by $4.6 million, or 650%, primarily attributed to additional amortization for intangibles acquired as part of the Newbury Acquisition.
Other income (expense)

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2023	2022
Other income (expense)
Realized and unrealized (losses) gains, net	$(519)	$399	$(918)	(230)%
Interest income	4,428	1,904	2,524	133%
Interest expense	(7,841)	(4,247)	(3,594)	85%
Total other (loss) income	$(3,932)	$(1,944)	$(1,988)	102%

Realized and Unrealized (Losses) Gains, Net. Net realized and unrealized (losses) gains, net decreased by $0.9 million, or 230%, for the three months ended September 30, 2023 largely due to the realized loss of $1.9 million related to the redemption of our investment in Bridge Agency MBS Fund, and includes the reversal of the unrealized losses related to the investment. The realized loss was partially offset by appreciation recognized on certain other investments during the three months ended September 30, 2023. During the three months ended September 30, 2022, the net realized and unrealized gains were attributed to appreciation recognized on certain other investments.
Interest Income. Interest income increased by $2.5 million, or 133%, largely due to the timing of distribution income for interests acquired in the Newbury Acquisition, the timing of short-term borrowings by Bridge-sponsored funds coupled with an increase in the related weighted-average outstanding interest rate between periods, as well as an increase in the weighted-average outstanding cash and cash equivalents between periods.
Interest Expense. Interest expense increased by $3.6 million, or 85%, due to the $150 million of 2022 Private Placement Notes that funded in July 2022, which have a weighted-average interest rate of 5.05%, the $150 million of 2023 Private Placement Notes that funded in March 2023, which have a weighted-average interest rate of 6.01%, and the outstanding balance on the Credit Facility during 2023.
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

	Three Months Ended September 30,
	2023	2022
Non-controlling interests related to General Partners - realized	$10,280	$12,460
Non-controlling interests related to General Partners - unrealized	(31,990)	(14,386)
Non-controlling interests related to Fund Managers	1,523	(1,446)
Non-controlling interests related to 2019 profits interests awards	229	159
Non-controlling interests related to 2020 profits interests awards	—	1,895
Non-controlling interests related to 2021 profits interests awards	—	2,699
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(19,958)	$1,381
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $1.8 million and $25.9 million during the three months ended September 30, 2023 and 2022, respectively.
On July 1, 2023, certain of the Company’s 2021 profits interests awards were collapsed into 489,407 shares of our Class A common stock and 2,429,453 Class A Units. The 2021 profits interests were collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined subsequently) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This will result in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there will also be a corresponding increase in the number of outstanding Class A Units at the Operating Company (or shares of our Class A common stock).
Income tax expense
Income tax expense decreased by $2.1 million, or 65%, primarily due to the reversal of unrealized accrued performance allocations during the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenues

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2023	2022
Revenues:
Fund management fees	$175,616	$166,176	$9,440	6%
Property management and leasing fees	58,536	56,683	1,853	3%
Construction management fees	9,273	7,727	1,546	20%
Development fees	1,919	3,037	(1,118)	(37%)
Transaction fees	16,738	51,172	(34,434)	(67%)
Fund administration fees	12,839	11,105	1,734	16%
Insurance premiums	12,868	8,648	4,220	49%
Other asset management and property income	8,732	9,027	(295)	(3%)
Total revenues	$296,521	$313,575	$(17,054)	(5%)
Fund Management Fees. Our fee-earning AUM increased by $0.9 billion, or 6%, exclusive of the Newbury Acquisition, from September 30, 2022 to September 30, 2023. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.36% as of September 30, 2023 compared to 1.49% as of September 30, 2022. The decrease from September 30, 2022 was partially attributed to the Newbury Acquisition as these secondary funds generally have a lower weighted-average management fee range than other Bridge-sponsored funds.
Fund management fees increased by $9.4 million, or 6%, primarily attributed to the Newbury Acquisition, the timing of capital raising for funds launched in 2022 and 2023, including Bridge Opportunity Zone Fund V, which launched in March 2022, and from deployment by Bridge Debt Strategies Fund IV, whose fees are primarily based on invested capital. These factors contributed an additional $31.0 million of fund management fees for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. These increases were partially offset by decreases of $21.7 million due to the timing of placement agent fees, one-time catch-up fees, and reductions in fee-earning AUM attributed to fund-level assets realized during the respective periods.

Included in fund management fees are one-time catch-up fees of $2.7 million for the nine months ended September 30, 2023, which were primarily related to Bridge Multifamily Fund V and Bridge Opportunity Zone Fund V, compared to one-time catch-up fees of $24.9 million for the nine months ended September 30, 2022, which were primarily attributed to the timing of capital raising for Bridge Multifamily Fund V, Bridge Workforce and Affordable Housing Fund II, and Bridge Debt Strategies Fund IV. The following chart presents the composition of our fund management fees for the nine months ended September 30, 2023 and 2022 (dollar amounts in millions)(1):
(1)Fund management fees for the nine months ended September 30, 2022 excludes fees for those funds launched subsequent to such date.
Property Management and Leasing Fees. Property management and leasing fees increased by $1.9 million, or 3%, which was attributed to a 7% increase in the number of properties managed, primarily driven by workforce and affordable housing properties. These increases were partially offset by a reduction in leasing commissions recognized in 2023 compared to 2022 due to the timing of leasing activity.
Construction Management Fees. Construction management fees increased by $1.5 million, or 20%, primarily due to commercial office, seniors housing, and multifamily housing properties.
Development Fees. Development fees decreased by $1.1 million, or 37%, primarily due to the timing of projects.
Transaction Fees. Transaction fees decreased by $34.4 million, or 67%, primarily driven by a $28.3 million decrease in due diligence fees attributed to a slowdown in the deployment of capital during the nine months ended September 30, 2023 driven by the general macroeconomic trends. The remaining $6.1 million decrease was related to a reduction of debt origination fees, which was largely due to origination fees for mortgages related to deployment during the first quarter of 2022.
Fund Administration Fees. Fund administration fees increased by $1.7 million, or 16%, during the nine months ended September 30, 2023 largely due to the increase in fee-earning AUM.
Insurance Premiums. Insurance premiums increased by $4.2 million, or 49%, largely due to the increase in AUM and property and general liability premiums.
Other Asset Management and Property Income. Other asset management and property income decreased by $0.3 million, or 3%, primarily due to non-recurring additional management fees related to the final closing of Bridge Workforce Fund II in September 2022.

Investment income

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2023	2022
Investment (loss) income:
Incentive fees	$41	$—	$41	—%
Performance allocations:
Realized	31,812	64,826	(33,014)	(51)%
Unrealized	(177,249)	119,611	(296,860)	(248)%
Earnings from investments in real estate	752	2,109	(1,357)	(64)%
Total investment (loss) income	$(144,644)	$186,546	$(331,190)	(178)%
Performance allocations. Net performance allocations decreased by $329.9 million, or 179%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Realized	Unrealized	Realized	Unrealized
BMF III GP	$20,469	$(63,499)	$51,430	$(22,905)
BMF IV GP	—	(42,120)	—	110,376
BWH I GP	—	(19,869)	—	25,808
BDS III GP	5,542	(18,095)	9,780	(15,859)
BOF II GP	—	(14,388)	—	6,274
BWH II GP	—	(13,774)	—	12,019
BDS II GP	—	(7,502)	3,123	(3,746)
BSFR IV GP	—	(3,290)	—	9,092
BLV I GP	—	(1,852)	—	1,244
BSH III GP	—	336	—	182
NEP V GP(1)	—	456	—	—
BNLI GP	—	1,869	—	1,617
BAMBS GP	—	3,387	—	(863)
BDS IV GP	5,801	1,092	493	(3,563)
BOF I GP	—	—	—	(65)
Total	$31,812	$(177,249)	$64,826	$119,611
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount will not be retained by the Company.
For the nine months ended September 30, 2023 and 2022, the realized performance allocations were primarily related to dispositions in Bridge Multifamily Fund III, including the recapitalization of assets into a continuation vehicle in July 2023, and tax distributions in Bridge Debt Strategies Funds II, III and IV.
The unrealized performance income (loss) allocation is recorded one quarter in arrears, and as such the performance allocation income (loss) for the nine months ended September 30, 2023 and 2022 reflects asset valuations as of June 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, the decrease in unrealized performance allocations was largely due to the recapitalization of assets from Bridge Multifamily Fund III into a continuation vehicle that closed in July 2023, market depreciation from properties within our multifamily, workforce and affordable housing funds, commercial office and credit funds, and includes the reversal of realized performance allocation income during the period.

Expenses

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2023	2022
Expenses:
Employee compensation and benefits	$166,111	$149,140	$16,971	11%
Incentive fee compensation	4	—	4	—%
Performance allocations compensation:
Realized	4,939	4,047	892	22%
Unrealized	(17,531)	21,014	(38,545)	(183)%
Loss and loss adjustment expenses	6,957	5,395	1,562	29%
Third-party operating expenses	16,849	19,642	(2,793)	(14)%
General and administrative expenses	38,903	29,961	8,942	30%
Depreciation and amortization	11,487	2,223	9,264	417%
Total expenses	$227,719	$231,422	$(3,703)	(2)%
Employee Compensation and Benefits. Employee compensation and benefits increased by $17.0 million, or 11%, largely due to a net increase of $9.3 million in salaries and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, which was largely offset by a reduction in bonus expense. An additional increase of $7.7 million was attributed to Restricted Stock and RSU awards granted in January 2023 and the additional expense related to the 2022 profits interests awards that were granted in the third quarter of 2022 and the 2023 profits interests awards that were granted in the first quarter of 2023.
Performance Allocation Compensation. Performance allocation compensation decreased by $37.7 million, or 150%, primarily due to a $38.5 million decrease in unrealized performance allocation compensation and an increase of $0.9 million related to realized performance allocation awards, which is directly correlated to our performance allocation (loss) during the nine months ended September 30, 2023 compared to performance allocation income during the nine months ended September 30, 2022.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $1.6 million, or 29%, primarily due to tenant, workers compensation, and general liability insurance losses incurred or paid during the nine months ended September 30, 2023 compared to the same period in 2022.
Third-party Operating Expenses. Third-party operating expenses decreased by $2.8 million, or 14%, primarily due to a decrease in leasing commissions and a reduction in operating expenses related to seniors housing properties managed.
General and Administrative Expenses. General and administrative expenses increased by $8.9 million, or 30%, primarily due to $3.5 million of transaction costs incurred related to the Newbury Acquisition, $2.9 million of consolidated fund-level expenses, $0.6 million related to lease termination costs for one our corporate offices, an increase in professional services, software licensing fees, and other expenses correlated with the increase in AUM and the number of properties managed.
Depreciation and Amortization. Depreciation and amortization increased by $9.3 million, or 417%, primarily attributed to additional amortization for intangibles acquired as part of the Newbury Acquisition.

Other income (expense)

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2023	2022
Other income (expense)
Realized and unrealized gains (losses), net	$(399)	$4,315	$(4,714)	(109)%
Interest income	11,609	4,466	7,143	160%
Interest expense	(20,722)	(8,769)	(11,953)	136%
Total other income	$(9,512)	$12	$(9,524)	(79367)%
Realized and Unrealized Gains (Losses), Net. Net realized and unrealized (losses) gains decreased by $4.7 million, or 109%, for the nine months ended September 30, 2023, largely due to the realized loss of $1.9 million related to the redemption of our investment in the Bridge Agency MBS Fund, and includes the reversal of the unrealized losses related to the investment compared to unrealized appreciation recognized on certain other investments during 2022.
Interest Income. Interest income increased by $7.1 million, or 160%, largely due to the timing of distribution income for interests acquired in the Newbury Acquisition, the timing of short-term borrowings by Bridge-sponsored funds coupled with an increase in the related weighted-average outstanding interest rate between periods, as well as an increase in the interest rate earned on the weighted-average outstanding cash and cash equivalents between periods.
Interest Expense. Interest expense increased by $12.0 million, or 136%, primarily due to the $150 million of 2022 Private Placement Notes that funded in July 2022, which have a weighted-average interest rate of 5.05%, the $150 million of 2023 Private Placement Notes that funded in March 2023, which have a weighted-average interest rate of 6.01%, and the outstanding balance on the Credit Facility during 2023.
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

	Nine Months Ended September 30,
	2023	2022
Non-controlling interests related to General Partners - realized	$15,966	$36,962
Non-controlling interests related to General Partners - unrealized	(92,742)	48,701
Non-controlling interests related to Fund Managers	(3,956)	(4,052)
Non-controlling interests related to 2019 profits interests awards	339	202
Non-controlling interests related to 2020 profits interests awards	—	2,812
Non-controlling interests related to 2021 profits interests awards	—	3,217
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(80,393)	$87,842
Net (Loss) Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $5.2 million and net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $138.6 million during the nine months ended September 30, 2023 and 2022, respectively.
On January 1, 2023, certain of the Company’s 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units. On July 1, 2023, certain of the Company’s 2021 profits interests awards were collapsed into 489,407 shares of our Class A common stock and 2,429,453 Class A Units. The 2020 and 2021 profits interests were collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined subsequently) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This will result in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there will also be a corresponding increase in the number of outstanding Class A Units at the Operating Company (or shares of our Class A common stock).
Income tax expense
Income tax expense decreased by $11.9 million, or 81%, primarily due to the reversal of unrealized accrued performance allocations during the nine months ended September 30, 2022.
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

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(17,894)	$32,241	$(88,085)	$254,126
Income tax expense	1,107	3,203	2,731	14,585
(Loss) income before provision for income taxes	(16,787)	35,444	(85,354)	268,711
Depreciation and amortization	5,275	703	11,487	2,223
Impact of fund consolidation	1,314	—	3,574	—
Less: Unrealized performance allocations	50,940	16,367	177,249	(119,611)
Plus: Unrealized performance allocations compensation	1,788	3,789	(17,531)	21,014
Less: Unrealized (gains) losses, net	(1,113)	(387)	(1,237)	(4,350)
Plus: Share-based compensation	10,655	9,624	31,134	23,442
Plus: Transaction and non-recurring costs(1)	80	—	4,198	—
Less: Cash income attributable to non-controlling interests in subsidiaries	(1,074)	(3,307)	1,646	(2,180)
Less: Net realized performance allocations attributable to non-controlling interests	(10,280)	(12,460)	(15,966)	(36,962)
Distributable Earnings attributable to the Operating Company	40,798	49,773	109,200	152,287
Realized performance allocations and incentive fees	(20,225)	(22,308)	(31,853)	(64,826)
Realized performance allocations and incentive fees compensation	2,713	1,321	4,943	4,047
Net realized performance allocations to non-controlling interests	10,280	12,460	15,966	36,962
Net insurance (income) loss	(1,701)	(1,183)	(5,911)	(3,253)
(Earnings) losses from investments in real estate	(537)	(818)	(752)	(2,109)
Net interest (income) expense and realized (gain) loss	4,711	2,323	10,424	4,304
Less: Cash income attributable to non-controlling interests in subsidiaries	1,074	3,307	(1,646)	2,180
Total Fee Related Earnings	37,113	44,875	100,371	129,592
Total Fee Related Earnings attributable to non-controlling interests	(1,074)	(3,307)	1,646	(2,180)
Total Fee Related Earnings attributable to the Operating Company	$36,039	$41,568	$102,017	$127,412
(1)    Transaction costs and non-recurring expenses represent transaction costs related to the Newbury Acquisition and lease termination costs related to one of our corporate offices.

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fund-level fee revenues
Fund management fees	$61,584	$64,096	$175,786	$166,176
Transaction fees	9,679	11,532	16,738	51,172
Total net fund-level fee revenues	71,263	75,628	192,524	217,348
Net earnings from Bridge property operators	2,142	1,294	8,212	6,341
Development fees	247	986	1,919	3,037
Fund administration fees	4,556	3,808	13,036	11,105
Other asset management and property income	3,289	4,413	8,732	9,027
Fee Related Revenues	81,497	86,129	224,423	246,858
Cash-based employee compensation and benefits	(37,275)	(34,242)	(104,145)	(96,901)
Net administrative expenses	(7,109)	(7,012)	(19,907)	(20,365)
Fee Related Expenses	(44,384)	(41,254)	(124,052)	(117,266)
Total Fee Related Earnings	37,113	44,875	100,371	129,592
Total Fee Related Earnings attributable to non-controlling interests	(1,074)	(3,307)	1,646	(2,180)
Total Fee Related Earnings to the Operating Company	36,039	41,568	102,017	127,412
Realized performance allocations and incentive fees	20,225	22,308	31,853	64,826
Realized performance allocations and incentive fees compensation	(2,713)	(1,321)	(4,943)	(4,047)
Net realized performance allocations attributable to non-controlling interests	(10,280)	(12,460)	(15,966)	(36,962)
Net insurance income	1,701	1,183	5,911	3,253
Earnings from investments in real estate	537	818	752	2,109
Net interest income (expense) and realized gain (loss)	(4,711)	(2,323)	(10,424)	(4,304)
Distributable Earnings attributable to the Operating Company	$40,798	$49,773	$109,200	$152,287

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash-based employee compensation and benefits	$37,275	$34,242	$104,145	$96,901
Compensation expense of Bridge property operators	10,627	11,102	30,832	28,797
Share-based compensation	10,655	9,624	31,134	23,442
Employee compensation and benefits	$58,557	$54,968	$166,111	$149,140

Administrative expenses, net of Bridge property operators	$7,109	$7,012	$19,907	$20,365
Administrative expenses of Bridge property operators	4,304	3,673	11,916	9,596
Transaction and non-recurring costs	80	—	4,198	—
Impact of fund consolidation	649	—	2,882	—
General and administrative expenses	$12,142	$10,685	$38,903	$29,961

Unrealized gains (losses)	$1,113	$387	$1,237	$4,350
Other expenses from Bridge property operators	—	(8)	—	(34)
Net interest income (expense) and realized gain (loss)	(4,711)	(2,323)	(10,424)	(4,304)
Impact of fund consolidation	(334)	—	(325)	—
Total other (loss) income	$(3,932)	$(1,944)	$(9,512)	$12
Distributable Earnings and Fee Related Earnings to the Operating Company
Total Fee Related Earnings to the Operating Company decreased by $5.5 million, or 13%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, while Distributable Earnings to the Operating Company decreased by $9.0 million, or 18%, during the same period due to the following:
•Total fee related revenues decreased by $4.6 million, principally due to:
◦Fund management fees decreased by $2.5 million, or 4%, primarily due to the timing of capital raising between 2023 and 2022 and related catch-up fees; and
◦Transaction fees decreased by $1.9 million, or 16%, due to reduced volume of real estate transactions attributed to the current macroeconomic environment, including increased interest rates and limited availability of debt financing.
•Net earnings from Bridge property operators increased by $0.8 million, or 66%, driven by an increase in number of managed units as of September 30, 2023 compared to September 30, 2022.
•Fee related expenses increased by $3.1 million, or 8%, principally due to:
◦Cash-based employee compensation and benefits increased by $3.0 million, or 9%, primarily due to increased headcount driven by the 6% increase in our fee-earning AUM, exclusive of the Newbury Acquisition, and new investment strategies launched in 2022, which was partially offset by a reduction in 2023 bonuses; and
◦Net administrative expenses increased by $0.1 million, or 1%, primarily due to an increase in professional services, software licensing fees, and other additional expenses correlated with the increase in AUM and the number of properties managed.

•Net of related compensation, realized performance allocations and incentive fees decreased by $3.5 million, or 17%, compared to 2022, due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III.
Total Fee Related Earnings to the Operating Company decreased by $25.4 million, or 20%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, while Distributable Earnings to the Operating Company decreased by $43.1 million, or 28%, during the same period due to the following:
•Total fee related revenues decreased by $22.4 million, or 9%, principally due to:
◦Fund management fees increased by $9.6 million, or 6%, primarily due to the timing of capital raising between 2023 and 2022 and the Newbury Acquisition; and
◦Transaction fees decreased by $34.4 million, or 67%, due to reduced volume of real estate transactions attributed to the current macroeconomic environment, including increased interest rates and limited availability of debt financing.
•Net earnings from Bridge property operators increased by $1.9 million, or 30%, driven by an increase in number of managed units as of September 30, 2023 compared to September 30, 2022.
•Fee related expenses increased by $6.8 million, or 6%, principally due to:
◦Cash-based employee compensation and benefits increased by $7.2 million, or 7%, primarily due to increased headcount driven by the 6% increase in our fee-earning AUM, exclusive of the Newbury Acquisition, and new investment strategies launched in 2022, which was partially offset by a reduction in 2023 bonuses; and
◦Net administrative expenses decreased by $0.5 million, or 2%, primarily due to a decrease in property management operating expenses, which was partially offset by an increase in professional services, software licensing fees, rent and other additional expenses correlated with the increase in AUM.
•Net of related compensation, realized performance allocations and incentive fees decreased by $33.9 million, or 56%, compared to 2022, primarily due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II, III and IV.
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
As of September 30, 2023 and December 31, 2022, we had total assets of $1,278.4 million and $1,154.8 million, respectively, which included $47.9 million and $183.6 million of cash and cash equivalents, respectively, and total liabilities of $707.0 million and $508.5 million, respectively. There were no borrowings outstanding under the Credit Facility. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.
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
The following table presents a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$111,165	$182,442
Net cash used in investing activities	(336,891)	(12,586)
Net cash provided by (used in) financing activities	90,215	(53,269)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(135,511)	$116,587
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
For the nine months ended September 30, 2023 — cash provided by operating activities was $111.2 million, primarily consisting of adjustments for non-cash items of $204.0 million offset by a net loss during the period of $88.1 million and cash provided by operating assets and liabilities of $4.8 million. Adjustments for non-cash items primarily consisted of a $177.2 million reversal of unrealized performance allocations, $31.1 million of share-based compensation, and $11.5 million of depreciation and amortization, which was partially offset by a reduction of $17.5 million in unrealized accrued performance allocations compensation.
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
For the nine months ended September 30, 2023 — net cash used in investing activities of $336.9 million primarily consisted of $319.4 million in cash paid for the Newbury Acquisition, issuances of notes receivable of $208.3 million, and $54.9 million for purchases of investments. These decreases were primarily offset by $221.3 million in collections of notes receivable related to our lending activities to affiliate entities and $20.5 million of proceeds from sale of investments.
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
For the nine months ended September 30, 2023 — net cash provided by financing activities of $90.2 million was largely due to the $150.0 million in proceeds received from our 2023 Private Placement Notes, net proceeds of $50.0 million drawn on our Credit Facility, both of which were used to fund the Newbury Acquisition, and $16.8 million of capital contributions from non-controlling interests. These increases were partially offset by $106.7 million of distributions paid to non-controlling interests, $16.2 million of dividends paid to our Class A common stockholders, and the payment of deferred financing costs related to the amendment to our Credit Facility and the 2023 Private Placement Notes.
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
The interest rate in effect for the Credit Facility as of September 30, 2023 was approximately 7.47%. As of September 30, 2023, $50.0 million was outstanding on the Credit Facility.
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
Debt Covenants
As of September 30, 2023 and December 31, 2022, the Company was in full compliance with all debt covenants.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022 and Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the quarter ended September 30, 2023.
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
Interest Rate Risk
As of September 30, 2023, we had cash of $35.0 million deposited in non-interest bearing accounts and $13.4 million deposited in an interest-bearing account, with limited to no interest rate risk. In addition, our Credit Facility bears interest based on a margin over SOFR (see the disclosures contained in “—Corporate Credit Facilities”). Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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
There were no unregistered equity securities sold from January 1, 2023 to September 30, 2023, other than as previously disclosed in our current reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

On September 15, 2023, Jonathan Slager, Chief Executive Officer, modified a Rule 10b5-1 trading arrangement, originally adopted on March 13, 2023, to change the price limits for sales under the plan and the timing of sales under the plan. The modified trading arrangement was entered into during an open window period under the Company’s Insider Trading Compliance Policy. The original and the modified trading arrangement are intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the potential sale of up to 775,000 shares of the Company’s common stock until June 14, 2024.

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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: November 8, 2023	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Katherine Elsnab
Katherine Elsnab
Chief Financial Officer (Principal Financial Officer)