Form 10-K
period 2023-12-31
Bridge Investment Group Holdings Inc.
filed 2024-03-07
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $286.6 million.
As of March 1, 2024, the registrant had 41,019,229 shares of Class A common stock ($0.01 par value per share) outstanding and 80,048,075 shares of Class B common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference information from the Registrant’s definitive proxy statement related to the 2024 annual meeting of stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), about, among other things, our operations, taxes, earnings and financial performance, and dividends. All statements other than statements of historical facts contained in this report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, fund performance and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “outlook,” “indicator,” “may,” “will,” “should,” “expects,” “plans,” “seek,” “anticipates,” “plan,” “forecasts,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward looking statements are not guarantees of future performance and are subject to known and unknown risks, assumptions and uncertainties that are difficult to predict and beyond our ability to control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results, performance or achievements may prove to be materially different from the results expressed or implied by the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
These forward-looking statements speak only as of the date of this annual report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including those described in Part I, Item 1A, “Risk Factors.” You should read this report and the documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
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
•Bridge Opportunity Zone Fund II GP LLC (“BOZ II GP”)
•Bridge Opportunity Zone Fund III GP LLC (“BOZ III GP”)
•Bridge Opportunity Zone Fund IV GP LLC (“BOZ IV GP”)
•Bridge Opportunity Zone Fund V GP LLC (“BOZ V GP”)
•Bridge Opportunity Zone Fund VI GP LLC (“BOZ VI GP”)
•Bridge MF&CO Fund III GP LLC (“BMF III GP”)
•Bridge Multifamily CV GP LLC (“BMF CV GP”)
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
•Bridge Debt Strategies Fund V GP LLC (“BDS V GP”)
•Bridge Agency MBS Fund GP LLC (“BAMBS GP”)
•Bridge Net Lease Income Fund GP LLC (“BNLI GP”)
•Bridge Logistics U.S. Venture I GP LLC (“BLV I GP”)
•Bridge Logistics Developer GP LLC (“BLD GP”)
•Bridge Logistics Value Fund II GP LLC (“BLV II GP”)
•Bridge Single-Family Rental Fund IV GP LLC (“BSFR IV GP”)
•Bridge Solar Energy Development Fund GP LLC (“BSED GP”)
•BLP Dawes Developer GP LLC (“BLPDD GP”)
•Newbury Equity Partners VI GP LLC (“NEP VI GP”)
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
•“Transactions” refers to the IPO and certain organizational transactions that were effected in connection with the IPO, and the application of the net proceeds therefrom. Refer to Note 1, “Organization,” to our consolidated and combined financial statements included in this annual report on Form 10-K for a description of the Transactions.

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
•Difficult economic, market and political conditions may adversely affect our businesses.
•The substantial growth of our business in recent years may be difficult to sustain, as it may place significant demands on our resources and employees and may increase our expenses in the future.
•Valuation methodologies for certain assets held by our funds and other vehicles can be subject to significant subjectivity, and the values of assets may not be the same when realized.
•Dependence on leverage subjects us to volatility, high interest rates and contractions in the debt financing markets, affecting the ability of our funds to deploy capital or achieve attractive rates of return on those investments.
•A significant portion of our revenues are subject to the risks inherent in the ownership and operation of real estate and the construction, development and financing of real estate, including, among other risks, environmental liabilities.
•The success of our business depends on the identification and availability of suitable investment opportunities for our funds.
•Our ability to retain our senior leadership team and attract additional qualified investment professionals is critical to our success.
•We intend to expand our business and may enter into new investment asset classes, new lines of business and/or new markets and offer new investment products.
•Defaults by investors in our funds could adversely affect such funds’ operations and performance.
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
•Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us and the operation of our funds.
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

PART I
Item 1. Business
Overview
We are a leading alternative investment manager, diversified across specialized asset classes, with approximately $47.7 billion of AUM as of December 31, 2023. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and other alternative investments that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of global institutions and individual investors across our investment strategies.
As of December 31, 2023, we employed approximately 2,300 people primarily located at our corporate offices in Utah, New York, California, Florida, Georgia and Virginia and at our properties throughout the United States. Additionally, we have approximately 2,800 professionals employed through a professional employment organization at sites managed by Bridge Senior Living, all of whom are property professionals expensed via our managed vehicles. Our employees and professionals are integral to our culture of integrity, professionalism and excellence. We believe hiring, training and retaining talented individuals, coupled with our rigorous investment process, has supported our excellent investment record over many years. This record, in turn, has enabled us to innovate into new strategies, drive growth and better serve our fund investors and shareholders.
We employ a specialized, vertically integrated model spanning investment platforms across real estate, credit, renewable energy and secondaries strategies. Our vertically integrated approach includes investment professionals as well as employees who perform active asset management, property management, leasing, and construction management functions. By directly operating the properties that we acquire or develop, we are able to find opportunities to generate significant alpha at the asset level, creating a key competitive advantage to drive returns for our fund investors. This high-touch owner-operator approach, which we have refined over decades, provides a difficult to replicate, data-driven investment strategy. With respect to our equity investment strategies, we aim for high visibility into precisely how we will execute on and operate a given asset at the time of acquisition. In our credit strategies investment platform, we leverage that same execution-focused discipline to validate and underwrite credit investments, frequently collaborating with our local market teams in the investment phase.
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
We are focused on a differentiated and socially responsible approach to investing and operating our assets. Our onsite presence at our real estate properties allows us to create positive, constructive relationships with residents and tenants, and to differentiate Bridge real estate assets from other properties. As an operator, we seek to offer residents and tenants far more than just “four walls and a roof.” By making improvements that residents and tenants value, often with an emphasis on social and community programming, Bridge prides itself on community revitalization. Further, we seek to make improvements that limit our impact on the environment. For example, in 2022, we launched our Renewable Energy investment platform, which utilizes a technology-integrated approach to streamline the analysis and implementation of solar infrastructure for commercial properties. Community, sustainability and resource reduction are incorporated into our decisions. We are a signatory of the United Nations Principles for Responsible Investment (“UNPRI”), and are seeking to incorporate environmental, social and governance issues into our investment analysis and decision-making processes. We believe this will improve long-term, risk-adjusted returns for our fund investors and deliver to our tenants and residents what they need and want.

Our distribution efforts span both retail and institutional channels and are led by our senior management, investment professionals and a dedicated team of global investor service professionals. We established our retail distribution channel through our first wirehouse distribution relationship in 2012, and we believe our tenured presence with distribution partners, including wirehouse banks and Registered Investment Advisers (“RIAs”), affords us the opportunity to continue growing our AUM from both “qualified purchaser” and “accredited investor” retail investors. Our institutional fundraising and fund investor service efforts are high-touch, and we manage capital on behalf of many of the world’s leading global allocators of private market capital. Because of our multiple platforms and strategies, we are frequently in front of our fund investors to maintain and expand these relationships, and we communicate in a detailed and transparent way with our fund investors. The combination of strong investment returns and regular, intensive communications has created strong loyalty and repeat investments from leading institutional investors. Our focus on performance, detailed and transparent communication, and responsiveness are among the factors that differentiate our fund investor relations approach.
Our investment teams are supported by a centralized corporate infrastructure providing debt capital markets, risk management, client solutions and back-office support functions. The substantial investments we have made in our corporate infrastructure to service all Bridge investment teams enables us to scale our platform to accommodate significant future platform growth. The bulk of our corporate infrastructure is located in Salt Lake City, Utah, which offers a high-quality labor pool at a lower cost than many larger metropolitan areas.
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
We have an experienced management team with proven performance history and long-term tenure and outlook. Our leaders have deep knowledge of the sectors and markets in which we invest, coupled with extensive investment and capital markets expertise. We have consistently practiced intensive, formal management training to optimize the performance of our professionals and employ rigorous performance reviews to support career development and advancement. We strive to be a best-in-class employer of choice and seek to provide competitive career opportunities and benefits to our employees. We have been able to attract and retain high-quality personnel, at both the entry level and the mid-and senior levels. We consistently reexamine and seek to optimize the Bridge culture of mutual shared success and teamwork and commit meaningful resources to knowledge sharing across verticals.
Market Opportunity
We believe our position as a leading alternative investment manager and expertise in investing across multiple sectors positions us to capitalize on favorable market trends.
We operate in the large and growing alternative investment management industry. According to PricewaterhouseCoopers’ report, Asset and Wealth Management Revolution 2023: The New Context (the “PwC 2023 Report”), total global AUM is expected to grow from approximately $115.1 trillion in 2022 to approximately $147.3 trillion in 2027 in all asset classes, implying a compounding annual growth rate (“CAGR”), of approximately 5.1%. Investments in alternative assets are projected to grow even more significantly, from $52.2 trillion to $67.7 trillion over the same timeframe, representing a CAGR of 5.3%, according to PwC Global AWM & ESG Research Center, Refinitiv, Lipper, and Preqin. Within alternatives, real estate represents one of the largest asset classes in North America. According to the National Association of Real Estate Investment Trusts (“Nareit”), the total size of the commercial real estate market was estimated to be $20.7 trillion in 2021. We believe investors view allocations to private real estate investments as essential for obtaining diversified exposure to income and growth.
We believe yield-oriented strategies, such as certain real estate equity and credit investment strategies, have the potential to generate significant current income and attract investor capital because of their defensive characteristics that may provide returns with less volatility and lower loss ratios than can be achieved via investments in markets outside real estate. In addition to seeking attractive absolute and relative returns, we believe institutional investors have been increasing their allocations to the real estate asset class to attain stable income, low volatility and diversification relative to traditional public market investments.

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
Diversified and Synergistic Business Model. Our investment platforms are highly synergistic, working together to provide us a competitive advantage through differentiated underwriting capabilities, enhanced collaboration to increase deal flow via locally based teams across a broad set of markets. Our investment platforms are incentivized to develop and share best practices and are enhanced by our fully scaled corporate infrastructure, with full integration and in-house capabilities across debt capital markets, risk management, procurement and client solutions, which provide a competitive advantage and enhance the economic proposition for fund investors.
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
Proven Record of Fundraising Success with a Loyal Investor Base. We benefit from a diverse investor base with a large number of investors, many of whom have invested in several of our managed vehicles. Approximately 47% of Bridge fund investors (including each wirehouse platform as a single investor) have invested in multiple strategies and approximately 76% are repeat investors. Our experienced Client Solutions Group raises capital and maintains deep relationships with key institutional segments (e.g., sovereign wealth funds, pension funds and insurance companies) as a complement to our extensive wealth management relationships, which span most of the largest wirehouses in the United States. Our Client Solutions Group has a proven history of raising capital and driving growth across new products, platforms and investment teams, having raised an average of $3.5 billion of equity capital per year for the past five years.
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
In most of our real-estate equity funds we also generate property management fees, construction management and development fees, mortgage brokerage fees, due diligence fees, fund administration fees, and certain other ancillary revenue. These fee streams are contractual and are in some cases tied to the duration of the managed vehicles, providing additional stability and visibility to our revenues and earnings. Following a capital raise, we have a high degree of visibility into the growth of these contractual fee streams. We believe these fees are mutually beneficial to us and our fund investors because we provide these ancillary services at or below market rates and drive better execution by using our size, scale and expertise for our fund investors’ benefit.
Long-tenured Senior Management Team with High Alignment and Support of Deep and Talented Employee Pool. We are a people business and focus on consistently recruiting highly qualified people and empowering them to reach their full potential. We are led by over 30 active senior managing directors, many of whom have worked together for decades. Our current and former employees and affiliates have made, in the aggregate since the inception of Bridge Multifamily Fund I in 2009, capital commitments of over $650 million to our managed funds as of December 31, 2023, helping ensure an alignment of interests with our fund investors. In addition to the ownership interests held by our senior managing directors, certain employees are also eligible to receive share-based compensation to further align the interests of our employees with our shareholders and cultivate a strong sense of ownership and commitment to our Company.
Our nationwide team possesses extensive real estate, investment, operational, capital markets and transactional expertise that cumulatively drives alpha generation at the asset level. We have grown from an employee base of under 1,000 in 2015 to approximately 2,300 current employees (including approximately 1,500 employees who operate our properties but not including employees of a professional employer organizations at certain properties) and have developed a strong internal culture and external brand reputation. Our culture of excellence, accountability, teamwork and collaboration allows employees to thrive in every aspect of their professional lives. We are committed to promoting an environment that fosters each employee’s professional growth and investing in each of our employees through target professional advancement (including tuition reimbursement), mentorship and leadership development. We believe in connecting the right people with the right opportunities to help them drive their careers at Bridge.
We believe our ability to maintain a consistent common culture and vision while having specialized teams around the country focused on specific real estate segments is a point of differentiation. We have developed practices which we believe are unique and contribute to our consistent performance. One such example is our annual Bridge Knowledge Share event, where we bring investment professionals from each investment platform together to collaborate and share best practices, as well as to develop relationships and contacts, which has led to organic collaboration among teams.
Growth Strategy
We have successfully grown via both organic and inorganic expansion throughout our history. As we continue to expand our business, we intend to create value for our shareholders by seeking to:
Continue to Strengthen and Expand Our Fund Investor Network. We believe our existing fund investors and distribution channels will continue to allocate assets to real estate, credit, renewable energy and secondaries strategies in the near-term, while seeking experienced, sector-specific asset managers to execute their investment strategy. Throughout our history, we have invested in and grown both our in-house and third-party distribution networks. Accordingly, we intend to grow our business by expanding our relationships with existing fund investors and by attracting new fund investors who value our established operating platform, targeted investment strategies, and performance history.

Expand Our Product Offerings Across the Risk-Return Spectrum. We believe our vertically integrated platform will allow us to add complementary investment products intended to meet differing risk profiles and current yield and return objectives, for existing and new fund investors. At the same time, we believe that our significant access to potential investment opportunities, integrated market research, and financing and operational capabilities will enable us to efficiently source and manage attractive investments that meet a broader range of investment objectives and strategies. We believe that expansion of both investment style and geography provides an opportunity for meaningful growth within our existing strategies. Within or adjacent to our current investment strategies, for example, we added on to our existing value-add Multifamily strategy by launching our Workforce and Affordable Housing vertical and launched our Renewable Energy and Secondaries verticals, each with a different risk-return profile for our fund investors.
Launch New Product Offerings and Strategies Across Adjacent Sectors and Pursue Expanded Investment Geography. A key element of our growth has been our ability to apply our deep expertise in real estate to grow complementary investment strategies in additional real estate and real estate-adjacent sectors that offer attractive fundamentals. We have expanded our product offerings to provide an increasing array of opportunities for investors and a balanced business model that we believe benefits all of our stakeholders. For example, in recent years, we have launched several new investment strategies. We launched our Agency Mortgage Backed Securities (“Agency MBS”) platform in 2020 and our Net Lease Income platform in 2021, which were our first open-end structures. In 2021, we launched our Logistics platform, in 2022, we launched our SFR and renewable energy platforms, and in 2023 we launched our secondaries platform. We are also launching new product offerings within these strategies to expand our distribution efforts. For example, in February 2024 we launched a perpetual REIT within our Net Lease Income strategy that is available to a broader base of accredited investors. We expect to continue to develop new strategies and products across property types and fund structures. We also anticipate opportunities to expand our investment geography within our existing investment strategies. We believe there are additional expansion opportunities adjacent to our existing strategies that we are uniquely suited to pursue.
Expand Our Distribution Capabilities Domestically and Internationally. According to the PwC 2023 Report, the combined investable assets of high-net-worth individuals are expected to reach approximately $139.6 trillion by 2027. However, many high-net-worth individual investors continue to have difficulty accessing private real estate and secondaries investment opportunities because of a lack of available products that satisfy regulatory and structural requirements related to liquidity, transparency and administration. Our investment platform is designed to expand access to the private real estate and secondaries markets for both institutional and individual fund investors.
We believe that geographically and economically diverse investors require a highly bespoke approach and demand high levels of transparency and reporting. We believe that we will be able to leverage our existing investment and operational capabilities while establishing a local presence in key geographies and expand our fund investor base globally.
Our Organizational Structure
Bridge was incorporated as a Delaware corporation on March 18, 2021, for the purpose of facilitating the Company’s IPO and other related transactions in order to carry on the business of the Operating Company, which was formerly known as Bridge Investment Group LLC, and its wholly owned subsidiaries. The Company is the sole managing member of the Operating Company, and its primary asset is its ownership interest in the Operating Company. As the sole managing member of the Operating Company, Bridge Investment Group Holdings Inc. indirectly operates and controls all of the Operating Company’s business and affairs.
The Operating Company is the controlling entity, through its wholly owned subsidiary Bridge Fund Management Holdings LLC, of the following investment manager entities, which we refer to collectively as the Fund Managers: Bridge Multifamily Fund Manager LLC, Bridge Seniors Housing Fund Manager LLC (“BSHM”), Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC (“BOFM”), Bridge Development Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, Bridge Single-Family Rental Fund Manager LLC, Bridge Renewable Energy Fund Manager LLC and Newbury Partners-Bridge LLC (together, the “Fund Managers”). The Fund Managers provide investment advisory services to multiple investment funds and other vehicles, including joint ventures, separately managed accounts and privately offered limited partnerships, including any parallel investment vehicles and feeder funds (collectively, the “funds”). Certain Fund Managers also provide real estate services to applicable funds. The Operating Company is entitled to a pro rata portion of the management fees earned by the Fund Managers based on its ownership in the Fund Managers, which ranges from 60% to 100%.

Each time we establish a new fund, we establish a new general partner for that fund (each, a “General Partner” and collectively the “Bridge GPs”) controlled by the Operating Company and, in some cases, by senior management of the applicable vertical. Under the terms of the fund operating agreements, the General Partners are entitled to performance fees from the funds once certain threshold returns are achieved for the limited partners.
Our Investment Platforms
We operate our business in a single segment, alternative investment management, diversified across specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our investment platforms are set forth below.
Real Estate
Multifamily. Our Multifamily investment platform focuses on assets in growth markets that we believe offer attractive risk-adjusted returns. Our senior executives have focused on multifamily investments for the past 30 years, including previous ventures. Our Multifamily platform generally targets markets with investments within metropolitan statistical areas, (“MSAs”), with household and employment growth rates that are projected to exceed national averages. We believe we have a differentiated approach to multifamily investing, which relies on the integration and coordination of our investment, asset management, debt capital markets and nationwide property management capabilities. Our “owner-operator” model allows us to manage assets internally, with in-house personnel functions such as property management, construction management and leasing. As of December 31, 2023, our Multifamily platform had approximately $8.8 billion of AUM.
Development. Our Development investment platform provides our fund investors an opportunity to capitalize on tax benefits associated with investments in qualified opportunity zones (“QOZs”), along with other attractive real estate development-oriented investment opportunities. QOZs were established by the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA generally provides investors who make qualifying investments in “qualified opportunity funds” that invest either directly or indirectly in certain geographic locales designated as QOZs with certain significant tax benefits (deferral of and/or exemption from payment of tax on certain capital gains). Our development investment program is multifamily-focused, with over 80% of the equity from our Opportunity Zone funds invested in multifamily development. We believe multifamily investments are well-suited for the 10-year hold required by the QOZ rules due to the persistent need for housing and the resulting consistent rental income of multifamily investments. We focus on investments located in Bridge’s existing target markets. Bridge was an early entrant into QOZ investing and remains one of the largest managers of QOZ-focused investment strategies. Bridge maintains connectivity and insight into regulatory developments as a member of the Opportunity Zone Coalition organized by the Economic Innovation Group. The Opportunity Zone funds within our Development platform have a longer tenor than our other closed-end funds due to the 10-year hold required by the QOZ rules. As of December 31, 2023, our Development platform had approximately $6.5 billion of AUM.
Workforce and Affordable Housing. Our Workforce and Affordable Housing investment platform invests in, creates and preserves affordable rental housing communities for America’s workforce. Our Workforce and Affordable Housing senior executives bring decades of experience focusing on workforce housing investments. We target markets that are projected to have substantially higher household formation and employment growth than the national averages. In September 2022, we had the final closing of Workforce and Affordable Housing II for total capital commitments of $1.74 billion, which we believe represents the largest fund of its kind ever raised. With approximately 11.2 million households spending over 50% of their annual income on housing and a meaningful decline in Class B/C multifamily units as a percentage of total stock since 2000, we believe there is a significant need for affordable housing in the United States. Bridge brings a differentiated and socially responsible approach to investing in workforce housing, focusing on preservation and creation of innovative social programs that drive tenant satisfaction. We leverage our in-house operating platforms to reposition assets with specialized community and life-enhancing services providing more than just “four walls and a roof” to thousands of families across the United States. Our Workforce and Affordable Housing Strategy has received numerous awards in recent years, including winning “Social Fund of the Year” from Environmental Finance Sustainable Investment Awards (both 2021 and 2022), and being named as “ESG Private Markets Strategy of the Year” by Pension Bridge, winner in the category of “Best ESG Investment Fund: Private Equity,” runner up in the category of “Best ESG Investment Fund: Real Estate/Property” by ESG Investing (2021), winning the “Real-World Impact of the Year” award from PRI (2022) and received the “Best ESG Fund: Impact Private Markets Award” from ESG Investing (2023). As of December 31, 2023, our Workforce and Affordable Housing platform had approximately $5.5 billion of AUM.

Seniors Housing. Our Seniors Housing investment platform invests in seniors housing assets across the United States. Our Seniors Housing senior executives have decades of experience in the sector and have completed over $9 billion of seniors housing transactions, including previous ventures. We believe that seniors housing is an attractive segment in the United States real estate market, offering sizeable long-term growth potential, significant consolidation opportunities, and durable industry fundamentals. The sector’s growth prospects are driven by the long-term demographics of the aging population, the increased incidences of Alzheimer’s and dementia-related diseases, and the needs-driven demand for the product type. We believe that the dramatic spike in the 75-and-older population, which is just beginning will result in a significant supply/demand imbalance that, when coupled with the approaching functional obsolescence of a meaningful portion of existing inventory, provides the fundamentals for an attractive investment opportunity in a sector with a limited supply of quality institutional competitors. Our Seniors Housing platform is a vertically integrated owner-operator and manages properties through our seniors housing property management company, Bridge Senior Living, as well as through third-party operating partners. We believe that our vertical integration enhances our ability to maximize performance, allows for direct control of the sales and marketing functions, and creates greater opportunities to deliver attractive returns to our fund investors. As of December 31, 2023, our Seniors Housing platform had approximately $3.1 billion of AUM.
Office. Our Office investment platform holds value-add and core plus commercial office assets in prime secondary and suburban sub-markets across the United States. Our senior executives have decades of commercial office real estate experience. Our investment approach combines a disciplined asset selection process with a strong focus on leasing and operationally oriented, value-add improvements that increase tenant satisfaction. We strive to offer attractive solutions to tenants and use various strategies that address evolving business needs, including traditional office terms, flexible enterprise solutions, including coworking and virtual office space. Our vertically integrated operating platform, local market presence and proximity to our assets allow us to address tenant needs on a comprehensive basis and to transform ordinary office properties into state-of-the-art, modern, appealing workspaces. As of December 31, 2023, our Office platform had approximately $1.9 billion of AUM.
Single-Family Rental. Our SFR investment platform, which was launched with the acquisition of the operations of Gorelick Brothers Capital in January 2022, focuses on the acquisition and operation of assets in the SFR market. In connection with the launch of the strategy, we acquired a portfolio of over 2,700 SFR properties previously managed by Gorelick Brothers Capital, which are supported by a vertically integrated 70+ person SFR property management team that also joined Bridge in connection with the acquisition and launch of this platform. With approximately 14.4 million households in the single-family rental market in the United States, and given the population of millennials that continue to face significant barriers to home ownership, coupled with housing supply shortages, we believe the SFR market presents significant opportunity today and in the future. Our “owner-operator” model allows us to manage assets internally, with in-house personnel performing functions such as property management, construction management and leasing. As of December 31, 2023, our SFR platform had approximately $1.1 billion of AUM.
Logistics. Our Logistics investment platform focuses on the acquisition and operation of value-add and Core-Plus acquisitions of logistics assets as well as ground-up development opportunities predominantly in infill, last-mile driven markets in attractive MSAs. Our Logistics platform is led by a team of experienced industrial investment professionals, including individuals who previously worked together overseeing industrial and logistics investments and development projects for one of the largest real estate private equity fund managers. As of December 31, 2023, our Logistics platform had approximately $906.0 million of AUM.

Credit
Debt Strategies. Our Debt Strategies investment platform invests in commercial real estate-backed fixed income opportunities with a primary focus on property types where Bridge has significant internal capabilities and experience including multifamily, office and seniors housing. Our investment strategy consists of three primary components: (1) investing in Freddie Mac K-Series B-pieces, where we are among the largest counterparties to Freddie Mac in the K-Series program; (2) direct lending through the origination of first-mortgage loans, where we are a leader in the sub-$50 million direct lending market for floating rate first-mortgage loans; and (3) mezzanine loans, preferred equity investments, commercial real estate collateralized loan obligations, in which we are a top issuer in the market, and other CMBS and real estate-backed fixed income investments. Freddie Mac K-Series B-pieces are subordinated tranche structured pass-through commercial mortgage-backed securities, which generally occupy a first-loss position for the underlying mortgage pool, which we believe offer an attractive risk-adjusted return in current and expected market conditions. Bridge’s locally based real estate teams and subsector expertise provide differentiated capabilities to assess the quality and risk of underlying collateral, including the ability to step in and manage assets as appropriate, and undertake differentiated due diligence of collateral in a manner that utilizes our knowledge of markets, market trends, assets, and the financial condition of owners/sponsors. These capabilities, coupled with the securitized finance, structuring, and capital markets expertise of our Debt Strategies team, provides this platform with a differentiated and enhanced approach to investing in the commercial real estate debt market while mitigating risk. As of December 31, 2023, our Debt Strategies platform had approximately $12.0 billion of AUM.
Agency MBS. Our Agency MBS investment platform invests in residential mortgage-backed securities (“Agency MBS”), guaranteed by U.S. Government Sponsored Enterprises (“GSEs”), in a proprietary structure designed to drive high cash returns with hedged interest rate and limited credit risk and to mitigate market dislocations and preserve principal. The GSEs’ guarantee of principal and interest mitigates underlying borrower credit risk in the Agency MBS market. Our investment process consists of a top-down analysis of market conditions and opportunities, a systematic asset selection and portfolio creation process, transaction negotiation and hedging execution, and ongoing risk review, portfolio management and reporting. Our investment strategy focuses on asset selection, leveraging our expertise in Agency MBS and our proprietary method of loan-level analysis in an effort to identify loans with relatively limited refinancing risk. We then utilize funding and interest rate hedging across the yield curve to mitigate the impact of changes in interest rates and to create stable cash flows. Our Agency MBS platform is led by a team with extensive experience managing Fannie Mae’s Agency MBS and Collateralized Mortgage Obligations prior to joining Bridge. As of December 31, 2023, our Agency MBS platform had approximately $2.6 billion of AUM.
Net Lease Income. Our Net Lease Income investment platform focuses on the acquisition and operation of Class A and Class B mission critical industrial, manufacturing, logistics and other critical business infrastructure properties of between 75,000 and 600,000 square feet located in the top 75 MSAs across the United States, and on distribution corridors within growth markets. We focus on tenants in growing sectors and established durable industries including e-commerce, food, manufacturing and business-to-business. We believe that opportunities exist to identify and deploy capital quickly into mispriced assets to strategically build a diverse high yielding portfolio. We focus on multiple deal sourcing channels including traditional broker networks, programmatic build-to-suit relationships, private equity sponsors for sale leasebacks, local developer relationships in target markets and existing tenants. Our Net Lease Income platform is led by a team of experienced industrial investment professionals, including several individuals who previously worked together overseeing industrial net lease investments of a large publicly listed real estate investment trust. As of December 31, 2023, our Net Lease Income platform had approximately $725.9 million of AUM.
Renewable Energy
Our Renewable Energy investment platform seeks to create value through the production of clean energy by building and operating renewable energy infrastructure on existing commercial properties, while at the same time providing owners and tenants a discount to market energy price. We anticipate this to be a growing sector due to strong demand for green energy fueled by price sensitivity, environmental awareness and regulatory pressure. The Bridge Renewable Energy principals have more than 60 years of collective experience and relationships across the real estate industry in multiple asset classes, as well as decades of experience in commercializing and financing energy technologies that have led to the development of over 600 megawatts of onsite power generation systems for major property owners. As of December 31, 2023, our Renewable Energy platform had approximately $23.6 million of AUM.

Secondaries
In March 2023, we launched our secondaries investment platform with the acquisition of Newbury Partners LLC. Our investment strategy in this new platform focuses on acquiring limited partnership interests in established buyout, growth equity and venture capital funds. Founded in 2006, Newbury had raised over $6.2 billion of committed investor capital across five dedicated funds and invested in over 500 underlying interests on behalf of more than 250 limited partners worldwide. The transaction added significant assets to our platform, and is expected to enable us to expand into the rapidly growing private equity secondaries market, which continues to see accelerating demand. Newbury’s extensive direct sourcing network and middle market focus allowed it to benefit from specialized expertise and drive attractive risk-adjusted returns, which strategy aligns closely with our own approach to real estate investments. The addition of Newbury diversified our product offerings and expanded our institutional client base, with minimal overlap between Newbury’s fund investors and our existing limited partners. As of December 31, 2023, our secondaries platform had approximately $4.6 billion of AUM.
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
Structure and Operation of Our Investment Vehicles
We primarily conduct the management of our funds and other vehicles through a partnership or limited liability structure (or similar structures for non-U.S. vehicles) where the entity organized by us accepts subscriptions or commitments for investment from institutional investors and high-net-worth individuals that qualify as qualified purchasers or accredited investors as applicable for the investment vehicle. Such commitments are generally called from investors on an as-needed basis to fund investments or for other permitted purposes over a specified term. We also advise a number of investors through joint ventures, separately managed accounts, or single investor funds. In some cases, those vehicles are non-discretionary and we provide investment management services for vehicles controlled by the investors.

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
Our Fund Investors
Our global fund investor base is balanced across individual investors, which includes high-net-worth fund investors, fund investors who invest through a wirehouse relationship or through an RIA family offices, and institutional investors, which includes public and private organizations who manage capital as fiduciaries on behalf of their investors or beneficiaries (e.g., public and private pension funds, sovereign wealth funds, insurance companies, endowments, foundations, and funds of funds). We view this balance in our fund investor base as a meaningful differentiator, and one that has enabled us to consistently grow our increasing breadth of managed vehicles and strategies. Individual investors accounted for approximately 46% of our committed capital as of December 31, 2023. On the institutional side, we have fund investors spanning five continents, comprising approximately 54% of our committed capital as of December 31, 2023. We view these two distinct components of our fund investor base to be highly complementary and believe they provide us with significant opportunities for continued growth, stability, and diversification among our fund investor base. Our Client Solutions Group manages relationships with our distribution partners and our institutional fund investors in a high-touch capacity.
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
Our success with individual high-net-worth fund investors is evident through our serial development of focused vehicles. For example, in 2019 we launched Bridge Development, which was in part designed to target the unique tax benefits of investing in QOZs and for which Bridge was particularly well-positioned given our multi-decade leadership in community revitalization. These tax benefits are very advantageous for individual/high-net-worth investors and by virtue of our deep relationships and capabilities across the wirehouse and RIA channels, as of December 31, 2023, we have raised an aggregate of approximately $6.5 billion of equity capital across six distinct development-focused vehicles, establishing Bridge as a leader in this segment of the market.

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
Institutional Investors
Our institutional fund investor base includes some of the world’s largest public and private pension funds, sovereign wealth funds, and insurance companies, as well as banks, corporations, endowments, foundations, funds of funds and family offices. Our institutional fund investor relationships span North America, Europe, the Middle East and Asia and comprised approximately 54% of our committed capital as of December 31, 2023. Because we manage a range of sector specialized investment vehicles, we maintain a high-touch, high frequency approach to fund investor relationships. Our range of specialized product offerings and high-touch approach to fund investor coverage facilitates significant cross-selling among our institutional investor base.
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
Human Capital Management
Employees
As of December 31, 2023, we had approximately 2,300 employees, including approximately 280 investment professionals, approximately 530 employees supporting our investment, investor service and corporate activities and approximately 1,500 employees operating our properties, which are generally expensed via our managed investment vehicles, as property level operating expenses for the assets owned by our managed investment vehicles. Additionally, we have approximately 2,800 professionals employed through a professional employment organization at sites managed by Bridge Senior Living, all of whom are expensed via our managed investment vehicles. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

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
We uphold these principles through annual mandatory diversity awareness training and comprehensive employee handbooks designed to instruct and remind all Bridge employees that they have a responsibility to treat others with dignity, respect, and professionalism at all times, and are expected to exhibit conduct that reflects respectfulness and inclusion during work, at work functions on or off the work site, and at all other company-sponsored and participative events. We strongly encourage any employees who believe they have been subjected to any kind of discrimination or other incident that conflicts with our corporate culture to report such incidents to a supervisor or human resources representative. Any employee found to have exhibited any inappropriate conduct or behavior against others may be subject to disciplinary action, including termination.
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

Compensation
To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees also are eligible to receive Class A restricted stock, Class A restricted stock units, profits interests awards and/or performance allocations.
Equity Compensation
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
Diversity Commitment
We embrace and encourage our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, political affiliation, race, religion, sexual orientation, veteran status, and other characteristics that make our employees valuable as individuals. We consider diversity and its impact throughout our company, including, but not limited to, our practices and policies on recruitment and selection, compensation and benefits, professional development, training and mentoring, promotions and personnel actions, transfers, social and recreational programs, and the ongoing development of a work environment built on the premise of equality that encourages and enforces:
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

In connection with these goals we implement DE&I-focused institutional frameworks into our overall corporate strategy. Key among these initiatives is ensuring that all employee voices are heard. To this end, we have established a DE&I Committee comprised of various managers and senior members of Bridge, as well as employee-led focus groups for diverse professionals. We have also established various employee resource groups to drive inclusion, educate and build awareness, and provide a platform to address and support the needs of diverse individuals, including the Bridge Women’s Network, Black Inclusion Group, Bridge Allies for AAPI, BIG Pride, Unidos @Bridge, Bridge Advocates for Accessibility and Bridge of Honor Veterans Group.
Sustainability and Responsibility Commitment
We are seeking to integrate and operationalize principles of sustainability and responsibility across our operations to improve decision-making and risk management. This includes striving to implement best practices at all our corporate offices and at the properties owned by certain of our equity funds.
We are a signatory to the UNPRI along with 7,000 corporate signatories across 135 countries, which in 2020 recognized Bridge for our real-world impact in addressing the “missing middle” within the Bridge Workforce and Affordable Housing family of funds. Similarly, Bridge Workforce and Affordable Housing won “ESG Private Equity Fund of the Year” in the 2021 ESG Awards and “Social Fund of the Year” from Environmental Finance Sustainable Investment Awards in both 2021 and 2022. We are committed to incorporating sustainability and responsibility factors across our operational decision making where applicable and internal policies and believe we are a market leader with our detailed reporting and actionable intelligence, including the Global Impact Investor Network’s Impact Reporting Investment Standards (“IRIS”) metrics we report across our Workforce and Affordable Housing investments and anticipate incorporating into our reporting for our Opportunity Zone investments. IRIS metrics provide us an opportunity to provide data to our fund investors that are designed to measure the impacts of the sustainability and responsibility initiatives we implement at our properties within our Workforce and Affordable Housing strategy. In our reporting of IRIS metrics, we believe we provide a level of actionable intelligence not often found in the private equity or real estate industries as to how our investment dollars drive economic and social mobility and revitalize communities within our Workforce and Affordable Housing strategy. We report granularly at the asset level on metrics across a multitude of pillars, many of which are aligned with the UN Sustainable Development Goals, including, but not limited to affordability, environmental sustainability, social and economic mobility, and diversity, equity and inclusion.
We have undertaken multiple initiatives around diversity and inclusion, energy conservation and community engagement including, as an example, our Bridge Community Enhancement Initiative (“BCEI”) in our Workforce and Affordable Housing platform. Through BCEI, we have committed to forgo approximately 15% of our management fee in the Bridge Workforce and Affordable Housing funds to be redirected and used to amplify social and community programming at the assets of those funds. We also created the Bridge CARES: COVID-19 Relief Fund, with one relief fund in 2020 and another in 2021, to provide financial support to thousands of qualifying residents of communities owned by our Workforce and Affordable Housing funds. Additionally, we were among the first businesses to participate in Freddie Mac’s Green Advantage program, and through our Bridge Green Initiatives program, we are committed to being a leader in environmental stewardship and conservancy at our assets and in our communities. Our other initiatives include our Bridge to Education program (providing scholarship grants for residents of Bridge-managed multifamily communities).
Competition
We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. With respect to our funds, we primarily compete in the U.S. real estate equity and credit sectors with the alternative asset management businesses of a number of large international financial institutions and established local and regional competitors based in the United States, Europe and Asia, including managers offering funds-of-funds, secondary funds and direct/co-investment funds in the private markets.
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
SEC Regulation
Certain of our consolidated subsidiaries are registered as investment advisers with the SEC. RIAs are subject to the requirements of the Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Advisers Act imposes substantive regulation on virtually every aspect of our business and our fund investor relationships. Applicable requirements may relate to, among other things, fiduciary duties to fund investors, engaging in transactions with fund investors, maintaining an effective compliance program, performance fees, solicitation arrangements, allocation of investments, conflicts of interest, marketing, recordkeeping, reporting and disclosure requirements. These requirements are evolving; for example, in 2023, the SEC enacted an additional slate of rules for private fund advisers that, among other things, impact the reporting obligations of our investment adviser subsidiaries and investment management business. The Advisers Act also regulates the assignment of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration. Failure to comply with the requirements of the Advisers Act or the rules and regulations promulgated by the SEC could have a material adverse effect on our business.
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

Website and Social Media Disclosures
Our principal internet address is www.bridgeig.com. We may use our investor relations website, Facebook page (www.facebook.com/BridgeIG), X (www.twitter.com/BridgeInvGrp), and LinkedIn (www.linkedin.com/company/bridge-investment-group-holdings/mycompany/) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls. In addition, you may automatically receive email alerts and other information about Bridge when you enroll your email address by visiting our website at https://ir.bridgeig.com and selecting “Sign Up Today.” The contents of our website, any alerts and social media channels are not incorporated herein by reference and are not a part of this report. Information relating to our corporate governance is also included on our investor relations website.

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
•in recent years, we have at times witnessed increased competition for investment opportunities resulting from the increased amount of capital invested in private markets alternatives and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and
•the performance of particular funds or other investments also will be affected by risks of the underlying assets or markets in which they invest.
Difficult economic, market and political conditions may adversely affect our businesses, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
Our investments are materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as increases in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws or regulations (including laws relating to our taxation, taxation of our fund investors and the possibility of changes to regulations applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls and national and international political circumstances (including wars and other forms of conflict, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, other adverse weather and climate conditions and pandemics. These factors are outside of our control and may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies. For example, concerns over increasing inflation and deflation, the rapid increase of interest rates and resulting impacts on availability of debt financings, and fluctuations in oil and gas prices resulting from global production and demand levels, together with hostilities in the Middle East region, including the conflict between Israel and Hamas, the conflict between Russia and Ukraine, tensions between China and Taiwan and the withdrawal of the UK from the EU, have precipitated market volatility.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility generally. Concerns over significant declines in the commodities markets, sluggish economic expansion in non-U.S. economies, including continued concerns over growth prospects in China and emerging markets, and growing debt loads for certain countries all highlight the fact that economic conditions remain unpredictable and volatile. In recent periods, trade tensions between the United States and China, and other geopolitical tensions, including those between Russia and Ukraine and Israel and Hamas, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition.

These and other conditions in the global financial markets and the global economy may result in adverse consequences for us and many of our funds, each of which could adversely affect the investments of such funds, restrict such funds’ investment activities, impede such funds’ ability to effectively achieve their investment objectives and result in lower returns than we anticipated at the time certain of our investments were made. More specifically, these economic conditions could adversely affect our operating results by causing: decreases in the market value of securities, debt instruments or investments held by some of our funds; decreased availability and increased cost of financing caused by elevated interest rates, impacting returns and contributing to illiquidity in the market, which could adversely affect transaction volumes and the pace of realization of our funds’ investments or otherwise restrict the ability of our funds to realize value from their investments, thereby adversely affecting our ability to generate performance fees or other income; reduced absorption or lease rates in the market related to one or more of our asset classes, including office, thereby reducing returns from such investments or realizing losses related thereto; our assets under management to decrease, thereby lowering a portion of our management fees payable by our funds to the extent they are based on market values; and increases in costs or reduced availability of financial instruments that finance our funds. During periods of difficult market conditions or slowdowns, negative financial results may reduce the net asset value of our funds and the investment returns for our funds, which could have a material adverse effect on our operating results and cash flow. As many of our funds have a finite term they may be adversely affected by being forced to dispose of investments when there are reduced opportunities to exit and realize lower-than-expected returns on investments made prior to the deterioration of the credit markets. Our funds may also be negatively impacted by our inability to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.

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
Our revenue is derived from fees earned for our management of our funds and incentive fees or carried interest, among other sources. In the event that our funds or individual investments perform poorly, our revenues and earnings derived from incentive fees will decline and make it more difficult for us to raise capital for new funds or gain new fund investors in the future. We may be unable to collect unrealized or future management fees from fund investors on products or strategies that perform poorly. If such products do not return to profitability, we may be required to write off all accrued and unpaid management fees. For example, as the result of ongoing headwinds in the commercial real estate sector, which represented 4% of our AUM as of December 31, 2023, as of such date we are no longer collecting management fees on Bridge Office Fund I LP (“BOF I”), which previously contributed $1.8 million to revenue on a quarterly basis, and we have written down $6.6 million of accrued BOF I, and certain related join ventures, management fees. We also have a $15.0 million outstanding unsecured loan to BOF I, which was still determined to be recoverable as of December 31, 2023, but which may be lost in whole or in part. Further, if economic or market conditions related to any asset class that we manage result in any of our funds filing for bankruptcy, we may lose all future management or incentive fees in connection with such fund. For certain products or strategies, failure to integrate and apply acceptable sustainability and responsibility investment principles, including carbon neutrality or climate change strategies, can be considered in determining, or result in, poor performance, and result in decreased capital commitments and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation pursuant to the governing documents of our funds. These clawback obligations may require us to use cash or other reserves to satisfy such obligations instead of using the cash for another purpose. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.

Additionally, certain of our strategies are designed to permit fund investors to be eligible to obtain certain tax benefits through their investment in the funds within these strategies. For example, our Opportunity Zone funds are organized to be “qualified opportunity funds” as defined in Section 1400Z-2(d) of the Code. Although our Opportunity Zone funds do not guarantee eligibility for tax benefits available to investors in qualified opportunity funds, if these fund investors lose or otherwise become ineligible for some or all of the tax benefits available to investors in a qualified opportunity fund, or if such tax benefits are not extended by legislative action beyond their scheduled expiration in 2026, that could negatively impact our ability to attract new capital for our opportunity zone and other funds, which could have a negative impact on our management fees.
A significant portion of our revenues are subject to the risks inherent in the ownership and operation of real estate and the construction, development and financing of real estate, including, among other risks, environmental liabilities.
Real property investments are subject to varying degrees of risk. These risks include changes in general or local economic conditions, interest rates, availability of mortgage and operating funds, real estate taxes and other operating expenses, environmental changes, availability of insurance, and acts of God (which may result in uninsured losses).

Our funds are subject to risks arising from the ownership and operation of real estate and real estate-related businesses and assets. In addition to the general risks described above, these risks include the following: general and local economic conditions; reduced availability and increased cost of financing; changes in supply of and demand for competing properties in an area (as a result, for example, of overbuilding); changes in building, environmental and other laws (including regulations related to climate change); diminished financial resources of tenants; energy and supply shortages; uninsured or uninsurable risks; liability for “slip-and-fall” and other accidents on properties held by our funds; natural disasters; changes in government regulations (such as rent control and tax laws or laws imposing penalties on real estate fund operators for holding certain classes of real estate); changes in real property tax and transfer tax rates; changes in interest rates; the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable; negative developments in the economy that depress travel activity; environmental liabilities, including under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages; contingent liabilities on disposition of assets; unexpected cost overruns in connection with development projects; terrorist attacks, war (including current hostilities between Russia and Ukraine and Israel and Hamas) and other factors that are beyond our control; and dependence on operating partners. Even in cases where we are indemnified against liabilities, we cannot assure you as to the financial viability of the indemnifying party to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
For example, our commercial real estate funds, our capital commitments therein, and management and incentive fees we receive therefrom are exposed to the general downturn in leasing and occupancy rates and available financing following the COVID-19 pandemic and resulting remote work initiatives and office employment levels in our core markets. Average occupancy in future periods may be lower, perhaps significantly, if potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, result in reduced future demand for office space over the long-term. Lower rental revenues that result from lower average occupancy or lower rental rates with respect to our same property portfolio may adversely affect the value of our capital commitments in and management and incentive fees collectible from our funds’ office portfolios. These impacts have been and are expected to continue to be compounded by the lack of available financing for commercial real estate assets to fund tenant improvements and ongoing operations to maintain rental and occupancy rates necessary to maintain ownership of our funds’ office portfolios and to facilitate the disposition of the assets in our office portfolios at attractive values. In addition, prolonged market uncertainty and sustained economic downturns increase the likelihood that we will have to recognize a depreciation in the fair value of our funds’ office properties and halt collection of fees in relation to some or all of our office properties, all of which would adversely impact our financial condition and results of operations.
In addition, we may incur contingent liabilities in relation to the real estate assets our funds own and operate that may be enforced against us in the future. For example, from time to time we and certain of our funds have entered into guaranties with financial institutions in relation to indebtedness incurred by our funds or their assets for the acquisition, development or operation of fund assets. These guaranties include non-recourse carve-out guaranties for fraud, willful misconduct and other customary wrongful acts, environmental indemnities, mechanics liens, completion guaranties and other customary performance guaranties. To the extent that such guaranties are enforced against us it could have a material adverse effect on our business, financial condition and results of operation.
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

Dependence on leverage by certain funds and investments subjects us to volatility, high interest rates and contractions in the debt financing markets could adversely affect the ability of our funds to deploy capital or achieve attractive rates of return on those investments.
A number of factors have had and may continue to have an adverse impact on credit markets in particular. After eleven rate increases to the federal funds rate during 2022 and 2023 and the corresponding deceleration of inflationary growth, the Federal Reserve paused increases in the fourth quarter of 2023 and is expected to begin rate cuts in 2024. Increases in and uncertainty surrounding interest rates have had and may continue to have a material effect on our business, including downward pressure on the market value of the assets that we manage and associated incentive fees we can accrue and realize therefrom, as well as the cost and availability of financing for acquisition and disposition transactions. An extended period of high interest rates would continue to present a challenge for the valuations of such assets, as well as for fundraising in our real estate strategies. The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, which has reduced and may continue to reduce transaction volumes in the real estate assets in which we operate. Reduced transaction volumes have restricted and may continue to restrict liquidity in the real estate market, which would require our funds to delay realization of gains and incentive fees or sell assets at a discount as facilities reach maturity.
Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing at the end of their respective terms. In the current environment, banks and other lenders may restrict or impose moratoria on lending into troubled asset classes, which would reduce our or our funds’ ability to return assets to performance and may result in the total loss of our and our investor equity and additional management or incentive fees relating to such assets or funds. In addition, the interest payments on the indebtedness used to finance our funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments.
Further, the U.S. banking system has recently experienced, and continues to experience, significant volatility resulting from, in large part, the closure of certain U.S. banks. Similar events at other U.S. or international banks could increase our costs, negatively impact our or our funds’ ability to execute on pending transactions, including with respect to the ability to draw down amounts under credit facilities, and divert the Company’s time, attention and resources. These closures, and any additional closures that could occur within the banking system, have resulted and could continue to result in significant financial distress in the markets, which could exacerbate the normal risks we face. Furthermore, these closures could lead to financial system and participant regulatory reform, and such increased regulatory oversight could impose additional administrative burdens on us or our funds. In the event of a bank failure, we may lose access to funds held at that bank. While the Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC-insured banks, there are limits to the amount of coverage provided. Any deposits or interest earned on deposits that exceed FDIC insurance limits may not be recovered. The foregoing could materially adversely impact our operations and our ability to realize our objectives in a timely manner. It is currently unclear what the ultimate effect of the situation will be on the private equity industry and global markets as a whole.

We may need to raise additional capital in the future and such capital may not be available on acceptable terms, if at all.

As of December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $57.7 million, fund management fees and property management and leasing fees, which are collected monthly or quarterly, transaction fee income, and borrowings under our Credit Facility. We believe that our current sources of liquidity, which include cash generated by our operating activities, cash and funds available under our credit sources, along with the proceeds from the IPO and Private Placement Notes, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional capital. We may raise additional capital through the sale of equity securities or through debt financing arrangements, and depending on our capital requirements, such funds may not be available on favorable terms, if at all. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financial covenants that could restrict our operations. In addition, rules and regulations of the SEC may restrict our ability to conduct certain types of financing activities or may affect the timing of and the amounts we can raise by undertaking such activities. See “Risks Related to Ownership of Our Class A Common Stock —Future sales, or the expectation of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.” If we cannot raise funds on acceptable terms, we may not be able to repay debt or other liabilities, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated liquidity requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals and have a significant adverse effect on our business, financial condition and results of operations.
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
Our success largely depends on the identification and availability of suitable investment opportunities for our funds. The availability of investment opportunities will be subject to market conditions and other factors outside of our control. The historical investment returns of our funds have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets, and we cannot assure you that our funds will be able to avail themselves of comparable opportunities and conditions. In addition, our funds are subject to investment guidelines regarding investment allocation and strategy in addition to further restrictions required by investors in connection with their investments. Our failure to comply with these guidelines, restrictions and other limitations could result in clients terminating investment management agreements with us or investors seeking to withdraw from our funds or such failure could expose us to claims for breach of contract and recovery of damages. Any of these events could cause our earnings to decline and materially and adversely affect our business, financial condition and results of operations.
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
Our success depends on our ability to retain our senior leadership team and to recruit additional qualified investment and other professionals. However, we may not be successful in our efforts to retain our senior leadership team, as the market for investment professionals is extremely competitive. The individuals that comprise our senior leadership team possess substantial experience and expertise and, in many cases, have significant relationships. Accordingly, the loss of any one of our senior leadership team could adversely affect certain relationships or limit our ability to successfully execute our investment strategies. If any of our senior professionals or other key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities, limit our ability to raise capital from certain existing investors or result in the loss of certain existing investors, which could have a material adverse effect on our business, financial condition and results of operations. There is no guarantee that the non-competition and non-solicitation agreements to which certain of our senior professionals and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. Such agreements also expire after a certain period of time, at which point such senior personnel would be free to compete against us and solicit our clients and employees. In addition, there is no assurance that such agreements will be enforceable in all cases, particularly as U.S. states and/or federal agencies enact legislation or adopt rules aimed at effectively prohibiting non-competition agreements.
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
We intend to expand our business and may enter into new investment asset classes, new lines of business and/or new markets and offer new investment products, which may result in additional risks and uncertainties in our business.
In connection with the continued growth of our business we face numerous risks and uncertainties. We have also pursued and may continue to, from time to time, pursue opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. For example, in the first quarter of 2023, we acquired substantially all of the assets of Newbury. There can be no assurance that we will successfully identify, negotiate or complete any such transactions, or that any completed transactions will produce favorable financial results.
We have also increasingly undertaken business initiatives to increase the number and type of products offered to investors, especially individual (non-institutional) investors (including investors often described as high net worth individuals, family offices and mass affluent individuals), in the United States and other jurisdictions around the world. Accessing individual investors and selling products directed at such investors exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we distribute products through new channels we may not be able to effectively monitor or control the manner of their distribution, including by Company employees involved in the distribution of our investment products who do not follow our compliance and supervisory procedures, which could result in allegations of improper conduct, litigation or regulatory action against us by state and federal regulators in the United States and regulators in jurisdictions outside of the United States, including with respect to, among other things, claims that investment products distributed through such channels are distributed to customers for whom they are unsuitable, that they are distributed in an otherwise inappropriate manner with regard to investor classification, compliance with securities laws, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels, any of which may expose us to the risks of reputational damage and legal liability to the extent such third parties improperly sell our products to investors. In addition, our initiatives to expand our individual investor base, including outside of the United States, requires the investment of significant time, effort and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. There is no assurance that such efforts will be successful. Furthermore, we may expend significant time and resources to acquire, develop and launch new investment products, which often must be in the marketplace for a period of time and undergo a certain amount of asset portfolio construction in order to generate a track record sufficient to attract significant inflows and enable platform placement at key distributors and intermediaries, which may not be realized within the timeframe or in the form expected, or at all.

Entry into certain lines of business and strategic transactions may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, office space and communication and information technology services will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business or entering into new lines of business or strategic transactions. If a new business, strategic transaction or investment product generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.
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
Defaults by investors in our funds could adversely affect such funds’ operations and performance.
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
While we and our service providers have established enhanced data-security measures, business continuity plans and IT systems designed to prevent cyber-attacks from reoccurring in the future, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Similar types of cyber security risks are also present for service providers and other third parties with which we do business. These service providers and other third parties may hold our information or fund investor information and not have the same level of protection as we maintain for their information or may nevertheless be subject to risk of breach even with enhanced data security measures, any of which could result in material adverse consequences for us.
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
Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is difficult to predict. AI Technologies could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations. We intend to seek to avail ourselves of the potential benefits, insights and efficiencies that are available through the use of AI Technologies, which presents a number of potential risks that cannot be fully mitigated. Data in models that AI Technologies utilize are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of AI Technologies and adversely impact us and our operations to the extent we rely on the work product of such AI Technologies in such operations. There is also a risk that AI Technologies may be misused or misappropriated by our employees and/or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personal identifiable information, into AI Technology applications, resulting in such information becoming part of a dataset that is accessible by third-party AI Technology applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. Further, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. Regulations related to AI Technologies may also impose on us certain obligations and costs related to monitoring and compliance.

A public health crisis or global outbreak of disease may affect our operations and financial performance and the investment returns of our funds, and may disrupt industries in which we and our funds operate and could potentially negatively impact us or our funds and our results of operations, financial condition and cash flows.
A public health crisis, including a pandemic similar in nature to the COVID-19 pandemic, could impact the geographic regions where our funds operate. The global, regional and local spread of a public health crisis could result in, and in the past has resulted in, significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions, healthcare mandates, restrictions on large gatherings and restricted access to certain facilities. Business disruptions and market volatility resulting from a public health crisis could have a substantial negative impact on our results of operations, financial condition and cash flows. The adverse impact of a pandemic could include, and in the past has included without limitation, a slowdown in the pace of their fundraising activity, investment activity and capital deployment, which could also adversely affect the timing of raising capital for new or successor funds and could also impact the management fees we earn on funds that generate fees based on invested (and not committed) capital. While the increased volatility in the financial markets caused by a public health crisis may present attractive investment opportunities for certain investment strategies, we or our funds may not be able to complete those investments due to, among other factors, increased competition or operational challenges, such as our ability to raise capital within each strategy, obtain attractive financing, to overcome internal lender policies restricting lending to particular asset classes, to conduct due diligence and to consummate the acquisition and disposition of investments for our funds. Additionally, a public health crisis could adversely impact, and in the past has adversely impacted, our business and operations since an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. While we have taken steps to secure our networks and systems, remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the public health crisis. Any such risks may materialize during the public health crisis or be triggered by intermediate causes resulting from such public health crises or government action related thereto.
Fund investors may be unwilling to commit new capital to our funds or advisory accounts as a result of our decision to become a public company, which could materially and adversely affect our business, financial condition and results of operations.
We became a publicly traded company upon the completion of the IPO in July 2021. Some of our fund investors may believe that we may strive to generate near-term profit for the public company rather than returns for our fund investors over time, or that we might grow our AUM for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. Some of our current and potential fund investors may determine not to invest in our funds based on the performance of our stock price. There can be no assurance that we will be successful in our efforts to address such concerns or to convince current or future fund investors that becoming a publicly traded company has not or will not negatively affect our longstanding priorities or the way we conduct our business. A decision by a significant number of our current fund investors or prospective future fund investors not to commit additional capital to our funds or to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and may materially and adversely affect our business, financial condition and results of operations.
Our funds may face risks relating to undiversified investments.
We cannot give assurance as to the degree of diversification that will be achieved in any of our funds. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a given fund if its investments are concentrated in that area, which would result in lower investment returns up to a total loss of fund equity in the investments. Accordingly, a lack of diversification on the part of a fund could adversely affect its investment performance and, as a result, our business, financial condition and results of operations.
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

Within the United States, there are a number of federal laws that impose limits on or requirements regarding the collection, distribution, use, security and storage of personal data of individuals, including the Federal Trade Commission (the “FTC”). Additionally, state legislatures have begun to adopt comprehensive privacy laws, including the CCPA and CPRA in California and similar comprehensive data privacy statutes in other states. Similar laws also have been proposed at the federal level. Internationally, many jurisdictions in which we operate have established or enhanced their own data security and privacy legal framework with which we and our customers must comply, including but not limited to, the EU’s GDPR. The effects of recently proposed or enacted legislation are potentially far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations.
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
Employee misconduct could harm us by subjecting us to significant legal liability and reputational harm and impairing our ability to attract and retain fund investors.
We have a large employee headcount relative to many of our peers due to our vertically integrated business model. There is a risk that our employees, property managers at our assets or our service providers could engage in or be alleged to engage in misconduct, including financial fraud or other deceptive practices or failure to comply with anti-bribery, trade sanctions, anti-harassment, anti-discrimination or other legal and regulatory requirements, which could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct and securities litigation, and could also cause significant reputational and business harm to us. Even allegations of such misconduct, regardless of their merit, could harm our reputation and affect our ability to attract and retain clients, require us to compensate claimants or pay fines, divert the attention of management and require us to incur significant legal expenses in defending against such claims, litigation or regulatory investigations into these matters. Such misconduct may undermine our due diligence efforts with respect to investments and could negatively affect the valuations of such investments. Losses to our funds and us could also result from misconduct or other actions by service providers, such as administrators, consultants or other advisors, if such service providers improperly use or disclose confidential information, misappropriate funds, or violate legal or regulatory obligations.
Further, we are subject to a number of obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these obligations and standards by any of our employees would adversely affect our funds and us. Our business often requires that we deal with confidential matters. If our employees were to improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. Such misconduct may harm our reputation, which may impact our ability to attract and retain investors in our funds.
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

We are subject to substantial risk of litigation and regulatory proceedings and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
From time to time we, our funds and our funds’ investments have been and may be subject to litigation. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals (including in connection with investment and investment advisory activities) may subject us, our funds and our funds’ investments to the risk of third-party litigation or regulatory proceedings arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the suitability or manner of distribution of our products, including to retail investors and a variety of other claims.
In addition, to the extent investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our senior managing directors or our affiliates under the federal securities law and/or state law. While the general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.
Further, we operate in a highly regulated environment where we are subject to numerous securities, tax, corporate, real estate, antitrust and other regulations under U.S. and foreign law and our business practices could be subject to scrutiny under such regulations. Regulatory claims, including securities, antitrust, tax or other claims could have a significant impact on our business, financial condition and results of operations or cause significant reputational harm to us. If our business practices were found to be in violation of these laws, we could be subject to substantial penalties, including fines, injunctions, and forced divestitures. These outcomes could disrupt our operations and materially adversely affect our business. Even if we were to prevail in against such regulatory claims, the litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. We continually monitor our compliance with all applicable laws and regulations, but there can be no assurance that we will effectively mitigate this risk.
Furthermore, we depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants, regulators, or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our lines of business or distribution channels, our workplace environment, or the asset management industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses. The pervasiveness of social media and the internet, the recent rise in activity by activist and other organized groups with respect to investments made by private funds, coupled with increased public focus on the externalities of business activities, could also lead to faster and wider dissemination of any adverse publicity or inaccurate information about us, making effective remediation more difficult and further magnifying the reputational risks associated with negative publicity.
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
Actual, potential or perceived conflicts can give rise to fund investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately managing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. As we expand the scope of our business, we increasingly confront potential conflicts of interest relating to our and our funds’ investment activities. These conflicts include but are not limited to:
•Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities.
•Our affiliates may be service providers or counterparties to our funds or fund assets and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or fund assets to purchase such services from our affiliates rather than an unaffiliated service provider despite the fact that a third-party service provider could potentially provide higher quality services or better value.
Enforcement action or litigation asserting improper management of conflicts of interest, even if unproven, could harm our reputation and our business in a number of ways, including affecting our ability to raise additional funds causing existing fund investors to reduce investments or terminate business with us.
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
Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us and the operation of our funds.
In response to volatility in the financial markets, financial institution failures and financial frauds, governmental authorities have called for or implemented regulatory reform, such as additional regulation of the managers and activities of investment funds, including compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; implementation of capital requirements; limitations on compensation paid to managers; and books and records, reporting and disclosure requirements. We cannot predict with certainty the impact of such reforms on us, our funds, or on investment markets generally. Any of these regulatory reform measures could have an adverse effect on our funds’ investment strategies or our business model. We may incur significant expense in complying with such reform measures, which may divert management’s attention and resources. Our advisory and investment management businesses are subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”) and other regulatory agencies, pursuant to, among other laws, the Advisers Act, the Securities Act, the Exchange Act and the Internal Revenue Code of 1986, as amended (the “Code”). Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict with certainty what, if any, actions may be taken. Any change in regulatory oversight or any failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser, as well as reputational risk, which could cause us to lose existing fund investors or fail to gain new fund investors.

For example, in recent years, the SEC has proposed, and in some instances, adopted, a number of rules related to private funds and private fund advisors that impact our business and operations. Most significantly, in August 2023, the SEC adopted new rules and amendments to existing rules under the Advisers Act (collectively, the “Private Fund Adviser Rules”). The Private Fund Adviser Rules require registered investment advisers to distribute quarterly statements containing detailed information about, among other things, compensation, fees and expenses, investments, and performance; obtain an annual audit for private funds; and obtain a fairness or valuation opinion and make certain disclosures in connection with adviser-led secondary transactions. In addition, the rules restrict all investment advisers from engaging in certain practices unless they satisfy specified disclosure, and in some cases, consent requirements. The Private Fund Adviser Rules also prohibit providing preferential liquidity and information rights to investors unless certain conditions are met. Although there is a pending legal challenge to the Private Fund Adviser Rules, whether such legal challenge will succeed is uncertain. While the full extent of the Private Funds Adviser Rules’ impact cannot yet be determined, the general anticipation is that they will increase regulatory and compliance costs, place burdens on our resources, including the time and attention of our personnel, and heighten the risk of regulatory action. The Private Fund Adviser Rules are complemented by amended rules that require enhanced record retention and documentation. Furthermore, the SEC (in May 2023) and the SEC and CFTC jointly (in February 2024) adopted changes to Form PF, a confidential form relating to reporting by private fund advisers and intended to be used by the Financial Stability Oversight Counsel (“FSOC”) for systemic risk oversight purposes, that expand existing reporting obligations. Such increased obligations may increase our costs, including if we are required to spend more time, hire additional personnel, or acquire new technology to comply effectively.
Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (the “FCPA”), as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the United States Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors and finding new fund investors.
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the UK Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the United States Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we invest or which we acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock.
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
We cannot predict with certainty the effect our dual class structure may have on the market price of our Class A common stock.
We cannot predict with certainty whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. Under policies announced by major indices in recent years, the dual class structure of our stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from such indices, but it is possible they may depress valuations, compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
The Jumpstart Our Business Startups Act (“JOBS Act”), is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual gross revenues are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
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

We cannot predict whether investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
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
As of December 31, 2023, we have outstanding a total of 37,829,889 shares of Class A common stock. Of the outstanding shares, 3,988,519 shares of Class A common stock are held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or subject to the lockup agreements described below. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144 and any applicable lockup agreements.
In addition, Robert Morse, Jonathan Slager, Adam O’Farrell and Dean Allara have agreed that, without the prior written consent of a majority of our board of directors and subject to previously existing pledges, they will not: (1) sell, transfer, assign, gift, bequest or dispose by any other means, whether for value or no value and whether voluntary or involuntary or (2) grant a security interest, lien, charge, claim, community or other marital property interest, pledge, alienate, mortgage, option, hypothecate, encumber or make a similar collateral assignment by any other means, whether for value or no value and whether voluntary or involuntary, or grant any other restriction on use, voting (excluding any voting rights or proxies granted pursuant to the Stockholders Agreement), transfer, receipt of income or exercise of any other attribute of ownership on any of the LLC Interests, shares of our Class A common stock and shares of our Class B common stock (or beneficial interest therein), issued and outstanding upon the completion of the IPO (after giving effect to any shares sold by such employee in the IPO) beneficially owned by such employee, or the existing interests. The restrictions applicable to each of Messrs. Morse, Slager, O’Farrell and Allara no longer applied with respect to two-thirds of each of their respective vested existing interests as of July 16, 2023 and will expire with respect to the remaining one-third of each of their respective vested existing interests on July 16, 2024 (or the date that the employment of the same terminates with the Company, if earlier).
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

We may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you, or may adversely impact the price of our Class A common stock. Furthermore, if we issue additional equity or debt securities to raise additional funds, the new equity or debt securities may have rights, preferences and privileges senior to our Class A common stock.
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
We face physical climate change risks, such as increasing temperatures, rising sea levels, changing weather patterns and more frequent or intense droughts, floods and storms, and transition climate change risks, such as new or changing land use policies, carbon emissions regulations, water conservation regulations, technology standards and market trends. We cannot predict the extent, rate, or impact of climate change or the measures that may be implemented to address climate change. We may also become subject to new or changing laws or regulations related to climate change. The governments in locations where we operate have enacted or proposed climate change laws and regulations. These laws and regulations could result in substantial increased costs, including compliance costs, retrofit and construction costs, litigation costs, monitoring and reporting costs and other costs for the properties owned by our funds. The potential impacts of climate change on our operations are uncertain and will vary across the geographies in which we operate. Such impacts may result in increased costs and liabilities, stranded assets and volatile demand at certain of our properties. Climate change may also have indirect effects on our business by, among other things, impacting the cost and availability of insurance, disrupting supply chains, and driving population migration to or away from certain properties. Although we strive to manage climate change risks and opportunities, there can be no assurance that climate change will not have an adverse effect on the value of the properties owned by our funds and our financial performance. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations or our stated sustainability and responsibility investment principles. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our funds, our business, results of operations and financial condition.
We are subject to increasing scrutiny with respect to climate change and the environmental, social and governance impact of investments made by our funds, which may constrain investment opportunities for our funds and adversely affect our ability to raise capital.
In recent years, some investors have placed increasing emphasis on the negative impacts of investments made by the private equity and other funds to which they commit capital, including with respect to sustainability and responsibility matters. Investors may demonstrate increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely impact the value of an investment, or refrain from taking certain actions that could improve the value of an investment. In some cases, investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Increased focus and activism related to sustainability and responsibility and similar matters may constrain our ability to call committed capital and our capital deployment opportunities and the demands of certain investors may further limit the types of investments that are available to our funds. In addition, sustainability and responsibility matters have been the subject of increased focus by certain governmental authorities and regulators, including in the United States and in the EU, which may require that we provide additional disclosure to investors in our funds with respect to sustainability and responsibility matters. Conversely, so-called “anti-ESG” policies and legislation have also been enacted or proposed in several U.S. states. If investors subject to such legislation viewed our funds, policies or practices as being in contradiction to such policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock, financial condition or results of operations.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. We design and assess our program based on the National Institute of Standards (“NIST”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
We have not identified risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. Management regularly reports on our cybersecurity risks to the Audit Committee. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as incidents with lesser impact potential.
The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Technology Officer, internal security staff or external experts as part of the board of directors’ continuing education on topics that impact public companies.
Our management team, including our Chief Operating Officer, Chief Financial Officer, Chief Compliance Officer, Chief Technology Officer and Head of Risk Management, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Technology Officer, Scott Cardenas, is responsible for all aspects of technology across the Company and has extensive experience in cybersecurity and technology, including 15 years of experience managing technology organizations. Before joining the Company in 2018, Mr. Cardenas was chief technology officer for Kiewit Corporation and chief technology officer for the City and County of Denver before being promoted to chief information officer. Mr. Cardenas received a B.S. in Computer Information Systems and Management from Metropolitan State University of Denver and a M.B.A. from the University of Denver. As Chief Technology Officer, Mr. Cardenas is a member of the Company’s Risk Management Committee, a cross-functional committee that governs and oversees our cybersecurity risk management program, among other responsibilities and includes the Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Compliance Officer, Chief Technology Officer, and Head of Risk Management and Director of Internal Audit.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

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
Overview
Our Class A common stock is traded on the NYSE under the symbol “BRDG.” There is no established public trading market for our Class B common stock. The last reported sale price of our Class A common stock on the NYSE on March 1, 2024 was $7.46 per share. As of March 1, 2024, there were 65 holders of record of our Class A common stock and 71 holders of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
During the year ended December 31, 2023, the Company declared and paid quarterly dividends of $0.66 per share of Class A common stock totaling $21.9 million. In February 2024, the Company declared a quarterly dividend of $0.07 per share on its Class A common stock payable on March 22, 2024, to common stockholders of record as of the close of business on March 8, 2024.
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
The following graph compares the total cumulative stockholder return of our Class A common stock from July 16, 2021, the first day of trading of our Class A common stock on the NYSE, through December 31, 2023, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The following graph assumes an initial investment of $100 at the close of trading on July 16, 2021 and that all dividends paid by Bridge Investment Group Holdings Inc. and companies included in these indices have been reinvested:

Total Return Performance Table
$200
$150
$100
$50
$161
$100
$83
$72
7/16/2021
12/31/2021
12/31/2022
12/31/2023
Bridge Investment Group Holdings Inc.
Dow Jones U.S. Asset Managers Index
S&P 500 Index

	July 16, 2021	December 31, 2021	December 31, 2022	December 31, 2023
Bridge Investment Group Holdings Inc.	$100	$161	$83	$72
Dow Jones U.S. Asset Managers Index	$100	$111	$84	$100
S&P 500 Index	$100	$111	$91	$110
Unregistered Sales of Equity Securities
There were no unregistered equity securities sold from January 1, 2023 to December 31, 2023, other than as previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Overview
We are a leading alternative investment manager, diversified across specialized asset classes, with approximately $47.7 billion of AUM as of December 31, 2023. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and other alternative investments that we believe are the most attractive.
Business Segment
We operate as one business, a fully integrated alternative investment manager. The Company’s chief operating decision maker, which is the executive chairman, utilizes a consolidated approach to assess financial performance and allocate resources. As such, the Company operates as one business segment.
Recent Events
On February 13, 2023, affiliates of the Company entered into a definitive agreement to purchase substantially all of the assets of Newbury Partners LLC (“Newbury”), a Delaware limited liability company, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Operating Company, Newbury Partners-Bridge LLC, a Delaware limited liability company (an indirect wholly owned subsidiary of the Operating Company, the “Buyer”), Newbury, Richard Lichter and RLP Navigator LLC, a Delaware limited liability company (collectively, the “Newbury Holders”). Bridge acquired substantially all of Newbury’s assets and assumed certain of Newbury’s liabilities for total consideration of $320.1 million paid in cash, subject to certain purchase price adjustments as set forth in the Asset Purchase Agreement (the “Newbury Acquisition”). The transaction closed on March 31, 2023. See Note 8, “Business Combination and Goodwill,” to our consolidated and combined financial statements included in this annual report on Form 10-K for more information.
On July 31, 2023, Bridge Multifamily Fund III agreed to sell a portfolio of real estate assets to Bridge Multifamily CV LP (the “Continuation Fund”) in a transaction valued at $550 million, including equity raised by the Continuation Fund to support further investment in the portfolio of real estate assets. The Continuation Fund provided additional time and capital to further invest in the portfolio of real estate assets, while also offering liquidity to the limited partners of Bridge Multifamily Fund III, who were provided a choice to receive liquidity or continue their investment in the Continuation Fund.

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
•Our ability to generate strong, stable returns and retain investor capital throughout the market cycle. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, management fees and performance fees. Although our AUM and fees generated have grown significantly since our inception and particularly in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the real estate space in which we specialize, could negatively affect our future growth rate. Ongoing economic headwinds continue to put downward pressure on occupancy rates, valuations, transaction volumes and the availability of financing in the commercial real estate sector, which represented 4% of our AUM as of December 31, 2023. As a result, as of December 31, 2023, we are no longer collecting management fees on Bridge Office Fund I LP (“BOF I”), which previously contributed $1.8 million to revenue on a quarterly basis. During the year ended December 31, 2023, we wrote down $6.6 million of accrued BOF I, and certain joint venture, management fees. We also have a $15.0 million outstanding unsecured loan to BOF I, which was still determined to be recoverable as of December 31, 2023. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities. Our ability to retain and attract fund investors also depends on our ability to build and maintain strong relationships with both existing and new fund investors, many of whom place significant emphasis on an asset manager’s track record of strong fund performance and distributions. While we believe that our reputation for generating attractive risk-adjusted returns is favorable to our ability to continue to attract investors, we may face greater challenges in raising capital for new investment strategies as we continue to expand our market presence and asset classes.
•Our ability to source investments with attractive risk-adjusted returns. Our ability to continue to grow our revenue is dependent on our continued ability to source and finance attractive investments and efficiently deploy the capital that we have raised. Capital deployed may vary significantly from period to period with the fluctuating availability of attractive opportunities, which are dependent on a number of factors, including debt financing, the general macroeconomic environment, market positioning, valuation, size, the liquidity of such investment opportunities, and the long-term nature of our investment strategies. Each of these factors impact our ability to efficiently and effectively invest our pool of fund capital and maintain revenue growth over time. Increases in prevailing interest rates could affect not only our returns on debt and mortgage-backed securities, but also our ability to deploy capital for Bridge-sponsored funds due to the increased cost of, and ability to secure, borrowings. Moreover, with respect to our Debt Strategies and Agency MBS Funds, macro-economic trends or adverse credit and interest rate environments affecting the quality or quantity of new issuance debt and mortgage-backed securities or a substantial increase in defaults could adversely affect our ability to source investments with attractive risk-adjusted returns.

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
See “Item 1A. Risk Factors” included in this Annual Report on Form 10-K for a discussion of the risks applicable to our business.
Business Environment
Global markets shifted dramatically in 2022 and 2023, experiencing significant volatility driven by increasing concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation in 2022 reached multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that created headwinds to economic growth. However, in the latter part of 2023 the economy began to show signs of growth, with a strong labor market and deceleration of inflationary growth. In response to these trends, the Federal Reserve paused interest rate increases in the fourth quarter of 2023 and is expected to begin rate cuts in 2024.
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
Key Financial Measures
We manage our business using financial measures and key operating metrics that we believe reflect the productivity of our core investment activities. We prepare our consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additional information regarding our significant accounting policies can be found in Note 2, “Significant Accounting Policies,” to our consolidated and combined financial statements included in this annual report on Form 10-K. Our key financial and operating measures are discussed below.

Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of December 31, 2023, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.50% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.
Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of December 31, 2023, we managed approximately 100% of the multifamily properties, 100% of the workforce and affordable housing properties, 80% of the office properties, and 50% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.0% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the consolidated and combined statements of operations.
Construction Management Fees and Development Fees. The majority of our equity funds have a value-add component, where we seek to make improvements or reposition the properties, or have a development strategy. Similar to property management fees, we perform the construction management and development management for certain managed properties and receive fees for these services. These fees are earned as the work is completed. The rates charged are based upon market rates and are updated on an annual basis. For small projects, we occasionally charge an immaterial flat fee. For significant projects, the range is generally 0.5% to 4.0% of construction costs.
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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of December 31, 2023, we had approximately $17.4 billion of carry-eligible fee-earning AUM across approximately 53 funds and other vehicles, of which 19 were in accrued carried interest positions.
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

Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees are eligible to receive Class A restricted common stock (“Restricted Stock”), Restricted Stock Units (“RSUs”), and profits interests awards. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the Restricted Stock and RSUs awards are based upon our stock price on the grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of modification. We recognize compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 21, “Share-Based Compensation and Profits Interests,” to our consolidated and combined financial statements included in this annual report on Form 10-K for additional information about equity awards.
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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 5.03%. The Credit Facility (as defined herein) incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“SOFR”) and an unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. As of December 31, 2023, the interest rate on our Credit Facility was approximately 7.51%.
Income Tax Expense. Income tax expense consists of taxes paid or payable by us and our operating subsidiaries. We are taxed as a corporation for U.S. federal and state income tax purposes and, as a result, are subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income generated by the Operating Company that will flow through to its members. The Operating Company has historically been treated as a partnership for U.S. federal and state income tax purposes. As such, income generated by the Operating Company flows through to its members and is generally not subject to U.S. federal or state income tax at the Operating Company level. Our non-U.S. subsidiaries operate as corporate entities in non-U.S. jurisdictions. Accordingly, in some cases, these entities are subject to local or non-U.S. income taxes. In addition, certain subsidiaries are subject to local jurisdiction taxes at the entity level, with the related tax provision reflected in the consolidated and combined statements of operations.
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
For additional discussion of components of our consolidated and combined financial statements, refer to Note 2, “Significant Accounting Policies,” to our consolidated and combined financial statements included in this annual report on Form 10-K.
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

The following table presents a rollforward of our AUM for the years ended December 31, 2023, 2022, and 2021 (dollar amounts in millions):

	Year Ended December 31,
	2023	2022	2021
AUM as of beginning of period	$43,292	$36,315	$25,214
New capital / commitments raised(1)	6,815	4,337	5,161
Distributions / return of capital(2)	(1,427)	(1,615)	(1,196)
Change in fair value and acquisitions(3)	(978)	4,255	7,136
AUM as of end of period	$47,702	$43,292	$36,315
Increase	4,411	6,977	11,101
Increase %	10%	19%	44%
(1)New capital / commitments raised generally represents limited partner capital raised by our funds and other vehicles, including any reinvestments in our open-ended vehicles. New capital / commitments raised for the year ended December 31, 2023 includes $5.1 billion of AUM attributed to the Newbury Acquisition.
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
Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The following table presents a rollforward of our total fee-earning AUM for the years ended December 31, 2023, 2022, and 2021 (dollar amounts in millions):

	Year Ended December 31,
	2023	2022	2021
Fee-earning AUM as of beginning of period	$17,334	$13,363	$10,214
Increases (capital raised/deployment)(1)	6,063	4,693	4,545
Changes in fair market value	(409)	39	(26)
Decreases (liquidations/other)(2)	(1,284)	(761)	(1,370)
Fee-earning AUM as of end of period	$21,704	$17,334	$13,363
Increase	$4,370	$3,971	$3,149
Increase %	25%	30%	31%
(1)Increases generally represent limited partner capital raised or deployed by our funds and other vehicles that is fee-earning when raised or deployed, respectively, including any reinvestments in our open-ended vehicles. Increases for the year ended December 31, 2023 includes $4.3 billion of fee-earning AUM attributed to the Newbury Acquisition.
(2)Decreases generally represent liquidations of investments held by our funds or other vehicles or other changes in fee basis, including the change from committed capital to invested capital after the expiration or termination of the investment period.

Capital raising activities, deployment, and the Newbury Acquisition led fee-earning AUM to increase by approximately $6.1 billion from December 31, 2022 to December 31, 2023. However, these increases were partially offset by $1.3 billion of reductions in fee-earning AUM largely attributed to the conversion of certain funds’ management fee basis from committed to invested capital, including Bridge Workforce Fund II, and asset realizations during 2023, coupled with $0.4 billion of depreciation in fair market value, which was largely attributed to BOF I.
The following table summarizes the balances of fee-earning AUM by fund as of December 31, 2023, 2022, and 2021 (in millions):

	As of December 31,
	2023	2022	2021
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,774	$2,381	$1,133
Bridge Multifamily Fund V	2,233	2,143	976
Newbury Equity Partners Fund V	1,951	—	—
Bridge Opportunity Zone Fund IV	1,476	1,476	1,490
Newbury Equity Partners Fund IV	1,408	—	—
Bridge Multifamily Fund IV	1,384	1,347	1,284
Bridge Workforce Fund II	1,178	1,719	915
Bridge Opportunity Zone Fund III	1,019	1,019	1,019
Newbury Equity Partners Fund III	889	—	—
Bridge Debt Strategies Fund III	839	1,028	1,286
Bridge Seniors Housing Fund II	782	793	805
Bridge Seniors Housing Fund I	615	615	626
Bridge Opportunity Zone Fund V	550	504	—
Bridge Workforce Fund I	545	556	556
Bridge Debt Strategies IV JV Partners	520	142	129
Bridge Opportunity Zone Fund I	482	482	482
Bridge Opportunity Zone Fund II	408	408	408
Bridge Logistics U.S. Venture I	301	256	110
Bridge Net Lease Industrial Income Fund	289	179	29
Bridge Agency MBS Fund	271	245	123
Bridge Debt Strategies Fund II	266	280	354
Bridge Single-Family Rental Fund IV	233	229	—
Bridge Multifamily Continuation Fund	190	—	—
Bridge Office Fund II	163	161	176
Bridge Opportunity Zone Fund VI	152	—	—
Bridge Debt Strategies III JV Partners	130	223	308
Bridge Debt Strategies II JV Partners	126	145	195
Newbury Equity Partners Fund VI	110	—	—
Bridge Office III JV Partners	92	93	—
Bridge Office I JV Partners	71	132	130
Bridge Debt Strategies Fund V	70	—	—
Bridge Seniors Housing Fund III	68	66	33
Bridge Logistics U.S. Venture II	40	—	—
Morrocroft Neighborhood Fund III(1)	32	32	—
Bridge Office II JV Partners	21	6	6
Bridge Solar Energy Development Fund I	16	—	—
Bridge Debt Strategies V JV Partners	10	—	—
Bridge Office Fund I	—	478	499
Bridge Multifamily Fund III	—	188	269
Bridge Multifamily III JV Partners	—	4	4
Bridge Debt Strategies I JV Partners	—	4	18
Total Fee-Earning AUM	$21,704	$17,334	$13,363

Average remaining fund life of closed-end funds, in years	6.8	7.7	8.0

(1)     Morrocroft Neighborhood Fund III, LP is a single-family rental fund managed by Bridge Single-Family Rental Fund Manager LLC, which is a subsidiary of the Company.
Undeployed Capital
As of December 31, 2023, we had $3.4 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $2.1 billion is currently fee-earning based on commitments and $1.3 billion will be fee-earning if and when it is deployed.
Our Performance
We have a demonstrated record of producing attractive returns for our fund investors across our platforms. Our historical investment returns for our closed-end funds by platform are shown in the chart below (dollar amounts in millions):

	Investment Performance Summary as of December 31, 2023
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2012)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Mar 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	904	2,003	—	N/A	2,003	2.22x	18.4%	17.9%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,634	1,511	459	2,290	1.80x	2,750	1.82x	15.1%	14.7%
Bridge Multifamily V (Jul 2021, to present)	2,257	1,321	1,132	38	803	0.74x	841	0.74x	(26.6)%	(24.0)%
Bridge MF Continuation Vehicle (Jul 2023, Jul 2023)	201	208	183	—	240	1.32x	241	1.32x	22.9%	22.9%
Total Multifamily Funds	$5,680	$3,163	$4,485	$4,046	$3,333	1.34x	$7,379	1.65x	15.7%	15.3%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$664	$594	$198	$952	1.89x	$1,150	1.93x	14.2%	14.2%
Bridge Workforce Housing II (Aug 2020, to present)	1,741	1,364	1,206	117	1,079	0.99x	1,196	0.99x	(6.2)%	(5.4)%
Total Workforce & Affordable Housing Funds	$2,360	$2,028	$1,800	$315	$2,031	1.28x	$2,346	1.30x	6.6%	6.6%

Secondaries
Newbury Equity Partners I (Sep 2006, Dec 2007)	$702	$—	$631	$1,035	$18	1.61x	$1,053	1.67x	8.2%	8.1%
Newbury Equity Partners II (Oct 2009, Oct 2010)	1,024	—	859	1,511	96	1.75x	1,607	1.87x	14.9%	14.8%
Newbury Equity Partners III (Jul 2013, Mar 2014)	1,102	4	984	1,335	495	1.84x	1,830	1.86x	15.2%	13.5%
Newbury Equity Partners IV (May 2017, May 2018)	1,447	791	1,262	791	1,527	1.87x	2,318	1.84x	17.0%	14.4%
Newbury Equity Partners V (Nov 2019, Nov 2021)	2,000	1,425	1,633	189	1,972	1.32x	2,160	1.32x	15.0%	12.3%
Total Secondaries Funds	$6,275	$2,220	$5,370	$4,861	$4,109	1.63x	$8,969	1.67x	13.0%	12.2%

Single-Family
Morrocroft Neighborhood Fund I (Jan 2013, Jan 2015)	$51	$—	$47	$165	$—	N/A	$165	3.53x	15.7%	15.7%
Morrocroft Neighborhood Fund II (Jan 2015, Jan 2017)	90	—	81	233	—	N/A	233	2.88x	16.5%	16.5%
Morrocroft Neighborhood Fund III (Aug 2019, Aug 2022)	34	43	31	—	61	1.97x	61	1.97x	17.2%	17.2%
Bridge Single-Family Rental IV (Jan 2022, to present)	150	166	149	1	211	1.42x	212	1.42x	19.3%	17.1%
Total Single-Family Funds	$324	$208	$308	$399	$272	2.18x	$671	2.18x	16.4%	16.3%

	Investment Performance Summary as of December 31, 2023
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Opportunity Zone
Opportunity Zone I (Apr 2019, Dec 2019)	$509	$656	$522	$46	$477	1.00x	$524	1.00x	(2.1)%	(2.0)%
Total Opportunity Zone Fund	$509	$656	$522	$46	$477	1.00x	$524	1.00x	(2.1)%	(2.0)%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$725	$634	$198	$76	0.43x	$274	0.43x	(36.3)%	(35.7)%
Bridge Office II (Dec 2019, Dec 2022)	208	226	245	82	198	1.14x	280	1.14x	2.0%	2.4%
Total Office Funds	$781	$951	$879	$280	$274	0.67x	$554	0.63x	(22.0)%	(20.5)%

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$879	$742	$463	$307	0.93x	$770	1.04x	(2.3)%	(2.1)%
Bridge Seniors II (Mar 2017, Mar 2020)	820	899	759	288	594	1.20x	882	1.16x	0.6%	0.7%
Bridge Seniors III (Nov '2020, to present)	48	39	28	2	36	1.40x	38	1.40x	5.6%	5.5%
Total Seniors Housing Funds	$1,446	$1,817	$1,529	$753	$937	1.09x	$1,690	1.11x	(0.8)%	(0.7)%

Logistics Value
Bridge Logistics Value I (Nov 2021, to present)	$336	$351	$313	$—	$319	1.02x	$319	1.02x	(2.2)%	(0.2)%
Total Logistics Value Fund	$336	$351	$313	$—	$319	1.02x	$319	1.02x	(2.2)%	(0.2)%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	N/A	$264	1.21x	5.9%	5.9%
Bridge Debt II (July 2016, July 2019)	1,002	243	2,753	2,960	235	1.25x	3,195	1.16x	8.2%	8.2%
Bridge Debt III (May 2018, May 2021)	1,624	830	6,010	5,870	825	1.33x	6,695	1.11x	8.9%	8.9%
Bridge Debt IV (Nov 2020, to present)	2,888	2,819	8,409	6,232	2,742	1.15x	8,974	1.07x	8.9%	8.2%
Total Debt Strategies Funds	$5,646	$3,892	$17,391	$15,326	$3,802	1.20x	$19,128	1.10x	8.6%	8.4%
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
(1)Closed-End Funds represented herein does not include performance for (i) certain Opportunity Zone funds with investments which have not been marked-to-market, and (ii) funds that are currently raising capital, including our open-ended funds. Each fund identified contemplates all associated parallel and feeder limited partnerships in which investors subscribe and accordingly share common management. All intercompany accounts and transactions have been eliminated in the combined presentation. Values and performance presented herein are the combined investor returns gross of any applicable legal entity taxes.
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
(9)Total Investment MOIC represents MOIC for Total Investment Fair Value divided by Cumulative Investment Invested Capital.
(10)Investor Levered Net IRR is an annualized realized and unrealized internal rate of return to fee-paying fund investors, computed from inception based on the effective dates of cash inflows (capital contributions) and cash outflows (distributions) and the remaining fair value, net of the investors actual management fees, fund level expenses, and carried interest. Net return information reflects aggregated fund-level returns for fee-paying investors using actual management fees paid by the fund. The actual management fee rates from individual investors will be higher and lower than the actual aggregate fund level rate. This return may differ from actual investor level returns due to timing, variance in fees paid by investors, and other investor-specific investment costs such as taxes. Because IRRs are time-weighted calculations, for newer funds with short measurement periods, IRRs may be amplified by fund leverage and early fund expenses and may not be meaningful. For IRRs calculated with an initial date less than one year from the reporting date, the IRR presented is de-annualized, representing such period’s return.
(11)Investor Unlevered Net IRR is an annualized realized and unrealized internal rate of return to fee-paying fund investors, computed from inception based on the effective dates of cash inflows (capital contributions and drawdowns on fund lines of credit) and cash outflows (distributions and repayments on fund lines of credit) and the remaining fair value (after removing outstanding balances on fund lines of credit), net of the investors actual management fees, fund level expenses, and carried interest. Net return information reflects aggregated fund-level returns for fee-paying investors using actual management fees paid by the fund. The actual management fee rates from individual investors will be higher and lower than the actual aggregate fund level rate. Because IRRs are time-weighted calculations, for newer funds with short measurement periods, this IRR may be amplified by early fund expenses and may not be meaningful. For IRRs calculated with an initial date less than one year from the reporting date, the IRR presented is de-annualized, representing such period’s return.
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

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2023	2022
Revenues:
Fund management fees	$230,572	$221,584	$8,988	4%
Property management and leasing fees	77,704	76,210	1,494	2%
Construction management fees	11,607	10,973	634	6%
Development fees	2,919	4,688	(1,769)	(38%)
Transaction fees	20,466	56,205	(35,739)	(64%)
Fund administration fees	17,483	15,031	2,452	16%
Insurance premiums	18,086	12,856	5,230	41%
Other asset management and property income	11,811	11,502	309	3%
Total revenues	$390,648	$409,049	$(18,401)	(4%)
Fund Management Fees. Our fee-earning AUM increased by $0.1 billion, or 0.7%, exclusive of the Newbury Acquisition, from December 31, 2022 to December 31, 2023. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.35% as of December 31, 2023 compared to 1.50% as of December 31, 2022. The decrease in the weighted-average management fee from December 31, 2022 was partially attributed to the Newbury Acquisition as these secondary funds generally have a lower weighted-average management fee range than other Bridge-sponsored funds.
Fund management fees increased by $9.0 million, or 4%, primarily attributed to the Newbury Acquisition, deployment by Bridge Debt Strategies Fund IV, whose fees are primarily based on invested capital, and the timing of capital raising for funds launched in 2022 and 2023. These factors contributed an additional $51.3 million of fund management fees for the year ended December 31, 2023 compared to the year ended December 31, 2022. These increases were partially offset by decreases of $35.7 million largely due to the timing of one-time catch-up fees, reductions in fee-earning AUM attributed to asset realizations and from the conversion of certain funds management fee basis from committed to invested capital, and the recognition of $6.6 million of credit loss reserves attributed to unfavorable market conditions in BOF I, and certain related joint ventures, during 2023.

Included in fund management fees are one-time catch-up fees of $2.8 million for the year ended December 31, 2023, which were primarily related to Bridge Multifamily Fund V and Bridge Opportunity Zone Fund V, compared to one-time catch-up fees of $28.6 million for the year ended December 31, 2022, which were primarily attributed to the timing of capital raising for Bridge Multifamily Fund V, Bridge Workforce and Affordable Housing Fund II, and Bridge Debt Strategies Fund IV. The following chart presents the composition of our fund management fees for the year ended December 31, 2023 and 2022 (dollar amounts in millions)(1):

(1)Fund management fees for the year ended December 31, 2022 excludes fees for funds launched subsequent to such date.
Property Management and Leasing Fees. Property management and leasing fees increased by $1.5 million, or 2%, primarily due to an approximate 8% increase in the number of properties managed, which was primarily workforce and affordable housing properties.
Construction Management Fees. Construction management fees increased by $0.6 million, or 6%, primarily due to commercial office, seniors housing, and logistics properties completing more value-add construction.
Development Fees. Development fees decreased by $1.8 million, or 38%, primarily due to the timing of projects.
Transaction Fees. Transaction fees decreased by $35.7 million, or 64%, primarily driven by a $30.5 million decrease in due diligence fees attributed to a slowdown in the deployment of capital primarily related to our equity funds during the year ended December 31, 2023 driven by general macroeconomic trends. The remaining $5.2 million decrease was related to a reduction of debt origination fees, which was driven by lower deployment of capital in our equity funds.
Fund Administration Fees. Fund administration fees increased $2.5 million, or 16%, primarily due to the increase in fee-earning AUM.
Insurance Premiums. Insurance premiums increased by $5.2 million, or 41%, largely due to the increase in AUM and higher property and general liability premiums.
Other Asset Management and Property Income. Other asset management and property income increased by $0.3 million, or 3%, primarily due to an increase in ancillary fees during 2023, which were partially offset by a reduction in additional management fees related to the final closing of Bridge Workforce Fund II in 2022 that were non-recurring.

Investment income

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2023	2022
Investment (loss) income:
Incentive fees	$41	$—	$41	—%
Performance allocations:
Realized	41,102	69,280	(28,178)	(41)%
Unrealized	(172,730)	115,175	(287,905)	(250)%
Earnings from investments in real estate	752	2,169	(1,417)	(65)%
Total investment (loss) income	$(130,835)	$186,624	$(317,459)	(170)%
Performance Allocations. Net performance allocations decreased by $316.1 million, or 171%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Realized	Unrealized	Realized	Unrealized
BMF III GP	$20,324	$(63,990)	$55,884	$(31,217)
BMF IV GP	—	(48,419)	—	111,598
BWH I GP	—	(22,439)	—	24,834
BDS III GP	10,839	(18,358)	9,780	(18,230)
BOF II GP	—	(14,388)	—	9,003
BWH II GP	—	(13,774)	—	7,433
BDS II GP	17	(7,969)	3,123	(5,675)
BSFR IV GP	—	(5,364)	—	17,035
BLV I GP	—	(1,852)	—	1,852
BOF I GP	—	—	—	(65)
BAMBS GP	—	326	—	(863)
BSH III GP	—	446	—	451
NEP V GP(1)	—	460	—	—
BNLI GP	—	2,121	—	2,582
BMF CV GP	—	10,127	—	—
BDS IV GP	9,922	10,343	493	(3,563)
Total	$41,102	$(172,730)	$69,280	$115,175
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount will be retained by the Company.
For the years ended December 31, 2023 and 2022, the realized performance allocations were primarily related to timing of dispositions in Bridge Multifamily Fund III, including the recapitalization of assets into a continuation vehicle in July 2023, and the timing of tax distributions in Bridge Debt Strategies Funds II, III and IV between periods.

The unrealized performance (loss) income allocation is recorded one quarter in arrears due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis, and as such the performance allocation (loss) income for the years ended December 31, 2023 and 2022 reflects asset valuations as of September 30, 2023 and 2022, respectively. For the year ended December 31, 2023, the decrease in unrealized performance allocations was largely due to the recapitalization of assets from Bridge Multifamily Fund III into a continuation vehicle that closed in July 2023, market depreciation from properties within our multifamily, workforce and affordable housing funds, commercial office and credit funds, and includes the reversal of realized performance allocation income during the period. For the year ended December 31, 2022, the unrealized performance allocations were largely due to market appreciation, including from Bridge Net Lease Income Fund and Bridge Logistics U.S. Venture I that launched in 2021, and Bridge Single-Family Rental Fund IV that launched in 2022. These increases were partially offset by the reversal of realized performance allocations income attributed to dispositions in Bridge Multifamily Fund III and tax distributions in Bridge Debt Strategies Funds II and III.
Earnings From Investments In Real Estate. Earnings from investments in real estate decreased by $1.4 million, or 65%, primarily due to timing of distributions from certain investments.
Expenses

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2023	2022
Expenses:
Employee compensation and benefits	$220,869	$196,629	$24,240	12%
Incentive fee compensation	4	—	4	—%
Performance allocations compensation:
Realized	7,779	4,396	3,383	77%
Unrealized	(10,570)	24,870	(35,440)	(143)%
Loss and loss adjustment expenses	11,851	6,520	5,331	82%
Third-party operating expenses	21,990	25,675	(3,685)	(14)%
General and administrative expenses	54,201	41,070	13,131	32%
Depreciation and amortization	16,360	2,936	13,424	457%
Total expenses	$322,484	$302,096	$20,388	7%
Employee Compensation and Benefits. Employee compensation and benefits increased by $24.2 million, or 12%, largely due to a net increase of $15.6 million in salaries and benefits attributed to higher headcount driven by the increase in our AUM and the number of Bridge-sponsored funds, which was partially offset by a reduction in bonus expense. An additional increase of $8.7 million was attributed to Restricted Stock and RSU awards granted in January 2023 and the additional expense related to the 2022 profits interests awards that were granted in the third quarter of 2022 and the 2023 profits interests awards that were granted in the first quarter of 2023.
Performance Allocation Compensation. Performance allocation compensation decreased by $32.1 million, or 110%, primarily due to a $35.4 million decrease in unrealized performance allocation compensation and an increase of $3.4 million related to realized performance allocation awards, which is directly correlated to the decrease in our performance allocation (loss) income during the year ended December 31, 2023 compared to the performance allocation income during the year ended December 31, 2022.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $5.3 million, or 82%, primarily related to losses incurred or paid related to rising costs and the property losses which are subject to stop loss amounts during the year ended December 31, 2023 compared to the year ended December 31, 2022, and is correlated with an increase in insurance premiums.
Third-party Operating Expenses. Third-party operating expenses decreased by $3.7 million, or 14%, primarily due to a reduction in operating expenses related to the number of seniors housing properties managed, coupled with a decrease in leasing commissions.

General and Administrative Expenses. General and administrative expenses increased by $13.1 million, or 32%, primarily due to $3.6 million of transaction costs incurred related to the Newbury Acquisition, $4.0 million of consolidated fund-level expenses, and $2.1 million of credit losses related to BOF I recognized during the fourth quarter of 2023, with the remaining net increase of $3.5 million largely attributed to lease termination costs for one of our corporate offices, severance costs related to a reduction in force, and other expenses correlated with the increase in AUM and the number of properties managed.
Depreciation and Amortization. Depreciation and amortization increased by $13.4 million, or 457%, primarily attributed to additional amortization for intangibles acquired as part of the Newbury Acquisition.
Other income (expense)

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2023	2022
Other (expense) income
Realized and unrealized gains (losses), net	$(6,381)	$4,215	$(10,596)	(251)%
Interest income	18,380	7,867	10,513	134%
Other (expense) income, net	(2,112)	1,246	(3,358)	270%
Interest expense	(28,495)	(12,340)	(16,155)	131%
Total other (expense) income	$(18,608)	$988	$(19,596)	(1983)%
Realized and Unrealized Gains (Losses), Net. Net realized and unrealized gains (losses) decreased by $10.6 million, or 251%, for the year ended December 31, 2023, largely due to unrealized losses on other investments, including those acquired in the Newbury Acquisition, during 2023 compared to unrealized appreciation recognized on other investments during 2022 and a realized loss of $1.9 million related to the redemption of our investment in the Bridge Agency MBS Fund in July 2023, and includes the reversal of the unrealized losses related to the investment.
Interest Income. Interest income increased by $10.5 million, or 134%, largely due to the timing of distribution income for interests acquired in the Newbury Acquisition, the timing of short-term borrowings by Bridge-sponsored funds, as well as an increase in the interest rate earned on the weighted-average outstanding cash and cash equivalents between periods.
Other (Expense) Income, Net. Net other (expense) income decreased by $3.4 million, or 270%, which was attributed to changes in the TRA liability during 2023 compared to 2022.
Interest Expense. Interest expense increased by $16.2 million, or 131%, primarily due to the $150 million of 2022 Private Placement Notes that funded in July 2022, which have a weighted-average interest rate of 5.05%, $150 million of 2023 Private Placement Notes that funded in March 2023, which have a weighted-average interest rate of 6.01%, and the outstanding balance on the Credit Facility during 2023.
Income tax expense
Income tax expense decreased by $16.1 million, or 72%, primarily due to a net loss for the year ended December 31, 2023 compared to net income for the year ended December 31, 2022, which was largely attributed to investment (loss) income recognized during the respective periods.
For the year ended December 31, 2023, our effective tax was (7.53)% compared to 7.53% for the year ended December 31, 2022. The negative effective tax rate during 2023 was largely due to investment losses in the period and as a result of our organizational structure as a holding company, whose principal asset is a controlling financial interest in the Operating Company. The Operating Company and its subsidiaries, other than BIGRM and BPM, are limited liability companies or limited partnerships and, as such, are not subject to income taxes. The individual owners of the Operating Company and its subsidiaries are required to report their distributive share of realized income, gains, losses, deductions, or credits on their individual income tax returns.

Net (Loss) Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC comprises non-controlling interests related to the Operating Company’s subsidiaries and to our profits interests programs. The following table summarizes the allocation of net (loss) income to the non-controlling interests in the Operating Company (in thousands):

	Year Ended December 31,
	2023	2022
Non-controlling interests related to General Partners - realized	$20,185	$39,320
Non-controlling interests related to General Partners - unrealized	(96,291)	42,861
Non-controlling interests related to Fund Managers	(4,612)	(4,332)
Non-controlling interests related to 2019 profits interests awards	515	388
Non-controlling interests related to 2020 profits interests awards	123	4,619
Non-controlling interests related to 2021 profits interests awards	180	5,285
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(79,900)	$88,141
Net (Loss) Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $0.7 million and net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $157.0 million during the years ended December 31, 2023 and 2022, respectively.
On January 1, 2023, certain of the Company’s 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units. On July 1, 2023, certain of the Company’s 2021 profits interests awards were collapsed into 489,407 shares of our Class A common stock and 2,429,453 Class A Units. The 2020 and 2021 profits interests were collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined subsequently) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there was also a corresponding increase in the aggregate number of outstanding Class A Units at the Operating Company and shares of our Class A common stock.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2022	2021
Revenues:
Fund management fees	$221,584	$155,928	$65,656	42%
Property management and leasing fees	76,210	69,654	6,556	9%
Construction management fees	10,973	8,292	2,681	32%
Development fees	4,688	3,703	985	27%
Transaction fees	56,205	75,073	(18,868)	(25%)
Fund administration fees	15,031	—	15,031	—%
Insurance premiums	12,856	10,051	2,805	28%
Other asset management and property income	11,502	7,313	4,189	57%
Total revenues	$409,049	$330,014	$79,035	24%
Fund Management Fees. Our fee-earning AUM increased by 30% from approximately $13.4 billion as of December 31, 2021 to $17.3 billion as of December 31, 2022. However, our weighted-average management fee, which varies largely due to the size of investor commitments, decreased from 1.54% as of December 31, 2021 to 1.50% as of December 31, 2022.

The 30% increase in our fee-earning AUM resulted in an increase in fund management fees of $65.7 million, or 42%, largely due to the launch of new funds, including Bridge Opportunity Zone Fund IV, Bridge Multifamily Fund V, Bridge Net Lease Income Fund, and Bridge Logistics U.S. Venture I, all of which launched in 2021, and Bridge Opportunity Zone Fund V and Bridge Single-Family Rental Fund IV, both of which launched in 2022. These six funds contributed an additional $50.6 million of fund management fees for the year ended December 31, 2022 compared to the year ended December 31, 2021. Increased fee-earning AUM was also attributable to capital raises in our other funds, primarily driven by Bridge Workforce and Affordable Housing Fund II and Bridge Debt Strategies Fund IV, which generated an additional $24.1 million of management fees. These increases in fund management fees were partially offset by reductions in fee-earning AUM, which led to an $8.0 million decrease in fund management fees primarily attributed to Bridge Debt Strategies Funds II and III and Bridge Multifamily Fund III.
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
Investment Income

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2022	2021
Investment (loss) income:
Incentive fees	$—	$2,469	$(2,469)	(100%)
Performance allocations:
Realized	69,280	80,970	(11,690)	(14%)
Unrealized	115,175	248,647	(133,472)	(54%)
Earnings from investments in real estate	2,169	2,132	37	2%
Total investment (loss) income	$186,624	$334,218	$(147,594)	(44%)

Performance Allocations. Net performance allocations decreased by $145.2 million, or 79%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$111,598	$—	$139,571
BWH I GP	—	24,834	—	58,728
BSFR IV GP	—	17,035	—	—
BOF II GP	—	9,003	—	2,777
BWH II GP	—	7,433	—	6,341
BNLI GP	—	2,582	—	—
BLV I GP	—	1,852	—	—
BSH III GP	—	451	—	—
BDS I GP	—	—	—	35
BOF I GP	—	(65)	—	(17,140)
BAMBS GP	—	(863)	—	(40)
BDS IV GP	493	(3,563)	—	3,070
BDS II GP	3,123	(5,675)	96	23,637
BDS III GP	9,780	(18,230)	20,366	31,413
BMF III GP	55,884	(31,217)	60,508	255
Total	$69,280	$115,175	$80,970	$248,647
The unrealized performance income allocation is recorded one quarter in arrears, and as such the performance allocation income for the years ended December 31, 2022 and 2021 reflects asset valuations as of September 30, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the decrease in unrealized performance allocations was largely due to the reversal of realized performance allocations income attributed to dispositions in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III. However, these decreases were partially offset by market appreciation from funds launched in recent years, including Bridge Net Lease Income Fund and Bridge Logistics U.S. Venture I launched in 2021, and Bridge Single-Family Rental Fund IV launched in January 2022.
Fair value of the accrued performance allocations is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis.

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2022	2021
Expenses:
Employee compensation and benefits	$196,629	$142,707	$53,922	38%
Incentive fee compensation	—	215	(215)	(100%)
Performance allocations compensation:
Realized	4,396	6,611	(2,215)	(34%)
Unrealized	24,870	31,069	(6,199)	(20%)
Loss and loss adjustment expenses	6,520	8,075	(1,555)	(19%)
Third-party operating expenses	25,675	33,427	(7,752)	(23%)
General and administrative expenses	41,070	24,815	16,255	66%
Depreciation and amortization	2,936	2,830	106	4%
Total expenses	$302,096	$249,749	$52,347	21%
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
Performance Allocation Compensation. Performance allocation compensation decreased by $8.4 million, or 22%, primarily due to a $6.2 million decrease in unrealized performance allocation compensation and a decrease of $2.2 million related to realized performance allocation compensation, which is directly correlated to the decrease in our performance allocations income during the year ended December 31, 2022 compared to the year ended December 31, 2021.
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
Other Income (Expense)

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2022	2021
Other income (expense)
Investment income	$4,215	$9,368	$(5,153)	(55%)
Interest income	7,867	3,265	4,602	141%
Other income (expense), net	1,246	(1,723)	2,969	(172%)
Interest expense	(12,340)	(8,504)	(3,836)	45%
Total other income	$988	$2,406	$(1,418)	(59%)

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
Net income from non-controlling interests
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net income attributable to non-controlling interests in Bridge Investment Group Holdings LLC comprises non-controlling interests related to the Operating Company’s subsidiaries and to our profits interests programs. The following table summarizes the allocation of net income to the non-controlling interests in the Operating Company (in thousands):

	Year Ended December 31,
(in thousands)	2022	2021
Non-controlling interests related to General Partners - realized	$39,320	$23,056
Non-controlling interests related to General Partners - unrealized	42,861	96,380
Non-controlling interests related to Fund Managers	(4,332)	5,904
Non-controlling interests related to 2019 profits interests awards	388	24,886
Non-controlling interests related to 2020 profits interests awards	4,619	2,512
Non-controlling interests related to 2021 profits interests awards	5,285	3,184
Total	$88,141	$155,922
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
Distributable Earnings differs from net income before the provision for income taxes, computed in accordance with GAAP, in that it does not include depreciation and amortization, income (loss) from consolidated Bridge-sponsored funds, unrealized performance allocations and related compensation expense, unrealized gains (losses), share-based compensation, cash net income attributable to non-controlling interests, charges (credits) related to corporate actions and non-recurring items. Such items, where applicable, include: charges associated with acquisitions or strategic investments, changes in the TRA liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Distributable Earnings is not a measure of performance calculated in accordance with GAAP. Although we believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance, the use of Distributable Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” prepared in accordance with GAAP. Our calculations of Distributable Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.
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
(Loss) income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(87,406)	$272,370	$408,627
Income tax expense	6,127	22,195	8,262
(Loss) income before provision for income taxes	(81,279)	294,565	416,889
Depreciation and amortization	16,360	2,936	2,830
Impact of fund consolidation	3,857	—	—
Less: Unrealized performance allocations	172,730	(115,175)	(248,647)
Plus: Unrealized performance allocations compensation	(10,570)	24,870	31,069
Less: Unrealized (gains) losses, net	5,274	(4,249)	(9,367)
Plus: Other (income) expenses, net	2,112	(1,246)	1,723
Plus: Share-based compensation	40,828	32,144	21,508
Plus: Transaction and non-recurring costs(1)	8,760	—	—
Less: Cash income attributable to non-controlling interests in subsidiaries	(3,394)	(6,603)	(36,486)
Less: Net realized performance allocations attributable to non-controlling interests	(20,185)	(39,320)	(23,056)
Distributable Earnings attributable to the Operating Company	134,493	187,922	156,463
Realized performance allocations and incentive fees	(41,143)	(69,280)	(83,439)
Realized performance allocations and incentive fees compensation	7,783	4,396	6,826
Net realized performance allocations to non-controlling interests	20,185	39,320	23,056
Net insurance (income) loss	(6,235)	(6,336)	(1,976)
(Earnings) losses from investments in real estate	(752)	(2,169)	(2,132)
Net investment and interest (income) expense and realized (gain) loss	16,213	4,472	5,165
Plus: Fee related income attributable to non-controlling interests in subsidiaries	(1,066)	6,603	36,486
Total Fee Related Earnings	129,478	164,928	140,449
Total Fee Related Earnings attributable to non-controlling interests	1,066	(6,603)	(36,486)
Total Fee Related Earnings attributable to the Operating Company	$130,544	$158,325	$103,963
(1)     Transaction costs and non-recurring expenses represent transaction costs related to the Newbury Acquisition, lease termination costs related to one of our corporate offices, severance, and credit losses for property reimbursement receivables from BOF I.

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Fund-level fee revenues
Fund management fees	$230,827	$221,584	$155,928
Transaction fees	20,466	56,205	75,073
Total net fund-level fee revenues	251,293	277,789	231,001
Net earnings from Bridge property operators	11,103	10,504	11,519
Development fees	2,919	4,688	3,703
Fund administration fees	17,810	15,031	—
Other asset management and property income	11,814	11,502	7,313
Fee Related Revenues	294,939	319,514	253,536
Cash-based employee compensation and benefits	(139,664)	(126,252)	(96,114)
Net administrative expenses	(25,797)	(28,334)	(16,973)
Fee Related Expenses	(165,461)	(154,586)	(113,087)
Total Fee Related Earnings	129,478	164,928	140,449
Total Fee Related Earnings attributable to non-controlling interests	1,066	(6,603)	(36,486)
Total Fee Related Earnings to the Operating Company	130,544	158,325	103,963
Realized performance allocations and incentive fees	41,143	69,280	83,439
Realized performance allocations and incentive fees compensation	(7,783)	(4,396)	(6,826)
Net realized performance allocations attributable to non-controlling interests	(20,185)	(39,320)	(23,056)
Net insurance income	6,235	6,336	1,976
Earnings from investments in real estate	752	2,169	2,132
Net investment and interest income (expense) and realized gain (loss)	(16,213)	(4,472)	(5,165)
Distributable Earnings attributable to the Operating Company	$134,493	$187,922	$156,463

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our consolidated and combined statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators. The following table sets forth these components for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash-based employee compensation and benefits	$139,664	$126,252	$96,114
Compensation expense of Bridge property operators	40,377	38,233	25,085
Share-based compensation	40,828	32,144	21,508
Employee compensation and benefits	$220,869	$196,629	$142,707

Administrative expenses, net of Bridge property operators	$25,797	$28,334	$16,973
Administrative expenses of Bridge property operators	15,836	12,736	7,842
Transaction and non-recurring costs	8,760	—	—
Impact of fund consolidation	3,808	—	—
General and administrative expenses	$54,201	$41,070	$24,815

Unrealized (losses) gains	$(5,274)	$4,249	$9,367
Other expenses from Bridge property operators	—	(35)	(73)
Other income (expense), net	(2,112)	1,246	(1,723)
Net investment and interest income (expense) and realized gain (loss)	(16,213)	(4,472)	(5,165)
Impact of fund consolidation	530	—	—
Non-FRE income attributable to non-controlling interest in subsidiaries	4,461	—	—
Total other (loss) income	$(18,608)	$988	$2,406
Distributable Earnings and Fee Related Earnings to the Operating Company
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Total Fee Related Earnings to the Operating Company decreased by $27.8 million, or 18%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, while Distributable Earnings to the Operating Company decreased by $53.4 million, or 28%, during the same period due to the following:
•Total fee related revenues decreased by $24.6 million, or 8%, principally due to:
◦Transaction fees decreased by $35.7 million, or 64%, due to reduced volume of real estate transactions attributed to the current macroeconomic environment, including increased interest rates and limited availability of debt financing;
◦The decrease in transaction fees was partially offset by a net increase in fund management fees of $9.2 million, or 4%, largely due to contributions from the Newbury Acquisition and due to the timing of capital raising between 2023 and 2022. These increases in fund management fees were partially offset by decreases attributed to the timing of one-time catch-up fees, reductions in fee-earning AUM attributed to asset realizations and from the conversion of certain funds management fee basis from committed to invested capital, and the recognition of credit loss reserves attributed to unfavorable market conditions in BOF I during 2023.

•Net earnings from Bridge property operators increased by $0.6 million, or 6%, driven by an increase in the number of workforce and affordable housing and multifamily units managed from December 31, 2022 to December 31, 2023.
•Fee Related Expenses increased by $10.9 million, or 7%, principally due to:
◦Cash-based employee compensation and benefits increased by $13.4 million, or 11%, primarily due to increased headcount driven by the increase in our fee-earning AUM, which was partially offset by a reduction in 2023 bonuses;
◦These increases were offset by a decrease in net administrative expenses of $2.5 million, or 9%, primarily due to an increase in general and administrative and property management operating expenses in 2023 compared to 2022, which was offset by the consolidation of fund-level and one-time expenses.
•Net of related compensation, realized performance allocations and incentive fees decreased by $31.5 million, or 49%, compared to 2022, due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II, III and IV.
•Net investment and interest (income) expense and realized (gain) loss increased $11.7 million, or 263%, largely due to an increase in interest expense attributed to the 2023 Private Placement Notes and the outstanding balance of the Credit Facility during 2023, partially offset by additional interest income attributed to the timing of distribution income for interests acquired in the Newbury Acquisition.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Total Fee Related Earnings to the Operating Company increased by $54.4 million, or 52%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, while Distributable Earnings to the Operating Company increased by $31.5 million, or 20%, during the same period due to the following:
•Total fee related revenues increased by $66.0 million, or 26%, principally due to:
◦Fund management fees increased by $65.7 million, or 42%, primarily due to capital raising and timing of deployment of capital for new funds in 2022 and 2021 which increased our fee-earning AUM by 30% compared to fee-earning AUM at December 31, 2021; and
◦Transaction fees decreased by $18.9 million, or 25%, driven by the slowdown in commercial real estate transactions in the second half of 2022, which was primarily attributed to volatility in debt capital markets.
•Net earnings from Bridge property operators decreased by $1.0 million, or 9%, driven by a reduction in leasing commissions incurred during 2021 that did not reoccur in 2022, which was partially offset by an increase in the number of multifamily and workforce and affordable housing units managed from December 31, 2021 to December 31, 2022.
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

•Net of related compensation, realized performance allocations and incentive fees decreased by $9.5 million, or 13%, compared to 2021, due to the timing of realizations in Bridge Multifamily Fund III and Bridge Debt Strategies Funds II and III. The results for 2021 prior to the IPO in July 2021 included 100% of the net realized performance allocations and incentive fees as the financial statements were combined with the respective Bridge GPs. Post-IPO, the amount is shown net of the realized general partner non-controlling interest component of $39.3 million for 2022 compared to $23.1 million for 2021. Taking into consideration this non-controlling interest, the realized performance allocations and incentive fees, net of related compensation, decreased by $25.7 million, or 50%.
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
As of December 31, 2023 and 2022, we had total assets of $1,288.8 million and $1,154.8 million, respectively, which included $57.7 million and $183.6 million of cash and cash equivalents, respectively, and total liabilities of $743.5 million and $508.5 million, respectively. There were no borrowings outstanding under the Credit Facility. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.
Ongoing sources of cash include (a) fund management fees and property management and leasing fees, which are collected monthly or quarterly, (b) transaction fee income, and (c) borrowings under our Credit Facility. In the future, we will also evaluate opportunities, based on market conditions, to access the capital markets. We use cash flow from operations to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and to make distributions to our equity holders.
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
The following table presents a summary of our cash flows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$174,813	$228,353	$209,224
Net cash used in investing activities	(343,210)	(21,883)	(114,259)
Net cash provided by (used in) financing activities	42,392	(97,077)	(118,447)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(126,005)	$109,393	$(23,482)

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
For the year ended December 31, 2023 — cash provided by operating activities was $174.8 million, primarily consisting of adjustments for non-cash items of $241.4 million and cash provided by operating assets and liabilities of $20.8 million offset by a net loss of $87.4 million. Adjustments for non-cash items primarily consisted of $172.7 million unrealized performance allocations, $40.8 million of share-based compensation, depreciation and amortization of $16.4 million, $10.8 million of equity in income from equity method investments, which were partially offset by $10.6 million of unrealized accrued performance allocations compensation.
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
For the year ended December 31, 2021 — net cash provided by operating activities was $209.2 million, primarily consisting of net income of $408.6 million offset by adjustments for non-cash items of $199.1 million. Adjustments for non-cash items primarily consisted of $248.6 million of unrealized performance allocations and $8.8 million of unrealized earnings on equity investments, which was primarily offset by $21.5 million of share-based compensation and $31.1 million of unrealized accrued performance allocations compensation.
Investing Activities
Our investing activities primarily consist of lending to affiliate entities and investing activities related to our other investments.
For the year ended December 31, 2023 — cash used in investing activities of $343.2 million primarily consisted of $319.4 million used for the Newbury Acquisition, issuances of notes receivables of $245.8 million related to our lending activities to affiliated entities, and $68.5 million for purchases of investments, which was partially offset by $264.7 million in collections of notes receivable and proceeds from the sale of investments of $20.5 million.
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
Financing Activities
Our financing activities primarily consist of distributions to our members and shareholders as well as borrowings associated with our private placement notes and the Credit Facility, and at times proceeds from issuances of our common stock.

For the year ended December 31, 2023 — cash provided by financing activities of $42.4 million was largely due to $436.0 million in proceeds from our Credit Facility, $150.0 million in proceeds received from our 2023 Private Placement Notes, and $17.9 million of capital contributions from non-controlling interests. These cash flows were offset by payments of $402.0 million on the Credit Facility, $133.8 million of distributions paid to non-controlling interests, $21.9 million of dividends paid to our Class A common stockholders, and the payment of deferred financing costs related to the 2023 Private Placement Notes.
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
The interest rate in effect for the Credit Facility as of December 31, 2023 was 7.51%. As of December 31, 2023, there was a $34.0 million outstanding balance on the Credit Facility.
On February 28, 2024, the Company entered into an amendment to the Credit Agreement, which included among other things, a reduction in the total aggregate commitments under the Credit Facility from $225 million to $150 million, with the ability to increase aggregate commitments up to an additional $75 million, and extended the maturity date from June 3, 2024 to June 3, 2026.
As of March 7, 2024, the Company had made additional draws of $49 million on its Credit Facility.

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
On February 13, 2023, the Operating Company entered into a $150 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $120 million of 6.0% notes with a seven-year term maturing on March 29, 2030, and $30 million of 6.1% notes with a ten-year term maturing on March 29, 2033 (the “2023 Private Placement Notes” and together with the 2020 and 2022 Private Placement Notes, the “Private Placement Notes”). The 2023 Private Placement Notes closed in connection with the closing of the Newbury Acquisition.
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
As of December 31, 2023 and 2022, the Company was in full compliance with all debt covenants.
Contractual Obligations and Commitments
Our principal contractual obligations and commitments consist of obligations under our Private Placement Notes, capital commitments, and lease obligations. The amount of the obligations presented in the table summarizes our commitments to settle contractual obligations in cash as of the time periods presented. The following table summarizes our contractual obligations as of December 31, 2023:

	Payments Due by Time Period
(in thousands)	Total	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity
Operating lease obligations	$22,913	$3,819	$8,533	$5,064	$5,497	$—
Long-term debt obligations(1)	450,000	—	75,000	75,000	300,000	—
Interest on debt obligations(2)	158,233	22,631	42,336	36,299	56,967	—
Revolving line of credit(3)	35,065	35,065	—	—	—	—
Standby letters of credits	7,112	7,112	—	—	—	—
Capital commitments(4)	15,617	—	—	—		15,617
Total contractual obligations	$688,940	$68,627	$125,869	$116,363	$362,464	$15,617
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
(3)The variable rate interest payments were calculated based upon the variable rate spread plus Term SOFR as of December 31, 2023 and assume the current balance is outstanding until maturity.

(4)Capital commitments represent our GP commitments in addition to obligations as a limited partner to fund certain property technology investments. These amounts are generally due on demand, and accordingly, have been presented as indeterminable. Capital commitments are expected to be called over a period of several years.
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
Critical Accounting Estimates
The preparation of our consolidated and combined financial statements in accordance with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies could potentially produce materially different results if we were to change the underlying assumptions, estimates or judgments. Refer to Note 2, “Significant Accounting Policies” to our consolidated and combined financial statements included in this annual report on Form 10-K for a summary of our significant accounting policies.
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

Performance Allocations
The Company accounts for accrued performance obligations (commonly referred to as carried interest), which represents a performance-based capital allocation from a fund General Partner to the Company, as earnings from financial assets within the scope of ASC 323, Investments—Equity Method and Joint Ventures. The underlying investments in the funds upon which the allocation is based reflect valuations on an up to three-month lag. The Company recognizes performance allocations as a separate revenue line item in the consolidated and combined statements of operations with uncollected carried interest as of the reporting date reported within accrued performance allocations in the consolidated balance sheets. As of December 31, 2023 and 2022, the Company had accrued performance allocations of $382.0 million and $554.7 million, respectively.
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
As of December 31, 2023 and 2022, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $197.8 million and $177.7 million, respectively, of which $155.4 million and $141.4 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of December 31, 2023, there would be no contingent repayment obligation or liability.
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

Tax Receivable Agreements
The TRA with the Operating Company and each of the Continuing Equity Owners provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) increases in the Company’s allocable share of the tax basis of the Operating Company’s assets resulting from (a) the Company’s purchase of Class A Units directly from the Operating Company and the partial redemption of Class A Units by the Operating Company in connection with the IPO, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of Class A Units for our Class A common stock or cash and (c) certain distributions (or deemed distributions) by the Operating Company; (2) the Company’s allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units (including in connection with the IPO), which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by the Company and (3) certain additional tax benefits arising from payments made under the TRA, including as the result of incremental value to the Company from strategic acquisitions. The Company will retain the benefit of the remaining 15% of these net cash tax savings under the TRA. The Company has accrued a contingent liability representing 85% of the incremental net cash tax savings for the Company due to the exchanging Original Equity Owners.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, refer to Note 2, “Significant Accounting Policies” to our consolidated and combined financial statements included in this annual report on Form 10-K.
JOBS Act
As an emerging growth company under the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”), we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

Interest Rate Risk
As of December 31, 2023, we had cash of $0.2 million deposited in non-interest bearing accounts and $57.5 million deposited in an interest bearing account, with limited to no interest rate risk. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Bridge Investment Group Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bridge Investment Group Holdings Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated and combined statements of operations, comprehensive (loss) income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
March 7, 2024
We have served as the Company’s auditor since 2021.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$57,702	$183,576
Restricted cash	9,558	9,689
Marketable securities, at fair value	19,838	14,614
Receivables from affiliates	44,370	53,804
Notes receivable from affiliates	48,275	67,244
Other assets	82,102	70,466
Other investments	203,661	85,456
Accrued performance allocations	381,993	554,723
Intangible assets, net	140,198	4,894
Goodwill	233,584	55,982
Deferred tax assets, net	67,537	54,387
Total assets	$1,288,818	$1,154,835
Liabilities and equity
Accrued performance allocations compensation	$55,488	$66,754
Accrued compensation and benefits	35,428	15,643
Accounts payable and accrued expenses	35,072	24,942
Due to affiliates	69,543	51,966
General Partner Notes Payable, at fair value	3,355	8,633
Insurance loss reserves	12,684	9,445
Self-insurance reserves and unearned premiums	2,917	3,453
Line of credit	34,000	—
Other liabilities	48,386	30,386
Notes payable	446,597	297,294
Total liabilities	$743,470	$508,516
Commitments and contingencies (Note 18)
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized, 0 issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 37,829,889 and 29,488,521 issued and outstanding as of December 31, 2023 and 2022, respectively	378	295
Class B common stock, $0.01 par value, 236,037,892 and 237,837,544 authorized; 80,618,708 and 85,301,127 issued and outstanding as of December 31, 2023 and 2022, respectively	806	853
Additional paid-in capital	88,330	63,939
(Accumulated deficit) retained earnings	(14,465)	14,230
Accumulated other comprehensive loss	(136)	(220)
Bridge Investment Group Holdings Inc. equity	74,913	79,097
Non-controlling interests in Bridge Investment Group Holdings LLC	291,254	309,677
Non-controlling interests in Bridge Investment Group Holdings Inc.	179,181	257,545
Total equity	545,348	646,319
Total liabilities and equity	$1,288,818	$1,154,835
See accompanying notes to consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Fund management fees	$230,572	$221,584	$155,928
Property management and leasing fees	77,704	76,210	69,654
Construction management fees	11,607	10,973	8,292
Development fees	2,919	4,688	3,703
Transaction fees	20,466	56,205	75,073
Fund administration fees	17,483	15,031	—
Insurance premiums	18,086	12,856	10,051
Other asset management and property income	11,811	11,502	7,313
Total revenues	390,648	409,049	330,014
Investment (loss) income:
Incentive fees	41	—	2,469
Performance allocations:
Realized	41,102	69,280	80,970
Unrealized	(172,730)	115,175	248,647
Earnings from investments in real estate	752	2,169	2,132
Total investment (loss) income	(130,835)	186,624	334,218
Expenses:
Employee compensation and benefits	220,869	196,629	142,707
Incentive fee compensation	4	—	215
Performance allocations compensation:
Realized	7,779	4,396	6,611
Unrealized	(10,570)	24,870	31,069
Loss and loss adjustment expenses	11,851	6,520	8,075
Third-party operating expenses	21,990	25,675	33,427
General and administrative expenses	54,201	41,070	24,815
Depreciation and amortization	16,360	2,936	2,830
Total expenses	322,484	302,096	249,749
Other (expense) income:
Realized and unrealized (losses) gains, net	(6,381)	4,215	9,368
Interest income	18,380	7,867	3,265
Other (expense) income, net	(2,112)	1,246	(1,723)
Interest expense	(28,495)	(12,340)	(8,504)
Total other (loss) income	(18,608)	988	2,406
(Loss) income before provision for income taxes	(81,279)	294,565	416,889
Income tax expense	(6,127)	(22,195)	(8,262)
Net (loss) income	(87,406)	272,370	408,627
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(79,900)	88,141	155,922
Net (loss) income attributable to Bridge Investment Group Holdings LLC	(7,506)	184,229	252,705
Net income attributable to Common Control Group prior to Transactions and IPO	—	—	117,971
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	(740)	156,960	111,508
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	$(6,766)	$27,269	$23,226

Earnings per share of Class A common stock—Basic and Diluted (Note 22)[1]	$(0.46)	$0.92	$0.93
Weighted-average shares of Class A common stock outstanding—Basic and Diluted (Note 22)[1]	25,998,863	23,928,408	22,515,868
(1)    For the year ended December 31, 2021, the earnings per share amounts are for the period following the Transactions and IPO from July 16, 2021 through December 31, 2021. Refer to Note 1, “Organization” and Note 22, “Earnings per Share” for additional information.
See accompanying notes to consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Comprehensive (Loss) Income
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021

Net (loss) income	$(87,406)	$272,370	$408,627
Other comprehensive income (loss)—foreign currency translation adjustments, net of tax	84	(199)	(25)
Total comprehensive (loss) income	(87,322)	272,171	408,602
Less: comprehensive (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(79,900)	88,141	155,922
Comprehensive income (loss) attributable to Bridge Investment Group Holdings LLC	(7,422)	184,030	252,680
Less: comprehensive income attributable to Common Control Group prior to Transactions and IPO	—	—	117,971
Less: comprehensive income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	(740)	156,960	111,508
Comprehensive income (loss) attributable to Bridge Investment Group Holdings Inc.	$(6,682)	$27,070	$23,201
See accompanying notes to consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Changes in Equity
(Dollar amounts in thousands, except per share data)

	Net Investment in CCG(1)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in CCG or Operating Company	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2020	$186,091	$—	$—	$—	$—	$4	$15,376	$—	$201,471
Net income prior to Transactions and IPO(1)	117,971	—	—	—	—	—	11,562	—	129,533
Foreign currency translation adjustment prior to Transactions and IPO	—	—	—	—	—	(4)	—	—	(4)
Share-based compensation prior to Transactions and IPO	14,704	—	—	—	—	—	975	—	15,679
Capital contributions prior to Transactions and IPO	422	—	—	—	—	—	323	—	745
Distributions prior to Transactions and IPO	(176,273)	—	—	—	—	—	(17,186)	—	(193,459)
Repurchase of membership interests prior to Transactions and IPO	(68)	—	—	—	—	—	(42)	—	(110)
Settlement of accrued performance allocations compensation liability with equity	14,247	—	—	—	—	—	—	—	14,247
Recognition of non-controlling interests in certain subsidiaries concurrent with Transactions and IPO	(142,986)	—	—	—	—	—	142,986	—	—
Derecognition of Bridge Debt Strategies Fund GP LLC	2,337	—	—	—	—	—	—	—	2,337
Effects of Transactions and purchase of Operating Company Class A Units	(16,445)	28	975	15,442	—	—	—	—	—
Issuance of Class A common stock sold in IPO, net of underwriting discount and issuance costs	—	187	—	277,006	—	—	—	(139,875)	137,318
Purchase of membership interests in the Operating Company	—	—	(108)	(157,955)	—	—	—	158,063	—
Issuance of Class A common stock from Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	14	—	18,174	—	—	—	(18,188)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	18,711	—	—	—	—	18,711
Equity reallocation between controlling and non-controlling interests subsequent to Transactions and IPO	—	—	—	(119,149)	—	—	—	119,149	—
Capital Contributions subsequent to Transactions and IPO	—	—	—	—	—	—	398	—	398
Net income subsequent to Transactions and IPO	—	—	—	—	23,226	—	144,360	111,508	279,094
Foreign currency translation subsequent to Transactions and IPO	—	—	—	—	—	(21)	—	—	(21)
Share-based compensation subsequent to Transactions and IPO	—	1	—	1,298	—	—	9	4,521	5,829
Distributions subsequent to Transactions and IPO	—	—	—	—	—	—	(26,279)	(29,710)	(55,989)
Dividends on Class A common stock, $0.24 per share	—	—	—	—	(6,042)	—	—	—	(6,042)
Balance as of December 31, 2021	$—	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
(1)For a description of the Transactions related to our initial public offering (“IPO”) refer to Note 1, “Organization.”

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Changes in Equity, continued
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2021	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
Net income	—	—	—	27,269	—	88,141	156,960	272,370
Conversion of 2019 profit interest awards	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock and redemption of corresponding Class B common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	14	(14)	972	—	—	—	—	972
Issuance of Class A Units for acquisition	—	—	—	—	—	—	14,930	14,930
Fair value of non-controlling interest in acquired business	—	—	—	—	—	20,053	—	20,053
Share-based compensation, net of forfeitures	43	—	11,677	—	—	1,397	19,027	32,144
Capital contributions	—	—	—	—	—	213	—	213
Distributions	—	—	—	—	—	(72,609)	(141,069)	(213,678)
Dividends on Class A common stock/Units, $1.04 per share	—	—	—	(30,223)	—	—	—	(30,223)
Foreign currency translation adjustment	—	—	—	—	(199)	—	—	(199)
Reallocation of equity	—	—	(2,229)	—	—	—	2,229	—
Balance as of December 31, 2022	295	853	63,939	14,230	(220)	309,677	257,545	646,319

See accompanying notes to consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Changes in Equity, continued
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2022	$295	$853	$63,939	$14,230	$(220)	$309,677	$257,545	$646,319
Net loss	—	—	—	(6,766)	—	(79,900)	(740)	(87,406)
Conversion of profits interest awards	13	—	1,844	—	—	—	—	1,857
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	49	(47)	(2,669)	—	—	—	—	(2,667)
Fair value of non-controlling interest in acquired business	—	—	—	—	—	84,234	—	84,234
Capital contributions from non-controlling interests	—	—	—	—	—	17,877	—	17,877
Share-based compensation, net of forfeitures	21	—	18,176	—	—	1,219	21,412	40,828
Distributions	—	—	—	—	—	(41,853)	(91,996)	(133,849)
Dividends on Class A Common Stock/Units, $0.66 per share	—	—	—	(21,929)	—	—	—	(21,929)
Foreign currency translation adjustment	—	—	—	—	84	—	—	84
Reallocation of equity	—	—	7,040	—	—	—	(7,040)	—
Balance as of December 31, 2023	$378	$806	$88,330	$(14,465)	$(136)	$291,254	$179,181	$545,348

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(87,406)	$272,370	$408,627
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,360	2,936	2,830
Amortization of financing costs and debt discount and premium	1,711	861	523
Share-based compensation	40,828	32,144	21,508
Equity in income of investments	10,786	(1,988)	(8,811)
Changes in unrealized gain (loss) on General Partner Notes Payable	(3,755)	(2,362)	(595)
Non-cash lease amortization	94	(529)	(276)
Reserve for credit losses	8,671	—	—
Unrealized performance allocations	172,730	(115,175)	(248,647)
Unrealized accrued performance allocations compensation	(10,570)	24,870	31,069
Change in deferred income taxes	4,573	12,871	3,283
Changes in operating assets and liabilities:
Receivable from affiliates	1,203	(17,649)	(9,847)
Prepaid and other assets	(10,589)	1,128	(6,438)
Accounts payable and accrued expenses	10,160	10,983	4,488
Accrued payroll and benefits	19,049	536	3,487
Other liabilities	(85)	6,431	1,933
Insurance loss and self-insurance reserves	2,702	1,308	3,455
Accrued performance allocations compensation	(697)	864	912
Due to affiliates	(952)	(1,246)	1,723
Net cash provided by operating activities	174,813	228,353	209,224
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(68,465)	(83,344)	(14,096)
Proceeds from sale of investments	20,526	—	—
Distributions from investments	1,390	1,377	1,239
Sale of marketable securities	6,143	1,300	—
Issuance of notes receivable	(245,770)	(472,397)	(583,308)
Proceeds from collections on notes receivable	264,738	548,768	513,027
Purchase of tenant improvements, furniture and equipment	(2,408)	(3,228)	(1,121)
Deposits	—	730	(30,000)
Cash paid for acquisition, net of cash acquired	(319,364)	(15,089)	—
Net cash used in investing activities	(343,210)	(21,883)	(114,259)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	17,877	213	1,143
Distributions to members	—	—	(176,273)
Proceeds from issuance of common stock—IPO, net of underwriting discount and issuance costs	—	—	277,193
Purchase of membership interests in Operating Company	—	—	(158,063)
Proceeds from issuance of common stock—Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	—	18,188
Distributions to non-controlling interests	(133,849)	(213,678)	(73,175)
Repurchase of membership interests	—	—	(110)
Repayments of General Partner Notes Payable	(1,522)	(1,008)	(1,308)
Dividends paid on Class A common stock	(21,929)	(30,223)	(6,042)
Proceeds from revolving line of credit	436,000	50,000	135,800
Payments on revolving line of credit	(402,000)	(50,000)	(135,800)
Borrowings on private notes	150,000	150,000	—
Payments of deferred financing costs	(2,185)	(2,381)	—
Net cash provided by (used in) financing activities	42,392	(97,077)	(118,447)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(126,005)	109,393	(23,482)
Cash, cash equivalents and restricted cash - beginning of period	193,265	83,872	107,354
Cash, cash equivalents and restricted cash - end of period	$67,260	$193,265	$83,872
See accompanying notes to consolidated and combined financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated and Combined Statements of Cash Flows, continued
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,251	$9,288	$3,959
Cash paid for interest	23,483	6,200	7,968
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$8,883	$21,312	$—
Write down of right-of-use assets and lease liabilities for lease terminations	(4,308)	—	—
Origination of short-term loan receivable for prepaid acquisitions	—	40,000	—
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	16,417	(8,049)	—
Deferred tax effect from conversion of profits interests awards	1,747	—	—
Settlement of accrued performance allocations compensation liability with equity	—	—	14,247
Derecognition of Bridge Debt Strategies Fund GP LLC	—	—	2,337
Issuance of Class A Units for acquisition	—	14,930	—
Conversion of note receivable to equity interest investment	1,559	—	—
Non-controlling interest assumed in business combination	84,234	20,053	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$57,702	$183,576	$78,417
Restricted cash	9,558	9,689	5,455
Cash, cash equivalents, and restricted cash	$67,260	$193,265	$83,872

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Notes to Consolidated and Combined Financial Statements
1.    ORGANIZATION
Bridge Investment Group Holdings Inc. (“we,” “us,” “our,” the “Company” or “Bridge”) is a leading alternative investment manager, diversified across specialized asset classes. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success.
The Company was incorporated as a Delaware corporation on March 18, 2021, for the purpose of facilitating the Company’s initial public offering (“IPO”) and other related transactions in order to carry on the business of Bridge Investment Group Holdings LLC (formerly known as Bridge Investment Group LLC, or the “Operating Company”), and its wholly owned subsidiaries.
Following the Transactions (defined herein Note 1) and IPO, the Company became a holding company whose principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A common units (“Class A Units”) and 100% of the Class B common units (“Class B Units”) (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 16, “Income Taxes,” for additional information. As of December 31, 2023, the Company held approximately 28% of the economic interest in the Operating Company. To the extent the Operating Company’s other members exchange their Class A Units into our Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
The Operating Company is the controlling entity, through its wholly owned subsidiary Bridge Fund Management Holdings LLC, of the following investment manager entities, which we refer to collectively as the Fund Managers: Bridge Multifamily Fund Manager LLC, Bridge Seniors Housing Fund Manager LLC (“BSHM”), Bridge Debt Strategies Fund Manager LLC, Bridge Office Fund Manager LLC (“BOFM”), Bridge Development Fund Manager LLC, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Industrial Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, Bridge Single-Family Rental Fund Manager LLC, Bridge Renewable Energy Fund Manager LLC and Newbury Partners-Bridge LLC (together, the “Fund Managers”). The Fund Managers provide investment advisory services to multiple investment funds and other vehicles, including joint ventures, separately managed accounts and privately offered limited partnerships, including any parallel investment vehicles and feeder funds (collectively, the “funds”). Certain Fund Managers also provide real estate services to applicable funds. The Operating Company is entitled to a pro rata portion of the management fees earned by the Fund Managers based on its ownership in the Fund Managers, which ranges from 60% to 100%.
Each time we establish a new fund, we establish a new general partner for that fund (each, a “General Partner” and collectively the “Bridge GPs”) controlled by the Operating Company and, in some cases, by senior management of the applicable vertical. Under the terms of the fund operating agreements, the General Partners are entitled to performance fees from the funds once certain threshold returns are achieved for the limited partners.

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

Global markets are experiencing continued volatility driven by weakening U.S. fundamentals, rising geopolitical risks in Europe, ongoing economic uncertainty, softening growth in Asia, global supply chain disruptions, labor shortages, rising commodity prices, availability of debt financing in the capital markets, high inflation and increasing interest rates. As a result, management’s limited estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.
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
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the consolidated balance sheets as of December 31, 2023 and 2022, which are based on asset valuations one quarter in arrears.
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
Upon adoption of ASC 842, the Company recorded a right-of-use (“ROU”) asset and lease liability of approximately $13.7 million and $15.8 million, respectively, which represented the aggregate discounted amount of the Company’s minimum lease obligations as of the adoption date. Included in the ROU asset was approximately $2.1 million of deferred rent and lease incentives, which was reclassified from other liabilities upon adoption of ASC 842.

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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of December 31, 2023 and 2022, the Company had goodwill of $233.6 million and $56.0 million, respectively.
The Company performs its annual goodwill impairment test using a qualitative and, if necessary, a quantitative approach as of October 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed its annual goodwill impairment assessment as of October 1, 2023, and determined that there was no impairment of goodwill.

The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of December 31, 2023, there were no indicators of goodwill impairment.
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
Tax Receivable Agreement — In connection with the IPO, the Company entered into a TRA with the Operating Company and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) increases in the Company’s allocable share of the tax basis of the Operating Company’s assets resulting from (a) the Company’s purchase of Class A Units directly from the Operating Company and the partial redemption of Class A Units by the Operating Company in connection with the IPO, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of Class A Units for our Class A common stock or cash and (c) certain distributions (or deemed distributions) by the Operating Company; (2) the Company’s allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units (including in connection with the IPO), which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by the Company and (3) certain additional tax benefits arising from payments made under the TRA, including as the result of incremental value to the Company from strategic acquisitions. The Company will retain the benefit of the remaining 15% of these net cash tax savings under the TRA.
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
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which has subsequently been amended. The amended guidance requires a company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Prior to ASU 2016-13, GAAP required an “incurred loss” methodology that delayed recognition until it was probable a loss had been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected and the income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. Financial instruments measured at fair value are not within the scope of this guidance. The guidance was effective for the Company on January 1, 2023, and was adopted using a modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements of the Company.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the enhanced disclosure requirements; however, it does not anticipate a material change to the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires a public entity to disclose in its rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the enhanced disclosure requirements; however, it does not anticipate a material change to the consolidated financial statements.

3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies.” The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
FUND MANAGEMENT FEES	2023	2022	2021
Funds	$224,625	$214,816	$150,418
Joint ventures and separately managed accounts	5,947	6,768	5,510
Total fund management fees	$230,572	$221,584	$155,928

	Year Ended December 31,
PROPERTY MANAGEMENT AND LEASING FEES	2023	2022	2021
Multifamily	$28,053	$24,680	$17,955
Seniors Housing	26,264	27,808	25,560
Office	13,492	15,014	26,139
Single-Family Rental	9,895	8,708	—
Total property management and leasing fees	$77,704	$76,210	$69,654

	Year Ended December 31,
CONSTRUCTION MANAGEMENT FEES	2023	2022	2021
Multifamily	$7,568	$8,138	$4,925
Office	2,949	2,157	2,969
Seniors Housing	695	364	398
Logistics	313	197	—
Other	82	117	—
Total construction management fees	$11,607	$10,973	$8,292

	Year Ended December 31,
TRANSACTION FEES	2023	2022	2021
Acquisition fees	$11,274	$41,833	$60,834
Brokerage fees	9,192	14,372	14,239
Total transaction fees	$20,466	$56,205	$75,073
For the years ended December 31, 2023, 2022, and 2021 no individual client represented 10% or more of the Company’s total reported revenues and substantially all of the Company’s revenue was derived from operations in the United States.
As of December 31, 2023 and 2022, the Company had $19.4 million and $8.7 million, respectively, of deferred revenues, which is included in other liabilities in the consolidated balance sheets for the periods then ended. During the year ended December 31, 2023, the Company recognized $7.9 million as revenue from amounts included in the deferred revenue balance as of December 31, 2022. The Company expects to recognize deferred revenues within a year of the balance sheet date.

As of and for the year ended December 31, 2023, the Company recognized a credit loss reserve of $8.7 million primarily related to receivables from Bridge Office Fund I LP (“BOF I”), and certain related joint ventures. Of the $8.7 million credit loss recognized during the year ended December 31, 2023, $6.6 million is presented as a contra revenue in fund management fees and $2.1 million is included in general and administrative expenses on the consolidated statement of operations for the period then ended. The credit loss reserve was the result of unfavorable market conditions in the office sector, including the lack of available debt and equity financing and illiquidity of these assets. There were no other material receivables considered not collectible as of December 31, 2022.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of December 31, 2023 and 2022, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023:
Common shares in publicly traded company	$152	$—	$(17)	$135
Exchange traded funds	2,835	8	—	2,843
Mutual funds	16,793	95	(28)	16,860
Total marketable securities	$19,780	$103	$(45)	$19,838

December 31, 2022:
Common shares in publicly traded company	$132	$—	$(46)	$86
Exchange traded funds	2,171	—	(54)	2,117
Mutual funds	12,884	—	(473)	12,411
Total marketable securities	$15,187	$—	$(573)	$14,614

5.    INVESTMENTS
The Company has interests in 186 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of real estate. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	December 31, 2023	December 31, 2022
Accrued performance allocations(1)	$381,993	$554,723

Other investments:
Partnership interests in Company-sponsored funds(2)	177,718	65,289
Investments in third-party partnerships(3)	13,917	11,798
Other(4)	12,026	8,369
Total other investments	$203,661	$85,456
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
(3)Investments in limited partnership interests in third-party private property technology venture capital firms are valued using NAV of the respective vehicle.
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
The Company recognized (loss) income related to its accrued performance allocations and other investments of $(138.0) million, $188.7 million and $339.0 million for the years ended December 31, 2023, 2022, and 2021, respectively, of which $(131.6) million, $184.5 million, and $329.6 million for years ended December 31, 2023, 2022 and 2021, respectively, related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of December 31, 2023 and 2022, $55.5 million and $66.8 million, respectively, were payable to affiliates and are included in accrued performance allocations compensation in the consolidated balance sheets as of the periods then ended.
Fair value of the accrued performance allocations is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis. As a result, any changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts. These changes in market conditions are expected to have a 12% to 17% reduction in our accrued performance allocations during the first quarter of 2024.

The Company evaluates each of its equity method investments, excluding accrued performance allocations, to determine if any were significant as defined by the SEC. As of December 31, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
6.    NOTES RECEIVABLES FROM AFFILIATES
As of December 31, 2023 and 2022, the Company had the following notes receivable from affiliates outstanding (in thousands):

	December 31,
	2023	2022
Bridge Single-Family Rental Fund IV	$13,624	$40,566
Bridge Office Fund II	13,000	11,000
Bridge Office Holdings LLC	15,000	6,500
Bridge Debt Strategies Fund II	—	5,000
Total short-term notes receivables from affiliates	$41,624	$63,066

Notes receivables from employees	6,651	4,178
Total notes receivable from affiliates	$48,275	$67,244
Interest on the short-term notes receivables from affiliates accrues at a weighted average fixed rate of 4.828% and 4.820% per annum as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had approximately $1.3 million and $0.4 million, respectively, of interest receivable outstanding, which is included in receivables from affiliates in the accompanying consolidated balance sheets for the periods then ended. As of December 31, 2023 and 2022, the Company determined any reserve for credit losses related to our short-term notes receivables from affiliates were immaterial. In making this determination management considered various factors, including the impact of challenged debt and equity capital markets that have persisted throughout 2022 and 2023, which have been particularly unfavorable in the office sector. Management considered the impact of market conditions on the estimated fair values of the underlying assets, and determined the estimated fair values were sufficient to recover the corresponding notes receivables as of December 31, 2023. Management will continue to monitor the short-term notes receivables from affiliates for potential credit losses as facts and circumstances change.
During the years ended December 31, 2023 and 2022, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers, which were primarily used to invest in the Company or the Operating Company. As of December 31, 2023 and 2022, the aggregate outstanding principal amount outstanding was $6.7 million and $4.2 million, respectively. These employee notes receivables have staggered maturity dates beginning in 2024. Certain employee loans are interest-only for the first two years after origination. The employee notes receivables accrued interest at a weighted-average rate of 5.046% and 4.025% per annum as of December 31, 2023 and 2022, respectively.
7.    FAIR VALUE MEASUREMENTS
Equity Securities. Equity securities traded on a national securities exchange are stated at the last reported sales price as of the consolidated balance sheet dates, December 31, 2023 and 2022. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the consolidated balance sheet dates, December 31, 2023 and 2022. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the consolidated balance sheet dates, December 31, 2023 and 2022. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.

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
The following table presents assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
December 31, 2023
Assets:
Common shares in publicly traded company	$135	$—	$—	$—	$135
Exchange traded funds	2,843	—	—	—	2,843
Mutual funds	16,860	—	—	—	16,860
Accrued performance allocations	—	—	—	381,993	381,993
Partnership interests	—	—	—	191,635	191,635
Other investments	—	—	12,026	—	12,026
Total assets at fair value	$19,838	$—	$12,026	$573,628	$605,492

Liabilities:
General Partner Notes Payable	$—	$—	$—	$3,355	$3,355

December 31, 2022
Assets:
Common shares in publicly traded company	$86	$—	$—	$—	$86
Exchange traded funds	2,117	—	—	—	2,117
Mutual funds	12,411	—	—	—	12,411
Accrued performance allocations	—	—	—	554,723	554,723
Partnership interests	—	—	—	77,087	77,087
Other investments	—	—	8,369	—	8,369
Total assets at fair value	$14,614	$—	$8,369	$631,810	$654,793

Liabilities:
General Partner Notes Payable	$—	$—	$—	$8,633	$8,633

The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2021	$4,321
Purchases	4,048
Balance as of December 31, 2022	$8,369
Conversion of note receivable	1,559
Contribution of warehoused investments to managed funds	(3,117)
Purchases	5,215
Balance as of December 31, 2023	$12,026
Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
December 31, 2023:
Accrued performance allocations	$381,993	N/A

Partnership interests:
Company-sponsored open-end fund	$46,530	$—
Company-sponsored closed-end funds	131,188	7,662
Third-party closed-end funds	13,917	7,955
Total partnership interests	$191,635	$15,617

December 31, 2022:
Accrued performance allocations	$554,723	N/A

Partnership interests:
Company-sponsored open-end fund	$26,169	$20,755
Company-sponsored closed-end funds	39,120	3,763
Third-party closed-end funds	11,798	5,569
Total partnership interests	$77,087	$30,087
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

	Level 1	Level 2	Level 3	Total	Carrying Value
As of December 31, 2023:
Notes payable (private notes)	$—	$—	$423,263	$423,263	$450,000

As of December 31, 2022:
Notes payable (private notes)	$—	$—	$270,270	$270,270	$300,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. As of December 31, 2023, the discount rate range used in determining the fair value of the private notes was between 5.92% and 8.11%. An increase in market interest rates would decrease the estimated fair value of the private notes.
8.     INTANGIBLE ASSETS
The Company amortizes its intangible assets from its business combinations over 4 to 14 years. Amortization is based on the pattern in which the estimated economic benefits of the intangible asset will be consumed. The Company evaluates the recoverability of its intangible assets periodically if there is a triggering event.
Summarized below are the carrying values for the major classes of intangible assets as of December 31, 2023 and 2022 (in thousands):

	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2023:
Trade name	9.7 years	$3,150	$(300)	$2,850
Customer list	14 years	48,000	(2,571)	45,429
Management contracts	9 years	110,258	(18,339)	91,919
Total		$161,408	$(21,210)	$140,198

As of December 31, 2022:
Trade name	4 years	$150	$(38)	$112
Management contracts	7 years	12,258	(7,476)	4,782
Total		$12,408	$(7,514)	$4,894
The amortization expense for these intangible assets was $13.8 million, $1.9 million, and $1.5 million for years ended December 31, 2023, 2022, and 2021 respectively.

The following schedule presents the estimated intangible asset amortization for the following five years commencing on January 1, 2024 (in thousands):

2024	$17,059
2025	16,342
2026	16,305
2027	14,692
2028	14,227
Thereafter	61,573
Total	$140,198
9.    BUSINESS COMBINATION AND GOODWILL
Acquisition of Newbury Partners LLC
On March 31, 2023 (the “Acquisition Date”), affiliates of Bridge closed an acquisition to purchase substantially all of the assets of Newbury Partners LLC (“Newbury”), a Delaware limited liability company, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Operating Company, Newbury Partners-Bridge LLC, a Delaware limited liability company (an indirect wholly owned subsidiary of the Operating Company, the “Buyer”), Newbury, Richard Lichter and RLP Navigator LLC, a Delaware limited liability company (collectively, the “Newbury Holders”). Bridge acquired substantially all of Newbury’s assets and assumed certain of Newbury’s liabilities for total consideration of $320.1 million paid in cash, subject to certain purchase price adjustments as set forth in the Asset Purchase Agreement (the “Newbury Acquisition”).
Subsequent to the Acquisition Date, the Company made certain measurement period adjustments to equity method investments acquired from Newbury in order to reflect asset valuations as of the Acquisition Date and to reflect deferred revenue for actual fund management fees collected, which included the related adjustments to non-controlling interest and goodwill. As of December 31, 2023, the estimated fair values and allocation of consideration are preliminary as the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these provisional values may be subject to adjustment during the measurement period, not to exceed one year from the Acquisition Date, based upon new information obtained about facts and circumstances that existed at the time of closing (in thousands).

Consideration
Cash	$319,364
Liabilities assumed	736
Total consideration	$320,100

Assets acquired and liabilities assumed
Net tangible acquired assets		$77,732
Trade name(1)		3,000
Client relationship(1)		48,000
Management contracts(1)		98,000
Fair value of net identifiable assets acquired		$226,732
Non-controlling interest(1)		(84,234)
Goodwill(1)		177,602
Total assets acquired and liabilities assumed, net		$320,100
(1)The fair value was determined using Level 3 assumptions.

In connection with the Newbury Acquisition, the Company expensed transaction costs of $3.6 million, which is included in general and administrative expenses on the condensed consolidated statement of operations for the year ended December 31, 2023.
In connection with the Newbury Acquisition, the Company allocated $98.0 million, $48.0 million, and $3.0 million of the purchase price to the fair value of management contracts, client relationships and trade name, respectively. The fair value of management contracts was estimated based upon estimated net cash flows generated from those contracts, discounted at 16.0%, with remaining lives estimated between 4 and 10 years for fund management contracts. The fair value of client relationships was estimated based upon estimated net cash flows expected to be generated under future management contracts, discounted at 22.0%, with a remaining estimated useful life of 14 years. The trade name was valued using a relief-from-royalty method, based on estimated savings from an avoided royalty rate of 1.0% on expected revenue discounted at 21.0%, with an estimated useful life of 10 years.
The carrying value of goodwill associated with Newbury was $177.6 million as of the Acquisition Date and is attributable to expected synergies and the assembled workforce of Newbury.
As part of the Newbury Acquisition, approximately $0.7 million of liabilities were assumed by the Operating Company as part of the total consideration. As of December 31, 2023, $0.5 million of the assumed liabilities remained outstanding, which is included in accrued compensation and benefits on the condensed consolidated balance sheet for the period then ended.
Unaudited supplemental information on a pro forma basis, as if the Newbury Acquisition had been consummated on January 1, 2022, is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Total revenues and investment (loss) income	$270,328	$638,606
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	(9,068)	24,724
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

Included in the pro forma financial information for the year ended December 31, 2023 is $3.6 million and $4.6 million of transaction costs incurred by the Company and Newbury, respectively. There were no transaction costs incurred for the year ended December 31, 2022.
Acquisition of Gorelick Brothers Capital
On January 31, 2022, the Company acquired certain assets of Gorelick Brother Capital (“GBC”), including a 60% interest in GBC’s asset and property management business (the “GBC Acquisition”). The 60% interest in GBC’s asset and property management business was acquired by the Operating Company for consideration of $30.0 million (total implied value of $50.0 million) with 50% paid in cash and 50% with 694,412 Class A Units of the Operating Company, which was based on a 15-day average of the Company’s closing stock price prior to the closing of the transaction. Upon consummation of the GBC Acquisition, (i) the GBC team and Bridge launched a single-family rental (“SFR”) strategy on the Bridge platform, (ii) Bridge and the former key principals of GBC formed and jointly own a new SFR investment manager within Bridge, and (iii) Bridge and the former GBC principals completed a $660.0 million recapitalization of a portfolio comprising more than 2,700 homes in 14 markets, concentrated in the Sunbelt and certain Midwest markets of the United States. The Operating Company now indirectly owns a 60% majority of the newly created investment manager, and the former principals of GBC own the remaining 40%.
A majority of the fair value of the purchase consideration was attributed to goodwill, with synergies expected to accrue from the vertically integrated Bridge SFR investment strategy. As part of the GBC Acquisition, approximately $1.0 million of liabilities were assumed by the Operating Company as consideration for the purchase price. As of December 31, 2023, the assumed liabilities assumed had been paid. The number of Class A Units of the Operating Company that were transferred to GBC as a portion of the total consideration was based on an average closing price of the Company’s Class A common stock from January 13, 2022 through January 27, 2022. Class A Units of the Operating Company are exchangeable on a one-for-one basis with our Class A common stock, subject to certain conditions.
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
In connection with the GBC Acquisition, the Company expensed the closing costs during the period in which they were incurred, which is included in general and administrative expenses on the consolidated statement of operations for the period then ended.

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
The remaining $9.8 million of goodwill as of December 31, 2023 was related to the acquisitions of BPM and Bridge Acquisitions, Asset Management, and Dispositions LLC (“BAA&D”) in 2012, and Bridge Commercial Real Estate LLC (“BCRE”) and affiliated companies in 2016.
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
For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through December 31, 2023. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of December 31, 2023 and 2022, the Company had reserved $12.7 and $9.4 million, respectively.
The table below summarizes BIGRM's losses incurred during the years ended December 31, 2023, 2022, and 2021 as well as rollforwards of the loss reserve liability for each of the respective periods then ended (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance as of beginning of year	$9,445	$8,086	$4,436
Losses incurred, related to:
Current year	9,915	7,034	8,387
Prior years	512	(935)	(569)
Total incurred	10,427	6,099	7,818

Losses paid, related to:
Current year	(1,529)	(786)	(2,012)
Prior years	(5,659)	(3,954)	(2,156)
Total paid	(7,188)	(4,740)	(4,168)
Balance as of end of year	$12,684	$9,445	$8,086

11.    SELF-INSURANCE RESERVES
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $0.2 million per individual per year and a maximum claim liability of $18.0 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of December 31, 2023 and 2022, the Company had reserved $2.6 million and $2.3 million, respectively.
Property and Casualty Reserves — As part of its property management business, the Company arranges for property and casualty risk management for the properties and entities affiliated with the Company (the “Insurance Program”). The Company uses a broker to arrange for insurers to provide coverage deemed necessary by management and required by lenders or property owners. Under the terms of the risk management program, each property has a $25,000 deductible for property and casualty claims for insured events. Insured property losses in excess of $25,000 for multifamily properties and $250,000 of commercial office properties are self-insured or fully insured as described below.
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. As of December 31, 2023, the Company’s SIR includes a layer of losses that the Company is responsible for satisfying after the properties have met their $25,000 deductible for each claim. That layer covers losses between $25,000 and $250,000, with an annual aggregate limit of $1.5 million. All multifamily and SFR losses above $250,000 are fully insured. For seniors housing properties, all losses are fully insured after the $250,000 deductible has been met. For commercial office, logistics and net lease properties, all losses are fully insured after the $50,000 deductible has been met. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover the following: 100% of the $5.0 million layer above the multifamily deductible and SIR. All losses above $5.0 million are fully insured by multiple outside insurance carriers. Effective June 20, 2023 the per-occurrence limit for any single loss is $1.5 million with the annual aggregate limit increasing from $3.0 million to $5.0 million. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $25,000/$50,000 deductibles and SIR of $250,000 for multifamily properties as outlined above.
On June 20, 2020, the Company added a general liability retention with a per occurrence limit of $2.0 million subject to an annual aggregate limit of $10.0 million, which was increased on June 20, 2021 to a per-occurrence limit of $5.0 million subject to an annual aggregate limit of $10.0 million. Any insurance claims above these limits are fully insured by multiple outside insurance carriers. As of December 31, 2023 and 2022, the Company had reserved $0.3 million and $1.1 million, respectively.
As of December 31, 2023 and 2022, the total self-insurance reserve liability was $2.9 million and $3.5 million, respectively.

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

		Fair Value
	Commitment	December 31, 2023	December 31, 2022
Bridge Seniors Housing Fund I	$4,775	$3,263	$4,319
Bridge Multifamily Fund III	9,300	92	4,314
Total	$14,075	$3,355	$8,633
The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund. During the years ended December 31, 2023, 2022, and 2021, the Company incurred $0.7 million, $2.1 million, and $2.2 million, respectively, of interest expense related to distributions during the periods then ended.
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
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.50% to 3.00% over the Term Secured Overnight Financing Rate (“SOFR”) as determined by the Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.75% to 2.25% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.20%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreement, but the Credit Facility requires paydown at least once annually or if the aggregate commitments exceed certain thresholds for an extended period of time.
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
As of December 31, 2023, the outstanding balance on the Credit Facility was $34.0 million, with an interest rate in effect of approximately 7.51%. During the years ended December 31, 2023 and 2022, the Company incurred interest expense of approximately $5.3 million and $0.1 million, respectively, and unused commitment fees of $0.4 million and $0.1 million, respectively.
Debt issuance costs related to the Credit Facility are included in other assets in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company was in full compliance with all debt covenants.
14.    NOTES PAYABLE
On July 22, 2020, the Operating Company entered into a $150.0 million note purchase agreement, pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $75.0 million of 3.90% notes with a 5-year term maturing on July 22, 2025 and $75.0 million of 4.15% notes with a 7-year term maturing on July 22, 2027 (the “2020 Private Placement Notes”).
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
On February 13, 2023, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $120.0 million of 5.99% notes with a 7-year term maturing on March 29, 2030 and $30.0 million of 6.10% notes with a 10-year term maturing on March 29, 2033 (the “2023 Private Placement Notes” and together with the 2020 Private Placement Notes and 2022 Private Placement Notes, the “Private Placement Notes”). The 2023 Private Placement Notes closed in connection with the closing of the Newbury Acquisition.
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
As of December 31, 2023 and 2022, unamortized deferred financing costs were $3.4 million and $2.7 million, respectively, and the net carrying value of the Private Placement Notes was $446.6 million and $297.3 million, respectively. As of December 31, 2023, the Company was in full compliance with all debt covenants.

The following table presents scheduled principal payments of the Private Placement Notes as of December 31, 2023 (in thousands):

2025	$75,000
2026	—
2027	75,000
2028	—
Thereafter	300,000
Total	$450,000
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the Private Placement Notes are recorded as a reduction of the corresponding debt obligation. All debt issuance costs are amortized over the remaining term of the related obligation.
The following table presents the activity of the Company’s debt issuance costs for the years ended December 31, 2023 and 2022, respectively (in thousands):

Unamortized debt issuance costs as of December 31, 2021	$1,858
Debt issuance costs incurred	1,324
Amortization of debt issuance costs	(476)
Unamortized debt issuance costs as of December 31, 2022	$2,706
Debt issuance costs incurred	1,362
Amortization of debt issuance costs	(665)
Unamortized debt issuance costs as of December 31, 2023	$3,403
During the years ended December 31, 2023, 2022, and 2021, interest expense was $20.4 million, $9.6 million, and $6.1 million, respectively.
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

The following tables summarize realized gains (losses) on investments and other financial instruments for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(1,569)	$(7,197)	$(8,766)
Investment in third-party partnerships	(455)	(70)	(525)
General Partner Notes Payable	(605)	3,570	2,965
Total realized and unrealized gains (losses)	$(2,629)	$(3,697)	$(6,326)

	Year Ended December 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$2,704	$(1,628)	$1,076
Investment in third-party partnerships	(414)	1,764	1,350
General Partner Notes Payable	(2,331)	4,693	2,362
Total realized and unrealized gains (losses)	$(41)	$4,829	$4,788
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
The components of income tax expense attributable to Bridge Investment Group Holdings Inc., including subsidiaries BIGRM and BPM, for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income taxes:
Federal	$2,462	$6,342	$2,887
State	1,247	2,982	1,300
Deferred income taxes:
Federal	3,190	9,385	4,970
State	(772)	3,486	(895)
Total income taxes	$6,127	$22,195	$8,262
In connection with the exchanges of Operating Company interests for Class A common stock by the Original Equity Owners in July and August 2021, the Company’s ownership in the Operating Company increased, which resulted in a deferred tax asset in the amount of $59.0 million as of December 31, 2021. Additionally, in connection with the exchange transactions the Company recorded a corresponding TRA liability, which was $46.1 million as of December 31, 2021, representing 85% of the incremental net cash tax savings for the Company due to the exchanging Original Equity Owners.

During the years ended December 31, 2023 and 2022, certain Original Equity Owners exchanged a portion of their Class A Units for our Class A common stock, which also resulted in a redemption of the corresponding Class B common stock. As a result of the exchange, the deferred income tax asset increased with a corresponding increase in the TRA liability for 85% of the incremental net cash tax savings. As of December 31, 2023 and 2022, the deferred tax asset related to the TRA was $67.0 million and $53.9 million, respectively, and the TRA liability was $69.5 million and $52.0 million, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $2.1 million of expense, $1.2 million of income, and $1.7 million of expense, respectively, related to the change in the TRA liability, which is included in other (expense) income on the consolidated and combined statements of operations for the periods then ended.
The Company’s effective tax rate was (7.53)%, 7.53%, and 1.98% for the years ended December 31, 2023, 2022, and 2021, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal taxes prior to the Transactions and the IPO and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests. A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal tax at statutory rate	21.00%	21.00%	21.00%
State and local income tax (net of federal tax benefit)	(0.46)%	1.73%	0.37%
Income passed to non-controlling interests	(20.83)%	(17.44)%	(19.46)%
Change in deferred TRA tax assets	(4.70)%	—%	—%
Other	(2.54)%	2.24%	0.07%
Effective tax rate	(7.53)%	7.53%	1.98%
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
The net deferred income tax assets in the consolidated balance sheets include the following amounts of deferred income tax assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Deferred income tax assets:
Deferred TRA	$67,006	$53,915
Unrealized loss on securities	48	110
Loss reserve	469	348
Capital loss carryforward	14	14
Total deferred income tax assets	67,537	54,387
As of December 31, 2023, 2022 and 2021, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next 12 months. During the years ended December 31, 2023, 2022 and 2021 the Company did not recognize any interest or penalties related to unrecognized tax benefits.
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
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of each December 31, 2023 and 2022, there was $0.5 million of declared distributions that had not yet been distributed to Original Equity Owners.
Changes in Shareholders’ Equity and Non-Controlling Interests
Collapse of 2021 Profits Interests Awards
On July 1, 2023, certain of the Company’s 2021 profits interests awards were collapsed into 489,407 shares of Class A common stock and 2,429,453 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on Distributable Earnings attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests were held, and the market price of the Company’s Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to July 1, 2023; however, there was a corresponding increase in the number of outstanding Class A Units and shares of Class A common stock. The collapse of the 2021 profits interests awards was accounted for as a modification and therefore there was no change in the unamortized share-based compensation expense for the year ended December 31, 2023.
Collapse of 2020 Profits Interests Awards
On January 1, 2023, certain of the Company’s 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on distributable earnings attributable to the Operating Company, distributable earnings of the applicable subsidiary where such profits interests were held, and the market price of our Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to January 1, 2023; however, there was a corresponding increase in the number of outstanding Class A Units and shares of our Class A common stock. The collapse of the 2020 profits interests awards was partially accounted for as a modification and partially accounted for as cancellations. For the 2020 profits interests awards that were cancelled, the Company accelerated the recognition of the unamortized share-based compensation expense amounting to $0.3 million for the year ended December 31, 2023.

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
During the year ended December 31, 2023, 5,015,245 Class A Units were redeemed, with the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of December 31, 2023, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 236,037,892 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of December 31, 2023, 37,829,889 shares of our Class A common stock (including Restricted Stock) were outstanding, 80,618,708 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.

The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the years ended December 31, 2023 and 2022:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2021	22,742,137	2,417,662	86,672,305
Class A common stock issued - 2019 profits interests conversion	56,134	734,290	—
Class A common stock issued - unitholder conversions	1,387,162	—	(1,371,178)
Class A restricted common stock issued	—	2,269,349	—
Class A restricted common stock forfeited	—	(118,213)	—
Class A restricted common stock vested	299,152	(299,152)	—
Balance as of December 31, 2022	24,484,585	5,003,936	85,301,127
Class A common stock issued - 2020 and 2021 profits interests conversion	73,894	1,217,440	—
Class A common stock issued - unitholder conversions	5,015,245	—	(4,637,367)
Class A restricted common stock issued	—	2,426,034	—
Class A restricted common stock vested	699,789	(699,789)	—
Class A restricted common stock forfeited	—	(391,245)	—
Class B common stock forfeited	—	—	(45,052)
Balance as of December 31, 2023	30,273,513	7,556,376	80,618,708
Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the consolidated and combined statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the years ended December 31, 2023 and 2022, the Company declared and paid the following dividends on our Class A common stock (dollars in thousands, except per share amounts):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 10, 2023	March 24, 2023	$0.17	$5,541
June 2, 2023	June 16, 2023	0.15	4,850
September 1, 2023	September 15, 2023	0.17	5,805
December 1, 2023	December 15, 2023	0.17	5,733
		$0.66	$21,929

March 11, 2022	March 25, 2022	$0.21	$5,917
June 3, 2022	June 17, 2022	0.26	7,614
September 2, 2022	September 16, 2022	0.30	8,861
December 2, 2022	December 16, 2022	0.27	7,831
		$1.04	$30,223

Bridge Investment Group Holdings LLC
Prior to the IPO, the Operating Company had three classes of membership interests: (i) Class A; (ii) Class B-1; and (iii) Class B-2. Class A and Class B-1 represented the voting equity holders and Class B-2 represented profits interests awarded to employees of the Operating Company. Class B-1 and B-2 interests were issued as “profits interests,” pursuant to agreements entered into with certain employees during 2021, 2020, and 2019. At the time of issuance, the Class B-1 and B-2 interests had a capital account interest of zero. The holders of Class B-1 and B-2 interests were entitled to distributions in excess of the defined threshold per the respective award. The holders of Class B-2 interests did not have voting rights. As part of the Transactions, 5,063,980 shares of Class B-1 and Class B-2 interests were exchanged for Class A Units in the Operating Company on a one-for-one basis. As part of the Transactions, 97,463,981 new Class B Units were issued.
Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the year ended December 31, 2023, $41.9 million was distributed to non-controlling interests in the Operating Company and $92.0 million was distributed to non-controlling interest in the Company. During the year ended December 31, 2022, $72.6 million was distributed to the Operating Company’s members and $141.1 million was distributed to non-controlling interests in the Operating Company. During the year ended December 31, 2021, $43.5 million was distributed to the Operating Company’s members and $29.7 million was distributed to non-controlling interests in the Operating Company.
The Operating Company’s members’ capital interests are transferable; however, transfers are subject to obtaining the prior written consent of the Company, with certain exceptions for transfers to affiliated parties. Members’ liability is limited to the capital account balance. Distributions are reflected in the consolidated and combined statements of changes in equity when declared by the board of directors and consist of distributions to members and non-controlling interest holders.
As of December 31, 2023, the Company is the sole managing member of the Operating Company, and owns 37,829,889 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which represents 28% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.
The following table presents a reconciliation of the Operating Company’s Class A Units and Class B Units for the years ended December 31, 2023 and 2022:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2021	109,699,232	97,463,981
Issuance of Class A Units	14,760,227	—
Forfeiture of unvested Class A Units	(13,788)	—
Balance as of December 31, 2022	124,445,671	97,463,981
Issuance of Class A Units	5,772,268	—
Forfeiture of unvested Class A Units	(133,354)	—
Balance as of December 31, 2023	130,084,585	97,463,981
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

The following table summarizes the Company’s leases as of December 31, 2023 and 2022 (dollar amounts in thousands):

	December 31,
	2023	2022
Right-of-use assets, included in Other assets	$17,491	$15,260
Lease Liabilities, included in Other liabilities	$19,557	$17,490

Weighted-average remaining lease term (in years)	5.9	4.2
Weighted-average discount rate	4.82%	4.24%
The components of lease expense included in general and administrative expenses in the consolidated and combined statements of operations for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs	$4,562	$4,310
Variable lease costs	222	204
Total lease costs, included in general and administrative expenses	$4,784	$4,514

Cash paid for amounts included in the measurement of operating lease liabilities	$4,935	$4,410
Total rent expense for all of the Company’s office leases for the year ended December 31, 2021 was $4.4 million, net of lease incentive amortization of $0.3 million.
As of December 31, 2023, the maturities of operating lease liabilities were as follows (in thousands):

2024	$3,819
2025	4,274
2026	4,259
2027	3,813
2028	1,251
Thereafter	5,497
Total lease liabilities	22,913
Less: Imputed interest	(3,356)
Total operating lease liabilities	$19,557
Allocated Performance Income — Allocated performance income is affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates. Generally, if at the termination of a fund (and at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the applicable Bridge GP receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Bridge GP will be obligated to repay carried interest that was received by the Bridge GP in excess of the amounts to which the Bridge GP is entitled. This contingent obligation is reduced by income tax distributions paid, which may differ from the recognition of revenue. This contingent obligation is partially reimbursable to the Bridge GP by certain professionals who are recipients of applicable performance income awards. The general partner clawback obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.

As of December 31, 2023 and 2022, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $197.8 million and $177.7 million, respectively, of which $155.4 million and $141.4 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of December 31, 2023, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of December 31, 2023, the Company has guaranteed a $6.8 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of December 31, 2023, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.
Indemnifications and Other Guaranties — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the consolidated balance sheet as of December 31, 2023. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
The Company may incur contingent liabilities for claims that may be made against it in the future. The Company enters into contracts that contain a variety of representations, warranties and covenants. For example, the Company, and certain of the Company’s funds have provided non-recourse carve-out guaranties for fraud, willful misconduct and other customary wrongful acts, environmental indemnities, mechanics liens, completion guaranties and other performance guaranties, including completion guaranties, in connection with certain investment vehicles that the Company manages. The Company’s maximum exposure under these arrangements is currently unknown, and the Company’s liabilities for these matters would require a claim to be made against the Company in the future.
The Operating Company may provide guaranties to a lending institution for certain loans held by employees for investment in Bridge funds not to exceed $8.0 million. There were no outstanding loans guaranteed by the Operating Company under this program as of December 31, 2023.
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

The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $191.6 million and $77.1 million as of December 31, 2023 and 2022, respectively, which is included in other investments on the consolidated balance sheets for the periods then ended.
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
During the year ended December 31, 2023, the Company made a direct investment in Bridge Solar Energy Development Fund LP. Due to the timing of capital raising efforts, the Company’s equity interests in the fund was considered significant to the fund as of December 31, 2023, and as a result this fund was consolidated in the Company’s financial statements for the period then ended.
The assets of the Operating Company’s consolidated VIEs totaled $1,221.1 million and $1,099.5 million as of December 31, 2023 and 2022, respectively, while the liabilities of the consolidated VIEs totaled $681.7 million and $455.6 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.
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
Receivables from affiliates were comprised of the following (in thousands):

	December 31,
	2023	2022
Fees receivable from non-consolidated funds	$22,222	$31,712
Payments made on behalf of and amounts due from non-consolidated entities	22,148	22,092
Total receivables from affiliates	$44,370	$53,804

As of and for the year ended December 31, 2023, the Company recognized a credit loss of $8.7 million related to receivables from BOF I. Of the $8.7 million credit loss recognized during the year ended December 31, 2023, $6.6 million is presented as a contra revenue in fund management fees and $2.1 million is included in general and administrative expenses on the consolidated statement of operations for the period then ended. The credit loss was the result of unfavorable market conditions in the office sector, including the lack of available debt and equity financing and illiquidity of these assets. There were no other material receivables considered not collectible as of December 31, 2022.
Notes Receivables from Affiliates
As of December 31, 2023 and 2022, the Company had total notes receivables from affiliates of $48.3 million and $67.2 million, respectively. Refer to Note 6, “Notes Receivables from Affiliates” for additional information.
Due to Affiliates
As of December 31, 2023 and 2022, the Company had accrued $69.5 million and $52.0 million, respectively, due to affiliates in connection with the TRA, which was included in due to affiliates on the consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 16, “Income Taxes” for additional information.
21.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of our Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of our Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (including membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2023, the number of shares available under the 2021 Incentive Award Plan increased to 11,412,508. As of December 31, 2023, 4,596,040 shares remained available for future grants. Restricted Stock and RSUs are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.
The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the consolidated and combined statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the consolidated balance sheet. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. During the years ended December 31, 2023 and 2022, the Company reversed approximately $1.8 million and $0.4 million, respectively, of share-based compensation related to Restricted Stock and RSU forfeitures.
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

During the year ended December 31, 2023, 31,000 RSUs were issued at a weighted-average fair value per share of $12.05.
The following table summarizes Restricted Stock activity for the year ended December 31, 2023:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2022	5,013,796	$20.54
Issued	3,643,474	11.93
Vested	(699,789)	17.43
Forfeited	(401,105)	14.64
Balance as of December 31, 2023	7,556,376	$16.99
The total value at grant date of Restricted Stock and RSUs granted during the year ended December 31, 2023, was $43.5 million and $0.4 million, respectively. As of December 31, 2023, 7,556,376 shares of Restricted Stock and 87,651 RSUs were expected to vest with fair value of $73.9 million and $0.9 million, respectively.
As of December 31, 2023, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $57.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Profits Interests
The Operating Company issued profits interests in the Operating Company and certain Fund Managers in 2019, 2020, and 2021 to certain members of management to participate in the growth of the Operating Company and the respective Fund Managers. A holding company was formed for each of the Fund Managers to hold these profits interests. The holding company’s ownership equates from 5% to 40% of the related Fund Managers above a certain income and valuation threshold. The Operating Company issued two types of profits interests: (i) award shares and (ii) anti-dilutive shares. The fair value of these awards was determined using a Monte Carlo Valuation model. Each of the awards has an earnings threshold for distributions and equity appreciation. The grant date fair value of the profits interests awards are expensed over the vesting period. The award shares are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. The Operating Company also issued anti-dilutive awards to active partners. Since the anti-dilutive awards were fully vested, the Company recorded 100% of the fair value as share-based compensation in the year the anti-dilutive shares were granted. Certain of the 2019, 2020 and 2021 profits interests awards have been collapsed into shares of our Class A common stock and Class A Units, as further described in Note 17, “Shareholders’ Equity.”
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
On March 31, 2023, the Company issued profits interests in certain Fund Managers to certain members of management to participate in the growth of the respective Fund Managers (the “2023 profits interests”). Each of the 2023 profits interests awards have an earnings threshold for distributions. Certain of the 2023 profits interests were issued fully vested while certain of the 2023 profits interests are also subject to continued employment and graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversary of the vesting commencement date. The grant date fair value was determined to be $33.9 million using a Monte Carlo Valuation model, which will be expensed over the respective vesting periods. The following assumptions were used in the Monte Carlo simulation valuation:

Weighted Average
Risk free rate	3.6%
Volatility	40.0%
Expected cost of equity	16.8%
Discount rate	17.1%

If the recipient of profits interests awards ceases to be employed by the Company after the awards vest, the Company has the option to repurchase such profits interests at fair value. If the recipient ceases to be employed by the Company prior to vesting, the unvested portion of the recipient’s awards are forfeited.
As of December 31, 2023, the aggregate unrecognized compensation cost for all unvested profits interests awards was $29.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.
The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the consolidated and combined statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2023	2022	2021
Antidilutive profits interests awards	$—	$—	$13,609
Profits interests award shares	12,363	9,208	3,785
Restricted Stock and RSUs	28,465	22,936	4,114
Total share-based compensation	$40,828	$32,144	$21,508
As of December 31, 2023, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of December 31, 2023
	Total	Restricted Stock and RSUs	Profits Interests Awards
2024	38,418	27,774	10,644
2025	27,825	18,709	9,116
2026	14,821	8,869	5,952
2027	4,804	1,886	2,918
2028	562	6	556
Total	$86,430	$57,244	$29,186

22.    (LOSS) EARNINGS PER SHARE
Basic and diluted (loss) earnings per share of Class A common stock is presented only for the years ended December 31, 2023 and 2022 and for the period of July 16, 2021 through December 31, 2021. There were no shares of our Class A common stock outstanding prior to the Transactions and the IPO, therefore, no earnings per share information has been presented for any period prior to the date of the IPO. The following table presents our earning per share for the years ended December 31, 2023 and 2022 and for the period of July 16, 2021 through December 31, 2021 (in thousands, except per share amounts):

	Year Ended December 31,		July 16, 2021 through December 31, 2021
	2023	2022
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	$(6,766)	$27,269	$23,230
Less:
Income allocated to Restricted Stock and RSUs	—	—	(1,648)
Distributions on Restricted Stock and RSUs	(5,133)	(5,286)	(584)
Net (loss) income available to Class A common shareholders - basic and diluted	$(11,899)	$21,983	$20,998

Denominator:
Weighted-average shares of Class A common stock outstanding—basic and diluted	25,998,863	23,928,408	22,515,868
(Loss) earnings per share of Class A common stock—basic and diluted	$(0.46)	$0.92	$0.93
Basic earnings per share is calculated by dividing earnings available to our Class A common shareholders by the weighted-average number of our Class A common shares outstanding for the period. Restricted Stock and RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested Restricted Stock and RSUs have been excluded as applicable from earnings available to our Class A common stockholders used in basic and diluted earnings per share.
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
23.    SUBSEQUENT EVENTS
Notes Receivables from Affiliates
As of March 7, 2024, the Company had issued a short-term note receivable to Bridge Debt Strategies Fund V totaling $27 million.
Credit Facility
On February 28, 2024, the Company entered into an amendment to the Credit Agreement, which included among other things, a reduction in the total aggregate commitments under the Credit Facility from $225 million to $150 million, with the ability to increase aggregate commitments up to an additional $75 million, and extended the maturity date to June 2026.
As of March 7, 2024, the Company had made additional net draws of $49 million on its Credit Facility.

Dividends
In February 2024, Bridge declared a quarterly dividend of $0.07 per share of its Class A common stock, payable on March 22, 2024 to its Class A common stockholders of record at the close of business on March 8, 2024.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of a company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Because we are an “emerging growth company” under the JOBS Act, our independent public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
On October 16, 2023, Jonathan Slager, Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement, originally adopted on March 13, 2023. The trading arrangement was terminated during an open window period under the Company’s Insider Trading Compliance Policy. The trading arrangement was intended to satisfy the affirmative defense of Rule 10b5-1(c).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

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
(3)Exhibits
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.1
3.2	Amended and Restated Bylaws of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock	S-1/A	7/2/2021	4.1
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	3/18/2022	4.2
10.1	Amended and Restated Tax Receivable Agreement, effective January 1, 2022 by and among the Registrant, the Operating Company and each of the Members from time to time party thereto	10-Q	5/10/2022	10.1
10.2	Fifth Amended and Restated LLC Agreement of Bridge Investment Group Holdings LLC, dated July 16, 2021, by and among the Registrant and certain of its members	8-K	7/20/2021	10.4
10.3	Stockholders Agreement, dated July 16, 2021, by and among the Registrant and certain of its stockholders	8-K	7/20/2021	10.3
10.4	Registration Rights Agreement, dated July 16, 2021, by and among the Registrant and certain of its stockholders	8-K	7/20/2021	10.2
10.5#	2021 Incentive Award Plan of Bridge Investment Group Holdings Inc.	S-1/A	7/2/2021	10.5
10.6#	Non-Employee Director Compensation Program of Bridge Investment Group Holdings Inc.	S-1/A	7/2/2021	10.6
10.7#	Restricted Stock Award Agreement under the 2021 Incentive Award Plan, by and among the Registration and certain of its participants	S-1/A	7/2/2021	10.7
10.8#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Robert Morse	10-Q	11/9/2022	10.1
10.9#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Jonathan Slager	10-Q	11/9/2022	10.2
10.10#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Adam O’Farrell	10-Q	11/9/2022	10.3
10.11#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Dean Allara	10-Q	11/9/2022	10.4
10.12	Form of Indemnification and Advancement Agreement between Bridge Investment Group Holdings Inc. and its directors and officers	S-1/A	7/2/2021	10.12
10.13	Bridge Investment Group Holdings Inc. Policy for Recovery of Erroneously Awarded Compensation				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.SCH	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.CAL	Inline XBRL Taxonomy Extension Schema Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: March 7, 2024	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2024.

/s/ Jonathan Slager	/s/ Katherine Elsnab
Jonathan Slager	Katherine Elsnab
Chief Executive Officer, Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Garrett Behling	/s/ Robert Morse
Garrett Behling	Robert Morse
Chief Accounting Officer	Executive Chairman, Director
(Principal Accounting Officer)

/s/ Adam O’Farrell	/s/ Dean Allara
Adam O’Farrell	Dean Allara
Chief Operating Officer, Director	Vice Chairman, Director

/s/ Debra Martin Chase	/s/ Deborah Hopkins
Debra Martin Chase	Deborah Hopkins
Director	Director

/s/ Chad Leat
Chad Leat
Director