Form 10-Q
period 2024-03-31
Bridge Investment Group Holdings Inc.
filed 2024-05-09
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, the registrant had 41,627,094 shares of Class A common stock ($0.01 par value per share) outstanding and 79,358,075 shares of Class B common stock ($0.01 par value per share) outstanding.

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
These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including those described in Part II, Item 1A, “Risk Factors” of this report and Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024.
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
◦BLP Dawes Developer GP LLC (“BLPDD GP”)
◦Bridge Agency MBS Fund GP LLC (“BAMBS GP”)
◦Bridge Debt Strategies Fund II GP LLC (“BDS II GP”)
◦Bridge Debt Strategies Fund III GP LLC (“BDS III GP”)
◦Bridge Debt Strategies Fund IV GP LLC (“BDS IV GP”)
◦Bridge Debt Strategies Fund V GP LLC (“BDS V GP”)
◦Bridge Logistics Developer GP LLC (“BLD GP”)
◦Bridge Logistics U.S. Venture I GP LLC (“BLV I GP”)
◦Bridge Logistics Value Fund II GP LLC (“BLV II GP”)
◦Bridge Multifamily CV GP LLC (“BMF CV GP”)
◦Bridge Multifamily Fund IV GP LLC (“BMF IV GP”)
◦Bridge Multifamily Fund V GP LLC (“BMF V GP”)
◦Bridge Net Lease Income Fund GP LLC (“BNLI GP”)
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
◦Bridge Opportunity Zone Fund VI GP LLC (“BOZ VI GP”)
◦Bridge Seniors Housing & Medical Properties Fund GP LLC (“BSH I GP”)
◦Bridge Seniors Housing & Medical Properties Fund II GP LLC (“BSH II GP”)
◦Bridge Seniors Housing Fund III GP LLC (“BSH III GP”)
◦Bridge Single-Family Rental Fund IV GP LLC (“BSFR IV GP”)
◦Bridge Single-Family Rental Fund V GP LLC (“BSFR V GP”)
◦Bridge Solar Energy Development Fund GP LLC (“BSED GP”)
◦Bridge Workforce and Affordable Housing Fund GP LLC (“BWH I GP”)
◦Bridge Workforce and Affordable Housing Fund II GP LLC (“BWH II GP”)
◦Bridge Workforce and Affordable Housing Fund III GP LLC (“BWH III GP”)
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$61,966	$57,702
Restricted cash	10,344	9,558
Marketable securities, at fair value	20,107	19,838
Receivables from affiliates	45,890	44,370
Notes receivable from affiliates	43,143	48,275
Other assets	96,946	82,102
Other investments	186,139	203,661
Accrued performance allocations	320,323	381,993
Intangible assets, net	135,917	140,198
Goodwill	233,584	233,584
Deferred tax assets, net	70,192	67,537
Total assets	$1,224,551	$1,288,818
Liabilities and equity
Accrued performance allocations compensation	$56,626	$55,488
Accrued compensation and benefits	23,735	35,428
Accounts payable and accrued expenses	38,561	35,072
Due to affiliates	72,304	69,543
General Partner Notes Payable, at fair value	3,231	3,355
Insurance loss reserves	13,849	12,684
Self-insurance reserves and unearned premiums	3,990	2,917
Line of credit	15,500	34,000
Other liabilities	45,893	48,386
Notes payable	446,779	446,597
Total liabilities	$720,468	$743,470
Commitments and contingencies (Note 17)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized; 0 issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 40,981,924 and 37,829,889 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	410	378
Class B common stock, $0.01 par value, 236,037,892 authorized; 79,988,075 and 80,618,708 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	800	806
Additional paid-in capital	94,885	88,330
Accumulated deficit	(7,229)	(14,465)
Accumulated other comprehensive loss	(187)	(136)
Bridge Investment Group Holdings Inc. equity	88,679	74,913
Non-controlling interests in Bridge Investment Group Holdings LLC	249,759	291,254
Non-controlling interests in Bridge Investment Group Holdings Inc.	165,645	179,181
Total equity	504,083	545,348
Total liabilities and equity	$1,224,551	$1,288,818
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Fund management fees	$61,105	$53,849
Property management and leasing fees	19,937	19,899
Construction management fees	1,697	3,285
Development fees	831	335
Transaction fees	6,800	2,377
Fund administration fees	5,058	4,177
Insurance premiums	4,697	4,729
Other asset management and property income	2,665	2,797
Total revenues	102,790	91,448
Investment (loss) income:
Performance allocations:
Realized	12,969	3,162
Unrealized	(61,670)	(107,025)
Total investment loss	(48,701)	(103,863)
Expenses:
Employee compensation and benefits	62,840	51,178
Performance allocations compensation:
Realized	7,407	1,732
Unrealized	3,178	(14,670)
Loss and loss adjustment expenses	2,682	2,320
Third-party operating expenses	4,037	6,110
General and administrative expenses	11,349	13,893
Depreciation and amortization	5,437	1,093
Total expenses	96,930	61,656
Other (expense) income:
Realized and unrealized (losses) gains, net	(4,230)	1,487
Interest income	5,790	3,454
Interest expense	(7,365)	(4,145)
Total other (loss) income	(5,805)	796
Loss before provision for income taxes	(48,646)	(73,275)
Income tax benefit	11,846	5,844
Net loss	(36,800)	(67,431)
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(41,921)	(56,249)
Net income (loss) attributable to Bridge Investment Group Holdings LLC	5,121	(11,182)
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	(4,697)	(13,216)
Net income attributable to Bridge Investment Group Holdings Inc.	$9,818	$2,034
Earnings (loss) per share of Class A common stock (Note 21)
Basic	$0.24	$0.03
Diluted	$(0.05)	$(0.13)
Weighted-average shares of Class A common stock outstanding (Note 21)
Basic	31,342,979	25,068,319
Diluted	128,667,354	123,881,500
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023

Net loss	$(36,800)	$(67,431)
Other comprehensive (loss) income—foreign currency translation adjustments, net of tax	(51)	87
Total comprehensive loss	(36,851)	(67,344)
Less: comprehensive loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(41,921)	(56,249)
Comprehensive income (loss) attributable to Bridge Investment Group Holdings LLC	5,070	(11,095)
Less: comprehensive loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	(4,697)	(13,216)
Comprehensive income attributable to Bridge Investment Group Holdings Inc.	$9,767	$2,121
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2023	$378	$806	$88,330	$(14,465)	$(136)	$291,254	$179,181	$545,348
Net income (loss)	—	—	—	9,818	—	(41,921)	(4,697)	(36,800)
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	9	(6)	(129)	—	—	—	—	(126)
Capital contributions from non-controlling interests	—	—	—	—	—	4,995	—	4,995
Share-based compensation, net of forfeitures	23	—	5,474	—	—	181	6,132	11,810
Distributions	—	—	—	—	—	(6,150)	(10,694)	(16,844)
Dividends on Class A Common Stock/Units, $0.07 per share	—	—	—	(2,582)	—	—	—	(2,582)
Foreign currency translation adjustment	—	—	—	—	(51)	—	—	(51)
Reallocation of equity	—	—	1,210	—	—	1,400	(4,277)	(1,667)
Balance as of March 31, 2024	$410	$800	$94,885	$(7,229)	$(187)	$249,759	$165,645	$504,083

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2022	$295	$853	$63,939	$14,230	$(220)	$309,677	$257,545	$646,319
Net income (loss)	—	—	—	2,034	—	(56,249)	(13,216)	(67,431)
Conversion of 2020 profit interest awards	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	1	—	22	—	—	—	—	23
Fair value of non-controlling interest in acquired business	—	—	—	—	—	84,197	—	84,197
Share-based compensation, net of forfeitures	23	—	3,157	—	—	362	5,818	9,360
Capital contributions from non-controlling interests	—	—	—	—	—	11	—	11
Distributions	—	—	—	—	—	(1,412)	(24,016)	(25,428)
Dividends on Class A Common Stock/Units, $0.17 per share	—	—	—	(5,541)	—	—	—	(5,541)
Foreign currency translation adjustment	—	—	—	—	87	—	—	87
Reallocation of equity	—	—	5,994	—	—	—	(5,994)	—
Balance as of March 31, 2023	$327	$853	$73,104	$10,723	$(133)	$336,586	$220,137	$641,597
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,800)	$(67,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,437	1,093
Amortization of financing costs and debt discount and premium	510	208
Share-based compensation	11,810	9,360
Equity in income (loss) of investments	5,188	(464)
Changes in unrealized gain (loss) on General Partner Notes Payable	(124)	(943)
Non-cash lease amortization	229	(12)
Reserve for credit losses	295	—
Unrealized performance allocations	61,670	107,025
Unrealized accrued performance allocations compensation	3,178	(14,670)
Change in deferred income taxes	(22)	29
Changes in operating assets and liabilities:
Receivable from affiliates	(2,238)	(7,350)
Prepaid and other assets	(13,622)	(7,962)
Accounts payable and accrued expenses	3,422	(2,452)
Accrued payroll and benefits	(11,694)	(1,957)
Other liabilities	(2,351)	(2,681)
Insurance loss and self-insurance reserves	2,238	1,022
Accrued performance allocations compensation	(2,037)	—
Net cash provided by operating activities	25,089	12,815
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(6,743)	(5,909)
Proceeds from sale of investments	17,206	—
Distributions from investments	—	6
Sale of marketable securities	3	1,867
Issuance of notes receivable	(116,402)	(60,186)
Proceeds from collections on notes receivable	119,762	67,998
Purchase of tenant improvements, furniture and equipment	(113)	(408)
Cash paid for acquisition, net of cash acquired	—	(319,364)
Net cash provided by (used in) investing activities	13,713	(315,996)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	4,995	11
Distributions to non-controlling interests	(16,844)	(25,428)
Dividends paid on Class A common stock	(2,582)	(5,541)
Proceeds from revolving line of credit	123,000	150,000
Payments on revolving line of credit	(141,500)	(70,000)
Borrowings on private notes	—	150,000
Payments of deferred financing costs	(821)	(1,669)
Net cash (used in) provided by financing activities	(33,752)	197,373
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,050	(105,808)
Cash, cash equivalents and restricted cash - beginning of period	67,260	193,265
Cash, cash equivalents and restricted cash - end of period	$72,310	$87,457
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$305	$129
Cash paid for interest	12,318	6,806
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$649	$—
Write down of right-of-use assets and lease liabilities for lease terminations	—	(3,032)
Conversion of note receivable to equity interest investment	—	1,559
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	2,761	172
Non-controlling interest assumed in business combination	—	84,197
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$61,966	$77,508
Restricted cash	10,344	9,949
Cash, cash equivalents, and restricted cash	$72,310	$87,457

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
The Company’s principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A common units (“Class A Units”) and 100% of the Class B common units (“Class B Units”) (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 15, “Income Taxes,” for additional information. As of March 31, 2024, the Company held approximately 30% of the economic interest in the Operating Company. To the extent the Operating Company’s other members exchange their Class A Units into our Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated and combined financial statements included in its annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”).
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

Global markets are experiencing continued volatility driven by weakening U.S. fundamentals, rising geopolitical risks in Europe and the Middle East, softening growth in Asia, global supply chain disruptions, labor shortages, rising commodity prices, availability of debt financing in the capital markets, inflation concerns and high interest rates. As a result, management’s limited estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.
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
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the condensed consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, which are based on asset valuations one quarter in arrears.
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
Leases — The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company primarily enters into operating lease agreements, as the lessee, for office space and certain equipment. Operating leases are included in other assets and other liabilities in the condensed consolidated balance sheets. Certain leases include lease and non-lease components, which the Company accounts for separately. Lease right of use (“ROU”) assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Leases may include options to extend or terminate the lease which are included in the ROU assets and lease liability when they are reasonably certain of exercise. Lease ROU assets are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate based on information available at the inception date in determining the present value of future minimum lease payments. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the condensed consolidated statements of operations. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheets. Refer to Note 17, “Commitments and Contingencies” for additional information.
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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of March 31, 2024 and December 31, 2023, the Company had goodwill of $233.6 million.
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
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of March 31, 2024, there were no indicators of goodwill impairment.
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
Fund Management Fees — Fund management fees are generally based on a defined percentage of total commitments, invested capital or NAV of the investment portfolios managed by the Fund Managers. Following the expiration or termination of the investment period, the basis on which management fees are earned for certain closed-end funds and managed accounts, generally changes from committed capital to invested capital with no change in the management fee rate. The fees are generally based on a quarterly measurement period and amounts are paid in advance of recognizing revenue. Fund management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability. Fund management fees also include management fees for joint ventures and separately managed accounts. For Company-sponsored closed-end funds, the capital raising period is generally 18 to 24 months. The Fund Managers charge catch-up management fees to investors who subscribe in later closings in amounts equal to the fees they would have paid if they had been in the initial closing (plus interest as if the investor had subscribed in the initial closing). Catch-up management fees are recognized in the period in which the limited partner subscribes to the fund. Providing investment management services requires the Company to arrange for services on behalf of its customers. In those situations where the Company is acting as an agent on behalf of the investors of Bridge funds, it presents placement agent fees net against fund management fees.
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
Other Asset Management and Property Income — Other asset management and property income comprises, among other things, interest on catch-up management fees, fees related to in-house legal and tax professional fees, which is generally billed on an hourly rate to various funds and properties managed by affiliates of the Company, and other miscellaneous fees.

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
Employee Compensation and Benefits — Employee compensation and benefits include salaries, bonuses (including discretionary awards), related benefits, share-based compensation, and cost of processing payroll. Bonuses are accrued over the employment period to which they relate. Equity-classified awards granted to employees that have a service condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of profits interests awards is determined using a Monte Carlo valuation at date of grant or date of modification when applicable. The fair value of Restricted Stock Units (“RSUs”) and Restricted Stock Awards is determined using the Company's closing stock price on the grant date or date of modification. The Company recognizes compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 20, “Share-Based Compensation and Profits Interests,” for additional information.
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
Income Taxes — Prior to the IPO, other than our subsidiaries Bridge Investment Group Risk Management, Inc. (“BIGRM”) and Bridge PM, Inc. (“BPM”), the Operating Company and its subsidiaries were limited liability companies or limited partnerships and, as such, were not subject to income taxes and the individual owners of the Operating Company and its subsidiaries were required to report their distributive share of the Operating Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns. In preparation for the IPO, the Company was incorporated as a corporation for U.S. federal income tax purposes and from the IPO therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Operating Company.
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
Recently Issued Accounting Standards
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
In March 2024, the FASB issued ASU 2024-01, Scope Application of Profits Interest and Similar Awards (“ASU 2024-01). ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest or similar awards as compensation to employees or nonemployees in exchange for goods or services. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted and can be applied (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar award. The Company is currently evaluating the clarifications as outlined in ASU 2024-01 in relation to its outstanding profits interests awards; however, it does not anticipate a material change to the consolidated financial statements.
3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies”. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
FUND MANAGEMENT FEES	2024	2023
Funds	$58,947	$52,135
Joint ventures and separately managed accounts	2,158	1,714
Total fund management fees	$61,105	$53,849

	Three Months Ended March 31,
PROPERTY MANAGEMENT AND LEASING FEES	2024	2023
Multifamily	$7,489	$6,736
Seniors Housing	5,820	6,868
Office	4,056	3,895
Single-Family Rental	2,572	2,400
Total property management and leasing fees	$19,937	$19,899

	Three Months Ended March 31,
CONSTRUCTION MANAGEMENT FEES	2024	2023
Multifamily	$1,096	$2,236
Office	339	831
Seniors Housing	214	145
Other	48	73
Total construction management fees	$1,697	$3,285

	Three Months Ended March 31,
TRANSACTION FEES	2024	2023
Acquisition fees	$5,721	$173
Brokerage fees	1,079	2,204
Total transaction fees	$6,800	$2,377
For the three months ended March 31, 2024 and 2023, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of the Company’s revenue was derived from operations in the United States.
As of March 31, 2024 and December 31, 2023, the Company had $16.3 million and $19.4 million, respectively, of deferred revenues, which is included in other liabilities on the condensed consolidated balance sheets for the periods then ended. During the three months ended March 31, 2024, the Company recognized $15.2 million as revenue from amounts included in the deferred revenue balance as of December 31, 2023. The Company expects to recognize deferred revenues within a year of the balance sheet date.
For the three months ended March 31, 2024, the Company recognized a credit loss reserve of $1.8 million primarily related to receivables from Bridge Office Fund LP (“BOF I”), and certain related joint ventures. The majority of the $1.8 million credit loss recognized during the quarter was related to revenues recognized during the three months ended March 31, 2024, of which $1.7 million is presented as a contra revenue in fund management fees and $0.1 million is included in general and administrative expenses on the consolidated statement of operations for the period then ended. The credit loss reserve was the result of unfavorable market conditions in the office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. As of March 31, 2024 and December 31, 2023, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2024:
Common shares in publicly traded company	$152	$—	$(39)	$113
Exchange traded funds	2,940	22	—	2,962
Mutual funds	17,039	96	(103)	17,032
Total marketable securities	$20,131	$118	$(142)	$20,107

December 31, 2023
Common shares in publicly traded company	$152	$—	$(17)	$135
Exchange traded funds	2,835	8	—	2,843
Mutual funds	16,793	95	(28)	16,860
Total marketable securities	$19,780	$103	$(45)	$19,838

5.    INVESTMENTS
The Company has interests in 185 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of real estate, credit, renewable energy and secondaries. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	March 31, 2024	December 31, 2023
Accrued performance allocations(1)	$320,323	$381,993

Other investments:
Partnership interests in Company-sponsored funds(2)	160,750	177,718
Investments in third-party partnerships(3)	14,662	13,917
Other(4)	10,727	12,026
Total other investments	$186,139	$203,661
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
The Company recognized a loss related to its accrued performance allocations and other investments of $52.9 million and $102.4 million for the three months ended March 31, 2024 and 2023, respectively, of which $48.7 million and $103.9 million for three months ended March 31, 2024 and 2023, respectively, related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of March 31, 2024 and December 31, 2023, $56.6 million and $55.5 million, respectively, were payable to affiliates and are included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended.
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
The Company evaluates each of its equity method investments, excluding accrued performance allocations, to determine if any were significant as defined by the SEC. As of March 31, 2024 and December 31, 2023, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

6.    NOTES RECEIVABLE FROM AFFILIATES
As of March 31, 2024 and December 31, 2023, the Company had the following notes receivable from affiliates outstanding (in thousands):

	March 31, 2024	December 31, 2023
Bridge Single-Family Rental Fund IV	$8,624	$13,624
Bridge Office Fund II	13,000	13,000
Bridge Office Holdings LLC	15,000	15,000
Bridge Logistics U.S. Venture II	500	—
Total notes receivable from affiliates	$37,124	$41,624

Notes receivable from employees	6,019	6,651
Total notes receivable from affiliates	$43,143	$48,275
Interest on the notes receivable from affiliates accrued at a weighted-average fixed rate of 4.83% per annum as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had approximately $1.4 million and $1.3 million, respectively, of interest receivable outstanding, which is included in receivables from affiliates on the accompanying condensed consolidated balance sheets for the periods then ended. As of March 31, 2024 and December 31, 2023, the Company determined any reserve for credit losses related to our notes receivable from affiliates were immaterial. In making this determination management considered various factors, including the impact of challenged debt and equity capital markets that have persisted throughout 2023 and 2024, which have been particularly unfavorable in the office sector. Management considered the impact of market conditions on the estimated fair values of the underlying assets, and determined the estimated fair values were sufficient to recover the corresponding notes receivable as of March 31, 2024. Management will continue to monitor the notes receivable from affiliates for potential credit losses as facts and circumstances change.
During 2024 and 2023, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers, which were primarily used to invest in the Company or the Operating Company. As of March 31, 2024 and December 31, 2023, the aggregate outstanding principal amount outstanding was $6.0 million and $6.7 million, respectively. These employee notes receivable have staggered maturity dates beginning in 2024. Certain employee loans are interest-only for the first two years after origination. The employee notes receivable accrued interest at a weighted-average rate of 4.48% and 5.046% per annum as of March 31, 2024 and December 31, 2023, respectively.
7.    FAIR VALUE MEASUREMENTS
Equity Securities: Equity securities traded on a national securities exchange are stated at the last reported sales price as of the condensed consolidated balance sheet dates, March 31, 2024 and December 31, 2023. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the condensed consolidated balance sheet dates, March 31, 2024 and December 31, 2023. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the condensed consolidated balance sheet dates, March 31, 2024 and December 31, 2023. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
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
The following table presents assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
March 31, 2024
Assets:
Common shares in publicly traded company	$113	$—	$—	$—	$113
Exchange traded funds	2,962	—	—	—	2,962
Mutual funds	17,032	—	—	—	17,032
Accrued performance allocations	—	—	—	320,323	320,323
Partnership interests	—	—	—	175,412	175,412
Other investments	—	—	10,727	—	10,727
Total assets at fair value	$20,107	$—	$10,727	$495,735	$526,569

Liabilities:
General Partner Notes Payable	$—	$—	$—	$3,231	$3,231

December 31, 2023
Assets:
Common shares in publicly traded company	$135	$—	$—	$—	$135
Exchange traded funds	2,843	—	—	—	2,843
Mutual funds	16,860	—	—	—	16,860
Accrued performance allocations	—	—	—	381,993	381,993
Partnership interests	—	—	—	191,635	191,635
Other investments	—	—	12,026	—	12,026
Total assets at fair value	$19,838	$—	$12,026	$573,628	$605,492

Liabilities:
General Partner Notes Payable	$—	$—	$—	$3,355	$3,355
The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2023	$12,026
Purchases	28
Sales	(1,599)
Net unrealized gains (losses)	272
Balance as of March 31, 2024	$10,727

Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
March 31, 2024:
Accrued performance allocations	$320,323	N/A

Partnership interests:
Company-sponsored open-end fund	$29,054	$—
Company-sponsored closed-end funds	131,696	7,275
Third-party closed-end funds	14,662	7,283
Total partnership interests	$175,412	$14,558

December 31, 2023:
Accrued performance allocations	$381,993	N/A

Partnership interests:
Company-sponsored open-end fund	$46,530	$—
Company-sponsored closed-end funds	131,188	7,662
Third-party closed-end funds	13,917	7,955
Total partnership interests	$191,635	$15,617
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
The following table presents the carrying amounts and estimated fair values of financial instruments reported at amortized cost (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
As of March 31, 2024:
Notes payable (private notes)	$—	$—	$418,992	$418,992	$450,000

As of December 31, 2023:
Notes payable (private notes)	$—	$—	$423,263	$423,263	$450,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. As of March 31, 2024, the discount rate range used in determining the fair value of the private notes was between 6.24% and 8.52%. An increase in market interest rates would decrease the estimated fair value of the private notes.

8.    BUSINESS COMBINATION AND GOODWILL
Acquisition of Newbury Partners LLC
On March 31, 2023 (the “Acquisition Date”), affiliates of Bridge closed on an acquisition to purchase substantially all of the assets of Newbury Partners LLC (“Newbury”), a Delaware limited liability company, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Operating Company, Newbury Partners-Bridge LLC, a Delaware limited liability company (an indirect wholly owned subsidiary of the Operating Company, the “Buyer”), Newbury, Richard Lichter and RLP Navigator LLC, a Delaware limited liability company (collectively, the “Newbury Holders”). Bridge acquired substantially all of Newbury’s assets and assumed certain of Newbury’s liabilities for total consideration of $320.1 million paid in cash, subject to certain purchase price adjustments as set forth in the Asset Purchase Agreement (the “Newbury Acquisition”).
The following table summarizes the total consideration for the Newbury Acquisition and the related purchase price allocation for the assets acquired, liabilities assumed and non-controlling interests (in thousands):

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
In connection with the Newbury Acquisition, the Company expensed transaction costs of approximately $3.6 million, of which $3.5 million is included in general and administrative expenses on the condensed consolidated statement of operations for the three months ended March 31, 2023.
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
As part of the Newbury Acquisition, approximately $0.7 million of liabilities were assumed by the Operating Company as part of the total consideration. As of March 31, 2024, none of the assumed liabilities remained outstanding.

Unaudited supplemental information on a pro forma basis, as if the Newbury Acquisition had been consummated on January 1, 2022, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenues and investment (loss) income	$(1,900)	$189,978
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	(268)	9,104
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
•adjustments to include interest expense related to the 2023 Private Placement Notes and the draw on our Credit Facility (as defined herein) as if it had been consummated on January 1, 2023 and adjustments to exclude interest expense related to the line of credit that was not assumed by the Company in the Newbury Acquisition;
•adjustments to reflect the tax effects of the Newbury Acquisition and the related adjustments as if Newbury had been included in the Company’s results of operations as of January 1, 2022; and
•adjustments to reflect the pro-rata economic ownership attributable to Bridge.
Included in the pro forma financial information for the three months ended March 31, 2023 is $3.5 million and $4.6 million of transaction costs incurred by the Company and Newbury, respectively. There were no transaction costs incurred for the three months ended March 31, 2024.
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

For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through March 31, 2024. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of March 31, 2024 and December 31, 2023, the Company had reserved $13.8 million and $12.7 million, respectively.
10.    SELF-INSURANCE RESERVES
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $225,000 per individual per year and a maximum claim liability of $19.4 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of March 31, 2024 and December 31, 2023, the Company had reserved $3.8 million and $2.6 million, respectively.
Property and Casualty Reserves — As part of its property management business, the Company arranges for property and casualty risk management for the properties and entities affiliated with the Company (the “Insurance Program”) through BIGRM. The Company uses a broker to arrange for insurers to provide coverage deemed necessary by management and required by lenders or property owners. Under the terms of the risk management program, each property has a $25,000 deductible for property and casualty claims for insured events. Insured property losses in excess of $25,000 for multifamily properties and $250,000 of commercial office properties are self-insured or fully insured as described below.
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. As of March 31, 2024, the Company’s SIR includes a layer of losses that the Company is responsible for satisfying after the properties have met their $25,000 deductible for each claim. That layer covers losses between $25,000 and $250,000, with an annual aggregate limit of $1.5 million. All multifamily and SFR losses above $250,000 are fully insured. For seniors housing properties, all losses are fully insured after the $250,000 deductible has been met. For commercial office, logistics and net lease properties, all losses are fully insured after the $50,000 deductible has been met. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover the following: 100% of the $5.0 million layer above the multifamily deductible and SIR. All losses above $5.0 million are fully insured by multiple outside insurance carriers. Effective June 20, 2023 the per-occurrence limit for any single loss is $1.5 million with the annual aggregate limit increasing from $3.0 million to $5.0 million. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $25,000/$50,000 deductibles and SIR of $250,000 for multifamily properties as outlined above.
The Company has a general liability retention with a per-occurrence limit of $5.0 million subject to an annual aggregate limit of $10.0 million. Any insurance claims above these limits are fully insured by multiple outside insurance carriers. As of March 31, 2024 and December 31, 2023, the Company had reserved $0.2 million.
As of March 31, 2024 and December 31, 2023, the total self-insurance reserve liability was $4.0 million and $2.9 million, respectively.

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

		Fair Value
	Commitment	March 31, 2024	December 31, 2023
Bridge Seniors Housing Fund I	$4,775	$3,144	$3,263
Bridge Multifamily Fund III	9,300	87	92
Total	$14,075	$3,231	$3,355
The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund.
12.    LINE OF CREDIT
On June 3, 2022, the Operating Company entered into a credit agreement (the “Credit Agreement”) with CIBC, Inc. (“CIBC”) and Zions Bancorporation, N.A. d/b/a Zions First National Bank (“Zions”) as Joint Lead Arrangers, which allows for revolving commitments (the “Credit Facility”).
On January 31, 2023, the Operating Company entered into an amendment to the Credit Agreement pursuant to which (i) the Operating Company exercised its option to increase the total revolving commitments under the Credit Facility to $225.0 million, (ii) the variable interest rates under the applicable pricing grid were each increased by 15 basis points and (iii) the quarterly unused commitment fee was increased to 0.25%.
On February 28, 2024, the Operating Company entered into an amendment to the Credit Agreement with CIBC, Zions and Manufacturers and Traders Trust Company, as Joint Lead Arrangers, which included a reduction in the total aggregate commitments under the Credit Facility from $225.0 million to $150.0 million, with the ability to increase aggregate commitments up to an additional $75.0 million, and extended the maturity date from June 3, 2024 to June 3, 2026.
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.65% to 3.15% over the Term Secured Overnight Financing Rate (“SOFR”) as determined by the Operating Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.90% to 2.40% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreement, but the Credit Facility requires paydown at least once annually or if the aggregate commitment exceed certain thresholds for an extended period of time.
Under the terms of the Credit Agreement, certain of the Operating Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things, limit the Operating Company’s ability to: incur indebtedness; create, incur or allow liens; merge with other companies; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Operating Company to maintain (1) a debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio of no more than 3.75x, (2) minimum liquidity of $15.0 million and (3) minimum quarterly EBITDA of $15 million and minimum EBITDA for the trailing four fiscal quarters of $80.0 million.

The carrying value of the Credit Facility approximates fair value, as the loan is subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
As of March 31, 2024, the outstanding balance on the Credit Facility was $15.5 million with an interest rate in effect of approximately 7.47%. During the three months ended March 31, 2024, the Operating Company incurred interest expense of approximately $1.1 million and unused commitments fees of $0.1 million. During the three months ended March 31, 2023, the Operating Company incurred interest expense of approximately $0.4 million and unused commitments fees of $0.1 million.
Debt issuance costs related to the Credit Facility are included in other assets in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the Operating Company was in full compliance with all debt covenants.
13.    NOTES PAYABLE
On July 22, 2020, the Operating Company entered into a $150.0 million note purchase agreement, pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $75.0 million of 3.90% with a five-year term maturing on July 22, 2025, and $75.0 million of 4.15% notes with a seven-year term maturing on July 22, 2027 (the “2020 Private Placement Notes”).
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
On February 13, 2023, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $120.0 million of 6.00% notes with a seven-year term maturing on March 29, 2030 and $30.0 million of 6.10% notes with a ten-year term maturing on March 29, 2033 (the “2023 Private Placement Notes” and together with the 2020 Private Placement Notes and 2022 Private Placement Notes, the “Private Placement Notes”).
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
As of March 31, 2024 and December 31, 2023, unamortized deferred financing costs were $3.2 million and $3.4 million, respectively, and the net carrying value of the Private Placement Notes was $446.8 million and $446.6 million, respectively. As of March 31, 2024, the Company was in full compliance with all debt covenants.
The following table presents scheduled principal payments of the Private Placement Notes as of March 31, 2024 (in thousands):

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
During the three months ended March 31, 2024 and 2023, interest expense was $5.7 million and $3.4 million, respectively.
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
The following tables summarize realized gains (losses) on investments and other financial instruments for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(1,814)	$(3,128)	$(4,942)	$(459)	$931	$472
Investment in third-party partnerships	(145)	277	132	(104)	125	21
Other investments	—	272	272	—	—	—
General Partner Notes Payable	—	—	—	(165)	1,108	943
Total realized and unrealized gains (losses)	$(1,959)	$(2,579)	$(4,538)	$(728)	$2,164	$1,436
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
The deferred income tax asset related to the TRA and the corresponding TRA liability as of March 31, 2024 was $69.6 million and $72.3 million, respectively, and $67.0 million and $69.5 million as of December 31, 2023, respectively. The increase in the TRA and corresponding TRA liability during the three months ended March 31, 2024 was primarily attributed to the redemption of Class A units, which is further described in Note 16.
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

The Company’s estimated annual effective tax rate was approximately 25% and 9% for the three months ended March 31, 2024 and 2023, respectively.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
As of March 31, 2024, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next twelve months.
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
On July 1, 2023, certain of the Company’s 2021 profits interests awards were collapsed into 489,407 shares of Class A common stock and 2,429,453 Class A Units. The profits interests were collapsed based on their fair values and the relative value of the Company, based on distributable earnings attributable to the Operating Company, distributable earnings of the applicable subsidiary where such profits interests were held, and the market price of the Company’s Class A common stock as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for periods subsequent to July 1, 2023; however, there was a corresponding increase in the number of outstanding Class A Units and shares of Class A common stock. The collapse of the 2021 profits interests awards was accounted for as a modification.
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
During the three months ended March 31, 2024, 915,555 Class A Units were redeemed, with the issuance of our Class A common stock on a one-for-one basis.

Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of March 31, 2024, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 236,037,892 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of March 31, 2024, 40,981,924 shares of our Class A common stock (including Restricted Stock) were outstanding, 79,988,075 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.
The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the three months ended March 31, 2024:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2023	30,273,513	7,556,376	80,618,708
Class A common stock issued - unitholder conversions	915,555	—	(630,633)
Class A restricted common stock issued	—	2,451,500
Class A restricted common stock forfeited	—	(215,020)	—
Class A restricted common stock vested	632,052	(632,052)	—
Balance as of March 31, 2024	31,821,120	9,160,804	79,988,075
Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the condensed consolidated statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the three months ended March 31, 2024 and 2023, the Company declared and paid the following dividends on our Class A common stock (dollars amounts in thousands, except per share data):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 8, 2024	March 22, 2024	$0.07	$2,582

March 10, 2023	March 24, 2023	$0.17	$5,541
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

Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three months ended March 31, 2024, $6.2 million was distributed to non-controlling interests in the Operating Company and $10.7 million was distributed to non-controlling interest in the Company. During the three months ended March 31, 2023, $1.4 million was distributed to the Operating Company’s members $24.0 million was distributed to non-controlling interests in the Operating Company.
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
As of March 31, 2024, the Company is the sole managing member of the Operating Company, and owns 40,981,924 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which represents 30% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.
The following table presents a reconciliation of the Operating Company’s Class A Units and Class B Units for the three months ended March 31, 2024:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2023	130,084,585	97,463,981
Issuance of Class A Units	5,280	—
Forfeiture of unvested Class A Units	(80,356)	—
Balance as of March 31, 2024	130,009,509	97,463,981
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
The following table summarizes the Company’s leases as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Right-of-use assets, included in Other assets	$17,121	$17,491
Lease Liabilities, included in Other liabilities	19,415	19,557

Weighted-average remaining lease term (in years)	5.7	5.9
Weighted-average discount rate	4.89%	4.82%

The components of lease expense included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$1,214	$1,009
Variable lease costs	64	64
Total lease costs, included in general and administrative expenses	$1,278	$1,073

Cash paid for amounts included in the measurement of operating lease liabilities	$1,299	$1,316
As of March 31, 2024, the maturities of operating lease liabilities were as follows (in thousands):

2024 (excluding the three months ended March 31, 2024)	$3,072
2025	4,730
2026	4,482
2027	3,813
2028	1,251
2029	1,222
Thereafter	4,275
Total lease liabilities	22,845
Less: Imputed interest	(3,430)
Total operating lease liabilities	$19,415
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
As of March 31, 2024 and December 31, 2023, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $197.8 million, of which $155.4 million is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of March 31, 2024, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of March 31, 2024, the Company has guaranteed a $7.9 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of March 31, 2024, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.

Indemnifications and Other Guaranties — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of March 31, 2024. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
The Company may incur contingent liabilities for claims that may be made against it in the future. The Company enters into contracts that contain a variety of representations, warranties and covenants. For example, the Company, and certain of the Company’s funds have provided non-recourse carve-out guaranties for fraud, willful misconduct and other customary wrongful acts, environmental indemnities, mechanics liens, and performance guaranties, including completion guaranties, in connection with certain investment vehicles that the Company manages. The Company’s maximum exposure under these arrangements is currently unknown, and the Company’s liabilities for these matters would require a claim to be made against the Company in the future.
The Operating Company may provide guaranties to a lending institution for certain loans held by employees for investment in Bridge funds not to exceed $8.0 million. There were no outstanding loans guaranteed by the Operating Company under this program as of March 31, 2024.
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $175.4 million and $191.6 million as of March 31, 2024 and December 31, 2023, respectively, which is included in other investments on the condensed consolidated balance sheets for the periods then ended.
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
During the three months ended March 31, 2024, the Company made a direct investment in Bridge Solar Energy Development Fund LP. Due to the timing of capital raising efforts, the Company’s equity interests in the fund was considered significant to the fund as of March 31, 2024, and as a result these funds were consolidated in the Company’s financial statements for the period then ended.

The assets of the Operating Company’s consolidated VIEs totaled $1,138.4 million and $1,221.1 million as of March 31, 2024 and December 31, 2023 respectively, while the liabilities of the consolidated VIEs totaled $653.2 million and $681.7 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.
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
Receivables from affiliates were comprised of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Fees receivable from non-consolidated funds	$28,225	$22,222
Payments made on behalf of and amounts due from non-consolidated entities	17,665	22,148
Total receivables from affiliates	$45,890	$44,370
For the three months ended March 31, 2024, the Company recognized a credit loss reserve of $1.8 million primarily related to receivables from Bridge Office Fund LP (“BOF I”), and certain related joint ventures. Of the $1.8 million credit loss recognized during the three months ended March 31, 2024, $1.7 million is presented as a contra revenue in fund management fees and $0.1 million is included in general and administrative expenses on the consolidated statement of operations for the period then ended. The credit loss reserve was the result of unfavorable market conditions in the office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets.
Notes Receivable from Affiliates
As of March 31, 2024 and December 31, 2023, the Company had total notes receivable from affiliates of $43.1 million and $48.3 million, respectively. Refer to Note 6, “Notes Receivable from Affiliates” for additional information.
Due to Affiliates
As of March 31, 2024 and December 31, 2023, the Company had accrued $72.3 million and $69.5 million of due to affiliates, respectively, in connection with the TRA, which was included in due to affiliates on the condensed consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 15, “Income Taxes” for additional information.
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of March 31, 2024 and December 31, 2023, there was $0.5 million of declared distributions that had not yet been distributed to Original Equity Owners.

20.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of our Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of our Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (including membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2024, the number of shares available under the 2021 Incentive Award Plan increased to 14,143,131. As of March 31, 2024, 5,376,444 shares remained available for future grants. Restricted Stock and RSUs issued before January 1, 2024 are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. Restricted Stock and RSUs issued on or after January 1, 2024 are subject to graded vesting with approximately one-quarter of such grants vesting on the first, second, third and fourth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.
The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the condensed consolidated statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. The Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $1.9 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
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
During the three months ended March 31, 2024, 36,400 RSUs were issued at a weighted-average fair value per share of $9.78.
The following table summarizes Restricted Stock activity for the three months ended March 31, 2024:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2023	7,556,376	$16.99
Issued	2,451,500	9.78
Vested	(632,052)	15.56
Forfeited	(215,020)	16.35
Balance as of March 31, 2024	9,160,804	$15.17
The total value at grant date of Restricted Stock and RSUs granted during the three months ended March 31, 2024 was $24.0 million and $0.4 million, respectively. As of March 31, 2024, 9,160,804 shares of Restricted Stock and 134,037 RSUs were expected to vest with fair value of $62.8 million and $0.9 million, respectively.
As of March 31, 2024, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $68.4 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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
On March 31, 2023, the Company issued profits interests in certain Fund Managers to certain members of management to participate in the growth of the respective Fund Managers (the “2023 profits interests”). Each of the 2023 profits interests awards have an earnings threshold for distributions. Certain of the 2023 profits interests were issued fully vested while certain of the 2023 are also subject to continued employment and graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversary of the vesting commencement date. The grant date fair value was determined to be $33.9 million using a Monte Carlo Valuation model, which will be expensed over the respective vesting periods. The following assumptions were used in the Monte Carlo simulation valuation:

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
As of March 31, 2024, the aggregate unrecognized compensation cost for all unvested profits interests awards was $26.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.
The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2024	2023
Profits interests award shares	$3,158	$1,988
Restricted Stock and RSUs	8,652	7,372
Total share-based compensation	$11,810	$9,360

As of March 31, 2024, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of March 31, 2024
	Total	Restricted Stock and RSUs	Profits Interests Awards
Remainder of 2024	$36,654	$28,774	$7,880
2025	33,419	24,309	9,110
2026	17,920	11,968	5,952
2027	6,240	3,322	2,918
2028	566	10	556
Total	$94,799	$68,383	$26,416
21.    EARNINGS (LOSS) PER SHARE
The following table presents our (loss) earnings per share for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income attributable to Bridge Investment Group Holdings Inc.	$9,818	$2,034
Less:
Income allocated to Restricted Stock and RSUs	(1,601)	—
Distributions on Restricted Stock and RSUs	(657)	(1,306)
Net income available to Class A common shareholders - basic	$7,560	$728
Incremental net loss from assumed exchange of Class A units	(14,327)	(17,279)
Net loss available to Class A common stockholders, diluted	$(6,767)	$(16,551)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	31,342,979	25,068,319
Incremental shares from assumed exchange of Class A units	97,324,375	98,813,181
Weighted-average shares of Class A common stock outstanding—diluted	128,667,354	123,881,500

Earnings per share of Class A common stock—basic	$0.24	$0.03
Loss per share of Class A common stock—diluted	$(0.05)	$(0.13)
Basic earnings (loss) per share is calculated by dividing earnings or losses available to our Class A common shareholders by the weighted-average number of our Class A common shares outstanding for the period. Restricted Stock and RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested Restricted Stock and RSUs have been excluded as applicable from earnings available to our Class A common stockholders used in basic and diluted earnings per share.
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
Shares of our Class B common stock do not share in the earnings or losses attributable to the Company and therefore are not participating securities. As a result, a separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been included.

22.    SUBSEQUENT EVENTS
Other than as disclosed elsewhere in these notes to the condensed consolidated financial statements, no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the accompanying footnotes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this quarterly report on Form 10-Q, including the condensed consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our annual audited financial statements in our annual report on Form 10-K, filed with the SEC on March 7, 2024. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements. In addition, amounts and percentages in the tables below may reflect rounding adjustments and consequently totals may not appear to sum.
Overview
We are a leading alternative investment manager, diversified across specialized asset classes, with approximately $48.0 billion of AUM as of March 31, 2024. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and other alternative investments that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of global institutions and individual investors across our investment strategies.
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

•Our ability to generate strong, stable returns and retain investor capital throughout the market cycle. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, management fees and performance fees. Although our AUM and fees generated have grown significantly since our inception and particularly in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the real estate space in which we specialize, could negatively affect our future growth rate. Ongoing economic headwinds continue to put downward pressure on occupancy rates, valuations, transaction volumes and the availability of financing in the commercial real estate sector, which represented 4% of our AUM as of March 31, 2024. We are no longer collecting management fees on Bridge Office Fund LP (“BOF I”), which previously contributed $1.8 million to revenue on a quarterly basis. During the three months ended March 31, 2024, we recognized a credit loss of $1.8 million related to BOF I, and certain joint venture management fees attributed to the first quarter of 2024. We also have a $15.0 million outstanding unsecured loan to a subsidiary of BOF I, which was still determined to be recoverable as of March 31, 2024. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities. Our ability to retain and attract fund investors also depends on our ability to build and maintain strong relationships with both existing and new fund investors, many of whom place significant emphasis on an asset manager’s track record of strong fund performance and distributions. While we believe that our reputation for generating attractive risk-adjusted returns is favorable to our ability to continue to attract investors, we may face greater challenges in raising capital for new investment strategies as we continue to expand our market presence and asset classes.
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

Business Environment
Global markets have shifted dramatically over the last several years, experiencing significant volatility driven by increasing concerns over persistent inflation, high interest rates, slowing economic growth and geopolitical uncertainty. In 2022, inflation reached multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that created, and are likely to continue to create headwinds to economic growth. However, in the latter part of 2023 the economy began to show signs of growth, with a strong labor market and deceleration of inflation. In response to these trends, the Federal Reserve paused interest rate increases in the fourth quarter of 2023 and it is possible that the Federal Reserve may begin rate cuts as soon as the second half of 2024.
Our future results may be adversely affected by resulting challenges in fundraising activity, the pace of capital deployment and our ability to collect rental income when due. See “Risk Factors—Risks Related to Our Business—Difficult economic, market and political conditions may adversely affect our businesses, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” in our annual report on Form 10-K.
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
Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of March 31, 2024, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.50% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.
Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of March 31, 2024, we managed approximately 100% of the multifamily properties, 100% of the workforce and affordable housing properties, 82% of the office properties, and 50% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.0% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the condensed consolidated statements of operations.

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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of March 31, 2024, we had approximately $17.6 billion of carry-eligible fee-earning AUM across approximately 53 funds and other vehicles, of which 19 were in accrued carried interest positions.
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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 5.03%. The Credit Facility (as defined herein) incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“SOFR”) and an unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. As of March 31, 2024, the interest rate on our Credit Facility was approximately 7.47%.
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
The following table presents a rollforward of our AUM for the three months ended March 31, 2024 and 2023 (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
AUM as of beginning of period	$47,702	$43,292
New capital / commitments raised(1)	153	5,862
Distributions / return of capital(2)	(339)	(186)
Change in fair value and acquisitions(3)	513	(163)
AUM as of end of period	$48,029	$48,805
Increase	$327	$5,513
Increase %	0.7%	12.7%
(1)New capital / commitments raised generally represents limited partner capital raised by our funds and other vehicles, including any reinvestments in our open-ended vehicles. New capital / commitments raised for the three months ended March 31, 2023 includes $5.1 billion of AUM attributed to the Newbury Acquisition.
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
Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The following table presents a rollforward of our total fee-earning AUM for the three months ended March 31, 2024 and 2023 (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
Fee-earning AUM as of beginning of period	$21,703	$17,334
Increases (capital raised/deployment)(1)	375	4,970
Changes in fair market value	23	(40)
Decreases (liquidations/other)(2)	(148)	(96)
Fee-earning AUM as of end of period	$21,953	$22,168
Increase	$250	$4,834
Increase %	1.2%	27.9%
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
Fee-earning AUM decreased by 1.0% from March 31, 2023 to March 31, 2024, which was largely attributed to the timing of capital raising activities, deployment, changes in fee basis from committed to invested capital, and depreciation in fair value between periods. However, fee-earning AUM increased $0.3 billion, or 1.2%, during the first quarter of 2024 primarily from the deployment of capital in our Workforce & Affordable Housing strategies.

The following table summarizes the balances of fee-earning AUM by fund as of March 31, 2024 and 2023 and December 31, 2023 (in millions):

	As of March 31,		As of December 31,
	2024	2023	2023
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,774	$2,773	$2,774
Bridge Multifamily Fund V	2,239	2,233	2,233
Newbury Equity Partners Fund V	1,951	1,951	1,951
Bridge Opportunity Zone Fund IV	1,476	1,476	1,476
Newbury Equity Partners Fund IV	1,408	1,408	1,408
Bridge Workforce Fund II	1,373	1,719	1,178
Bridge Multifamily Fund IV	1,370	1,347	1,384
Bridge Opportunity Zone Fund III	1,019	1,019	1,019
Newbury Equity Partners Fund III	883	896	889
Bridge Debt Strategies Fund III	840	969	839
Bridge Seniors Housing Fund II	782	782	782
Bridge Seniors Housing Fund I	615	615	615
Bridge Workforce Fund I	545	556	545
Bridge Opportunity Zone Fund V	550	551	550
Bridge Opportunity Zone Fund I	482	482	482
Bridge Debt Strategies IV JV Partners	475	262	520
Bridge Opportunity Zone Fund II	408	408	408
Bridge Logistics U.S. Venture I	305	278	301
Bridge Net Lease Industrial Income Fund	299	190	289
Bridge Agency MBS Fund	277	239	271
Bridge Debt Strategies Fund II	246	280	266
Bridge Single-Family Rental Fund IV	233	231	233
Newbury Equity Partners Fund VI	200	—	110
Bridge Opportunity Zone Fund VI	191	—	152
Bridge Multifamily Continuation Fund	190	—	190
Bridge Office Fund II	163	161	163
Bridge Debt Strategies III JV Partners	125	216	130
Bridge Debt Strategies II JV Partners	117	139	126
Bridge Office III JV Partners	92	93	92
Bridge Debt Strategies Fund V	87	—	70
Bridge Seniors Housing Fund III	68	65	68
Bridge Office I JV Partners	51	132	71
Bridge Logistics U.S. Venture II	40	—	40
Bridge Single-Family Rental Fund III	32	32	32
Bridge Office II JV Partners	21	21	21
Bridge Solar Energy Development Fund I	16	7	16
Bridge Debt Strategies V JV Partners	10	—	10
Bridge Office Fund I	—	445	—
Bridge Multifamily Fund III	—	188	—
Bridge Multifamily III JV Partners	—	4	—
Total Fee-Earning AUM	$21,953	$22,168	$21,704
Average remaining fund life of closed-end funds, in years	6.6	$7.9	7.7

Undeployed Capital
As of March 31, 2024, we had $3.1 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $2.0 billion is currently fee-earning based on commitments and $1.1 billion will be fee-earning if and when it is deployed.
Our Performance
We have a demonstrated record of producing attractive returns for our fund investors across our platforms. Our historical investment returns for our closed-end funds by platform are shown in the chart below (dollar amounts in millions):

	Investment Performance Summary as of March 31, 2024
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2013)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Mar 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	904	2,003	—	N/A	2,003	2.22x	18.4%	17.9%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,640	1,521	498	2,289	1.80x	2,787	1.83x	14.3%	14.1%
Bridge Multifamily V (Jul 2021, to present)	2,257	1,346	1,153	41	839	0.76x	880	0.76x	(22.2)%	(20.1)%
Bridge MF Continuation Vehicle (Jul 2023, Jul 2023)	201	212	183	1	244	1.34x	245	1.34x	24.7%	24.7%
Total Multifamily Funds(12)	$5,680	$3,198	$4,517	$4,088	$3,372	1.34x	$7,460	1.65x	15.3%	14.9%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$675	$594	$199	$957	1.90x	$1,156	1.94x	13.5%	13.5%
Bridge Workforce Housing II (Aug 2020, to present)	1,741	1,582	1,297	121	1,205	1.02x	1,326	1.02x	(3.7)%	(3.2)%
Total Workforce & Affordable Housing Funds(12)	$2,360	$2,257	$1,891	$320	$2,162	1.29x	$2,482	1.31x	6.7%	6.6%

Secondaries
Newbury Equity Partners I (Sep 2006, Dec 2007)	$702	$—	$631	$1,036	$17	1.61x	$1,054	1.67x	8.2%	8.1%
Newbury Equity Partners II (Oct 2009, Oct 2010)	1,024	—	860	1,521	89	1.76x	1,610	1.87x	14.9%	14.8%
Newbury Equity Partners III (Jul 2013, Mar 2014)	1,102	—	985	1,351	473	1.84x	1,824	1.85x	14.9%	13.2%
Newbury Equity Partners IV (May 2017, May 2018)	1,447	753	1,266	812	1,527	1.88x	2,340	1.85x	16.3%	13.9%
Newbury Equity Partners V (Nov 2019, Nov 2021)	2,000	1,492	1,666	217	2,031	1.35x	2,248	1.35x	14.2%	11.7%
Total Secondaries Funds	$6,275	$2,245	$5,408	$4,938	$4,138	1.64x	$9,076	1.68x	12.8%	12.1%

Single-Family Rental
Bridge Single-Family Rental I (Jan 2013, Jan 2015)	51	—	47	165	—	N/A	165	3.53x	15.7%	15.7%
Bridge Single-Family Rental II (Jan 2015, Jan 2017)	90	—	81	233	—	N/A	233	2.88x	16.5%	16.5%
Bridge Single-Family Rental III (Aug 2019, Aug 2022)	34	43	31	—	60	1.94x	60	1.94x	15.6%	15.6%
Bridge Single-Family Rental IV (Jan 2022, to Oct 2023)	150	169	149	9	201	1.39x	210	1.40x	15.7%	13.8%
Total Single-Family Rental Funds(12)	$324	$212	$308	$407	$261	1.49x	$668	2.17x	16.1%	15.9%

	Investment Performance Summary as of March 31, 2024
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
Opportunity Zone
Opportunity Zone I (Apr 2019, Dec 2019)	$509	$668	$524	$47	$452	0.95x	$499	0.95x	(3.3)%	(3.1)%
Total Opportunity Zone Fund	$509	$668	$524	$47	$452	0.95x	$499	0.95x	(3.3)%	(3.1)%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$740	$643	$186	$(25)	0.23x	$161	0.25x	***	***
Bridge Office II (Dec 2019, Dec 2022)	208	230	245	83	178	1.07x	261	1.07x	(1.5)%	(0.7)%
Total Office Funds(12)	$781	$970	$888	$269	$153	0.51x	$422	0.48x	***	***

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$896	$753	$462	$308	0.91x	$770	1.02x	(2.6)%	(2.4)%
Bridge Seniors II (Mar 2017, Mar 2020)	820	917	771	290	590	1.17x	880	1.14x	0.1%	0.2%
Bridge Seniors III (Nov 2020, to present)	48	39	28	3	38	1.48x	41	1.48x	6.8%	6.7%
Total Seniors Housing Funds(12)	$1,446	$1,852	$1,552	$755	$936	1.07x	$1,691	1.09x	(1.2)%	(1.0)%

Logistics Value
Bridge Logistics Value I (Nov 2021, to present)	$336	$365	$318	$—	$322	1.01x	$322	1.01x	(2.4)%	(0.5)%
Total Logistics Value Fund	$336	$365	$318	$—	$322	1.01x	$322	1.01x	(2.4)%	(0.5)%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	N/A	$264	1.21x	5.9%	5.9%
Bridge Debt II (July 2016, July 2019)	1,002	245	2,801	3,026	214	1.21x	3,240	1.16x	8.1%	8.1%
Bridge Debt III (May 2018, May 2021)	1,624	828	6,115	5,999	817	1.35x	6,816	1.11x	8.9%	8.8%
Bridge Debt IV (Nov 2020, to present)	2,888	2,803	8,578	6,459	2,781	1.19x	9,240	1.08x	9.1%	8.5%
Total Debt Strategies Funds(12)	$5,646	$3,876	$17,713	$15,748	$3,812	1.22x	$19,560	1.10x	8.6%	8.4%
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
***    Indicates a negative return that results in an IRR that is incalculable. The returns for Total Office Funds are not presented because Bridge Office I is incalculable.
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

Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenues

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2024	2023
Revenues:
Fund management fees	$61,105	$53,849	$7,256	13%
Property management and leasing fees	19,937	19,899	38	—%
Construction management fees	1,697	3,285	(1,588)	(48%)
Development fees	831	335	496	148%
Transaction fees	6,800	2,377	4,423	186%
Fund administration fees	5,058	4,177	881	21%
Insurance premiums	4,697	4,729	(32)	(1%)
Other asset management and property income	2,665	2,797	(132)	(5%)
Total revenues	$102,790	$91,448	$11,342	12%
Fund Management Fees. Our fee-earning AUM decreased by $0.2 billion, or 1.0%, from March 31, 2023 to March 31, 2024. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.35% as of March 31, 2024 compared to 1.38% as of March 31, 2023. The decrease in the weighted-average management fee from March 31, 2023 was largely attributed to the Newbury acquisition, which closed on March 31, 2023, as secondaries funds generally have a lower weighted-average management fee range than other Bridge-sponsored funds. See Note 8, “Business Combination and Goodwill,” to our consolidated financial statements included in this quarterly report on Form 10-Q for more information.
Fund management fees increased by $7.3 million, or 13%, primarily attributed to the Newbury acquisition, deployment by Bridge Debt Strategies Fund IV, whose fund management fees are primarily based on invested capital, and the timing of capital raising for funds launched in 2023. These factors contributed an additional $14.3 million of fund management fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. These increases were partially offset by decreases of $5.3 million largely due to the timing of one-time catch-up fees and reductions in fee-earning AUM from the conversion of certain funds’ management fee basis from committed to invested capital, and the recognition of a $1.7 million of credit loss reserve primarily attributed to unfavorable market conditions in BOF I and certain related joint ventures, of which these credit losses were primarily fees recognized during the first quarter of 2024.
Construction Management and Fees. Construction management fees decreased by $1.6 million, or 48%, primarily due to the timing of construction projects at multifamily, workforce and affordable housing and commercial office properties during 2024 and 2023.
Development Fees. Development fees increased by $0.5 million, or 148%, primarily due to the timing of projects.
Transaction Fees. Transaction fees increased by $4.4 million, or 186%, primarily driven by a $5.5 million increase in due diligence fees attributed to increased transaction volume during the first quarter of 2024, which was related to deployment in our development and multifamily equity funds. These increases were partially offset by a $1.1 million reduction of debt origination fees, which was driven by the timing of deployment of capital.
Fund Administration Fees. Fund administration fees, which are based on invested capital, increased by $0.9 million, or 21%, during the three months ended March 31, 2024, primarily due to the timing of deployment between periods.

Investment income

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2024	2023
Investment (loss) income:
Performance allocations:
Realized	$12,969	$3,162	$9,807	310%
Unrealized	(61,670)	(107,025)	45,355	(42)%
Total investment (loss) income	$(48,701)	$(103,863)	$55,162	(53)%
Performance Allocations. Net performance allocations increased by $55.2 million, or 53%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$(38,955)	$—	$(27,327)
BDS II GP	96	(11,148)	—	(6,961)
BWH I GP	—	(9,314)	—	(22,152)
BSFR IV GP	—	(1,561)	—	(3,610)
BMF CV GP	—	(1,393)	—	—
BDS III GP	592	(1,359)	—	(16,389)
BMF III GP	—	(129)	273	(12,480)
BOF III GP	—	23	—	—
NEP V GP(1)	—	31	—	—
BSH III GP	—	52	—	21
BNLI GP	—	165	—	85
BDS IV GP	12,281	763	2,889	(2,889)
BAMBS GP	—	1,155	—	1,490
BOF II GP	—	—	—	(1,428)
BLV I GP	—	—	—	(1,611)
BWH II GP	—	—	—	(13,774)
Total	$12,969	$(61,670)	$3,162	$(107,025)
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount has or will be retained by the Company.
For the three months ended March 31, 2024 and 2023, the realized performance allocations were primarily related to the timing of tax distributions in Bridge Debt Strategies Funds III and IV between periods. Unrealized performance allocation income (loss) is recorded one quarter in arrears due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis, and as such the unrealized performance allocation loss for the three months ended March 31, 2024 and 2023 reflects asset valuations as of December 31, 2023 and 2022, respectively. For the three months ended March 31, 2024, the change in unrealized performance allocations was largely due to market depreciation from properties within our multifamily, workforce and affordable housing funds and credit funds, and includes the reversal of realized performance allocation income during the period.

Expenses

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2024	2023
Expenses:
Employee compensation and benefits	$62,840	$51,178	$11,662	23%
Performance allocations compensation:
Realized	7,407	1,732	5,675	328%
Unrealized	3,178	(14,670)	17,848	(122)%
Loss and loss adjustment expenses	2,682	2,320	362	16%
Third-party operating expenses	4,037	6,110	(2,073)	(34)%
General and administrative expenses	11,349	13,893	(2,544)	(18)%
Depreciation and amortization	5,437	1,093	4,344	397%
Total expenses	$96,930	$61,656	$35,274	57%
Employee Compensation and Benefits. Employee compensation and benefits increased by $11.7 million, or 23%, largely due to a net increase of $9.2 million in salaries and benefits attributed to changes in headcount, including the Newbury acquisition, inflation adjustments to compensation, and increased variable compensation. An additional increase of $2.5 million was attributed to Restricted Stock and RSUs that were issued in January 2024 and the additional expense related to the timing of the 2023 profits interests granted in the first quarter of 2023.
Performance Allocation Compensation. Net performance allocation compensation increased by approximately $23.5 million, or 182%, due to a $17.8 million increase in unrealized performance allocation compensation and an increase of $5.7 million related to realized performance allocation awards, which is directly correlated to the changes in our realized and unrealized performance allocations income (loss) during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $0.4 million, or 16% during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily related to losses incurred or paid associated with rising costs (correlated with an increase in insurance premiums) and property losses which are subject to stop loss amounts.
Third-party Operating Expenses. Third-party operating expenses decreased by $2.1 million, or 34%, primarily due to a reduction in leasing commissions attributed to the timing of leasing activity and a reduction in operating expenses attributed to the number of seniors housing properties managed due to fund-level dispositions during 2023.
General and Administrative Expenses. General and administrative expenses decreased by $2.5 million, or 18%, primarily due to non-recurring transaction costs of $3.5 million related to the Newbury acquisition that were incurred in the first quarter of 2023, which was partially offset by an increase of $0.9 million attributed to consolidated fund-level expenses.
Depreciation and Amortization. Depreciation and amortization increased by $4.3 million, or 397%, primarily attributed to additional amortization for intangibles acquired as part of the Newbury acquisition.

Other income (expense)

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2024	2023
Other income (expense)
Realized and unrealized (losses) gains, net	$(4,230)	$1,487	$(5,717)	(384)%
Interest income	5,790	3,454	2,336	68%
Interest expense	(7,365)	(4,145)	(3,220)	78%
Total other (loss) income	$(5,805)	$796	$(6,601)	(829)%
Realized and Unrealized (Losses) Gains, Net. Realized and unrealized (losses) gains, net decreased by $5.7 million, or 384%, for the three months ended March 31, 2024, which was primarily attributed to depreciation recognized on certain other investments during the period, including those investments acquired as part of the Newbury acquisition, and $2.0 million of net realized losses on investments during the quarter. During the three months ended March 31, 2023, the net realized and unrealized gains were attributed to appreciation recognized on certain other investments.
Interest Income. Interest income increased by $2.3 million, or 68%, largely due to the timing of distribution income for interests acquired in the Newbury acquisition, which was partially offset by a reduction in interest income due to the lower weighted-average cash and cash equivalents outstanding during three months ended March 31, 2024 compared to 2023.
Interest Expense. Interest expense increased by $3.2 million, or 78%, due to the $150 million of 2023 Private Placement Notes that funded in March 2023, which have a weighted-average interest rate of 6.01%, and a higher outstanding balance on the Credit Facility between periods.
Net Loss Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC comprises non-controlling interests related to the Operating Company’s subsidiaries and to our profits interests programs. The following table summarizes the allocation of net income (loss) to the non-controlling interests in the Operating Company (in thousands):

	Three Months Ended March 31,
	2024	2023
Non-controlling interests related to General Partners - realized	$2,448	$619
Non-controlling interests related to General Partners - unrealized	(42,143)	(54,578)
Non-controlling interests related to Fund Managers	(2,226)	(2,290)
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(41,921)	$(56,249)
Net Loss Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $4.7 million and $13.2 million during the three months ended March 31, 2024 and 2023, respectively.
On July 1, 2023, certain of the Company’s 2021 profits interests awards were collapsed into 489,407 shares of our Class A common stock and 2,429,453 Class A Units. The 2021 profits interests were collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined subsequently) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there was also a corresponding increase in the aggregate number of outstanding Class A Units at the Operating Company (or shares of our Class A common stock).

Income tax benefit
Income tax benefit increased by $6.0 million, or 103%, primarily due to the timing and amount of the reversal of unrealized accrued performance allocations during the three months ended March 31, 2024 compared to 2023.
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
Distributable Earnings differs from net income before the provision for income taxes, computed in accordance with GAAP in that it does not include depreciation and amortization, income (loss) from consolidated Bridge-sponsored funds, unrealized performance allocations and related compensation expense, unrealized gains (losses), share-based compensation, cash net income attributable to non-controlling interests, charges (credits) related to corporate actions and non-recurring items. Such items, where applicable, include: charges associated with acquisitions or strategic investments, changes in the TRA liability, corporate conversion costs, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Distributable Earnings is not a measure of performance calculated in accordance with GAAP. Although we believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance, the use of Distributable Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” prepared in accordance with GAAP. Our calculations of Distributable Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.

Fee Related Earnings. Fee Related Earnings is a supplemental performance measure used to assess our ability to generate profits from fee-based revenues that are measured and received on a recurring basis. Fee Related Earnings differs from net income (loss) before provision for income taxes, computed in accordance with GAAP in that it adjusts for the items included in the calculation of Distributable Earnings, and also adjusts Distributable Earnings to exclude realized performance allocations income and related compensation expense, net insurance income, earnings from investments, net interest (interest income less interest expense), net realized gain (loss), income (loss) from consolidated fund investments, and, if applicable, certain general and net administrative expenses when the timing of any future payment is uncertain. Fee Related Earnings is not a measure of performance calculated in accordance with GAAP. The use of Fee Related Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. Our calculations of Fee Related Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.
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

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(36,800)	$(67,431)
Income tax benefit	(11,846)	(5,844)
Loss before provision for income taxes	(48,646)	(73,275)
Depreciation and amortization	5,437	1,093
Impact of fund consolidation	335	—
Less: Unrealized performance allocations	61,670	107,025
Plus: Unrealized performance allocations compensation	3,178	(14,670)
Less: Unrealized losses (gains), net	1,868	(1,493)
Plus: Share-based compensation	11,810	9,360
Plus: Transaction and non-recurring costs(1)	642	4,118
Less: Cash (loss) income attributable to non-controlling interests in subsidiaries	(1,675)	1,856
Less: Net realized performance allocations attributable to non-controlling interests	(2,448)	(619)
Distributable Earnings attributable to the Operating Company	32,171	33,395
Realized performance allocations and incentive fees	(12,969)	(3,162)
Realized performance allocations and incentive fees compensation	7,407	1,732
Net realized performance allocations to non-controlling interests	2,448	619
Net insurance loss	(2,015)	(2,409)
Net investment and interest (income) expense and realized (gain) loss	6,901	697
Plus: Fee related loss attributable to non-controlling interests in subsidiaries	(719)	(1,856)
Total Fee Related Earnings	33,224	29,016
Total Fee Related Earnings attributable to non-controlling interests	719	1,856
Total Fee Related Earnings attributable to the Operating Company	$33,943	$30,872
(1)    Transaction costs and non-recurring expenses represent transaction costs, severance and additional credit loss reserves written off related to BOF I.

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Fund-level fee revenues
Fund management fees	$61,184	$53,849
Transaction fees	6,800	2,377
Total net fund-level fee revenues	67,984	56,226
Net earnings from Bridge property operators	2,737	3,243
Development fees	831	335
Fund administration fees	5,132	4,177
Other asset management and property income	2,665	2,797
Fee Related Revenues	79,349	66,778
Cash-based employee compensation and benefits	(39,909)	(31,623)
Net administrative expenses	(6,216)	(6,139)
Fee Related Expenses	(46,125)	(37,762)
Total Fee Related Earnings	33,224	29,016
Total Fee Related Earnings attributable to non-controlling interests	719	1,856
Total Fee Related Earnings to the Operating Company	33,943	30,872
Realized performance allocations and incentive fees	12,969	3,162
Realized performance allocations and incentive fees compensation	(7,407)	(1,732)
Net realized performance allocations attributable to non-controlling interests	(2,448)	(619)
Net insurance income	2,015	2,409
Net investment and interest income (expense) and realized gain (loss)	(6,901)	(697)
Distributable Earnings attributable to the Operating Company	$32,171	$33,395

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our condensed consolidated statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators (in thousands). The following table sets forth these components for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash-based employee compensation and benefits	$39,909	$31,623
Compensation expense of Bridge property operators	11,121	10,195
Share-based compensation	11,810	9,360
Employee compensation and benefits	$62,840	$51,178

Administrative expenses, net of Bridge property operators	$6,216	$6,139
Administrative expenses of Bridge property operators	3,738	3,636
Transaction and non-recurring costs	642	4,118
Impact of fund consolidation	753	—
General and administrative expenses	$11,349	$13,893

Unrealized (losses) gains	$(1,868)	$1,493
Net investment and interest income (expense) and realized gain (loss)	(6,901)	(697)
Non-FRE income attributable to non-controlling interest in subsidiaries	2,393	—
Impact of fund consolidation	571	—
Total other (loss) income	$(5,805)	$796
Fee Related and Distributable Earnings Related to the Operating Company
Total Fee Related Earnings to the Operating Company increased by $3.1 million, or 10%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, while Distributable Earnings to the Operating Company decreased by $1.2 million, or 4%, during the same period due to the following:
•Total fee related revenues increased by $12.6 million, or 19%, principally due to:
◦Fund management fees increased by $7.3 million, or 14%, primarily due to the timing of capital raising between 2024 and 2023 and the Newbury acquisition; and
◦Transaction fees increased by $4.4 million, or 186%, primarily due to an increase due diligence fees from real estate transactions for development and multifamily properties.
•Net earnings from Bridge property operators decreased by $0.5 million, or 16%, driven by a reduction in the number of internally managed seniors housing units as of March 31, 2024 compared to March 31, 2023 and higher leasing commissions in the first quarter of 2024 compared to 2023.
•Fee related expenses increased by $8.4 million, or 22%, principally due to an increase in cash-based employee compensation and benefits of $8.3 million, or 26%, which is primarily due to an increase in compensation and a 1.2% increase in our fee-earning AUM during the first quarter of 2024.
•Net of related compensation, realized performance allocations and incentive fees increased by $4.1 million, or 289%, compared to 2023, primarily due to the timing of realizations in Bridge Debt Strategies Funds II, III and IV.

Liquidity and Capital Resources
Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include cash generated by our operating activities, and cash and funds available under our credit sources, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financial covenants that could restrict our operations. We operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.
As of March 31, 2024 and December 31, 2023, we had total assets of $1,224.6 million and $1,288.8 million, respectively, which included $62.0 million and $57.7 million of cash and cash equivalents, respectively, and total liabilities of $720.5 million and $743.5 million, respectively. As of March 31, 2024, $15.5 million was outstanding under the Credit Facility, with $134.5 million of available capacity. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.
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
The following table presents a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$25,089	$12,815
Net cash provided by (used in) investing activities	13,713	(315,996)
Net cash (used in) provided by financing activities	(33,752)	197,373
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,050	$(105,808)
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

For the three months ended March 31, 2024 — cash provided by operating activities was $25.1 million, primarily consisting of adjustments for non-cash items of $88.2 million offset by a net loss during the period of $36.8 million and cash used for operating assets and liabilities of $26.3 million. Adjustments for non-cash items primarily consisted of a $61.7 million reversal of unrealized performance allocations, $11.8 million of share-based compensation, $5.2 million of equity in income of investments and $5.4 million of depreciation and amortization, which was partially offset by a reduction of $3.2 million in unrealized accrued performance allocations compensation.
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
For the three months ended March 31, 2024 — net cash used in investing activities of $13.7 million primarily consisted of issuances of notes receivable of $116.4 million, and $6.7 million for purchases of investments. These decreases were primarily offset by $119.8 million in collections of notes receivable related to our lending activities to affiliate entities and $17.2 million of proceeds from sale of investments.
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
For the three months ended March 31, 2024 — net cash used in financing activities of $33.8 million was largely due to $16.8 million of distributions paid to non-controlling interests and $2.6 million of dividends paid to our Class A common stockholders, which were partially offset by net proceeds of $18.5 million drawn on our Credit Facility and $5.0 million of capital contributions from non-controlling interests.
For the three months ended March 31, 2023 — net cash provided by financing activities of $197.4 million was largely due to the $150.0 million in proceeds received from our 2023 Private Placement Notes and net proceeds of $80.0 million drawn on our Credit Facility, both of which were used to fund the Newbury Acquisition. These increases were partially offset by $25.4 million of distributions paid to non-controlling interests, $5.5 million of dividends paid to our Class A common stockholders, and the payment of deferred financing costs related to the amendment to our Credit Facility and the Private Placement Notes.
Corporate Credit Facilities
On June 3, 2022, the Operating Company entered into a credit agreement (the “Credit Agreement”) with CIBC, Inc. and Zions Bancorporation, N.A. d/b/a Zions First National Bank as Joint Lead Arrangers, which allows for revolving commitments (the “Credit Facility”).
On January 31, 2023, the Operating Company entered into an amendment to the Credit Agreement, pursuant to which (i) the Operating Company exercised its option to increase the total revolving commitments under the Credit Facility to $225.0 million, (ii) the variable interest rates under the applicable pricing grid were each increased by 15 basis points and (iii) the quarterly unused commitment fee was increased to 0.25%.

On February 28, 2024, the Operating Company entered into an amendment to the Credit Agreement with CIBC, Zions and Manufacturers and Traders Trust Company, as Joint Lead Arrangers, which included a reduction in the total aggregate commitments under the Credit Facility from $225.0 million to $150.0 million, with the ability to increase aggregate commitments up to an additional $75.0 million, and extended the maturity date from June 3, 2024 to June 3, 2026.
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.65% to 3.15% over the Term Secured Overnight Financing Rate (“SOFR”) as determined by the Operating Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.90% to 2.40% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreement, but the Credit Facility requires paydown at least once annually or if the aggregate commitment exceed certain thresholds for an extended period of time.
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
The interest rate in effect for the Credit Facility as of March 31, 2024 was approximately 7.47%. As of March 31, 2024, $15.5 million was outstanding on the Credit Facility.
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
On February 13, 2023, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $120.0 million of 6.00% notes with a seven-year term maturing on March 29, 2030 and $30.0 million of 6.10% notes with a ten-year term maturing on March 29, 2033 (the “2023 Private Placement Notes” and together with the 2020 and 2022 Private Placement Notes, the “Private Placement Notes”). The 2023 Private Placement Notes closed in connection with the closing of the Newbury Acquisition.
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
Debt Covenants
As of March 31, 2024 and December 31, 2023, the Company was in full compliance with all debt covenants.

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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023 and Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2024.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, refer to Note 2, “Significant Accounting Policies” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
JOBS Act
As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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

Interest Rate Risk
As of March 31, 2024, we had cash of $1.2 million deposited in non-interest bearing accounts and $60.7 million deposited in an interest-bearing account, with limited to no interest rate risk. In addition, our Credit Facility bears interest based on a margin over SOFR (see the disclosures contained in “—Corporate Credit Facilities”). Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered equity securities sold from January 1, 2024 to March 31, 2024, other than as previously disclosed in our current reports on Form 8-K.
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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: May 9, 2024	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Katherine Elsnab
Katherine Elsnab
Chief Financial Officer (Principal Financial Officer)