Form 10-Q
period 2024-06-30
Bridge Investment Group Holdings Inc.
filed 2024-08-07
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, the registrant had 41,754,016 shares of Class A common stock ($0.01 par value per share) outstanding and 79,358,075 shares of Class B common stock ($0.01 par value per share) outstanding.

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
◦BLP Dawes Developer GP LLC (“BLPDD GP”)
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$75,209	$57,702
Restricted cash	9,697	9,558
Marketable securities, at fair value	22,071	19,838
Receivables from affiliates	44,717	44,370
Notes receivable from affiliates	41,619	48,275
Other assets	90,698	82,102
Other investments	184,906	203,661
Accrued performance allocations	338,855	381,993
Intangible assets, net	131,636	140,198
Goodwill	233,584	233,584
Deferred tax assets, net	71,515	67,537
Total assets	$1,244,507	$1,288,818
Liabilities and equity
Accrued performance allocations compensation	$55,477	$55,488
Accrued compensation and benefits	38,331	35,428
Accounts payable and accrued expenses	36,101	35,072
Due to affiliates	71,645	69,543
General Partner Notes Payable, at fair value	3,133	3,355
Insurance loss reserves	16,076	12,684
Self-insurance reserves	3,389	2,917
Line of credit	7,000	34,000
Other liabilities	40,619	48,386
Notes payable	446,961	446,597
Total liabilities	$718,732	$743,470
Commitments and contingencies (Note 16)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized; 0 issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 41,621,984 and 37,829,889 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	416	378
Class B common stock, $0.01 par value, 236,037,892 authorized; 79,358,075 and 80,618,708 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	794	806
Additional paid-in capital	99,545	88,330
Accumulated deficit	(14,632)	(14,465)
Accumulated other comprehensive loss	(109)	(136)
Bridge Investment Group Holdings Inc. equity	86,014	74,913
Non-controlling interests in Bridge Investment Group Holdings LLC	269,441	291,254
Non-controlling interests in Bridge Investment Group Holdings Inc.	170,320	179,181
Total equity	525,775	545,348
Total liabilities and equity	$1,244,507	$1,288,818
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Fund management fees	$61,453	$60,317	$122,558	$114,166
Property management and leasing fees	17,763	19,130	37,700	39,029
Construction management fees	1,814	2,902	3,511	6,187
Development fees	828	1,337	1,659	1,672
Transaction fees	6,404	4,682	13,204	7,059
Fund administration fees	4,579	4,304	9,636	8,480
Insurance premiums	6,405	3,485	11,102	8,214
Other asset management and property income	5,514	2,646	8,179	5,443
Total revenues	104,760	98,803	207,549	190,250
Investment income (loss):
Incentive fees	—	41	—	41
Performance allocations:
Realized	7,063	8,425	20,032	11,587
Unrealized	18,533	(19,284)	(43,138)	(126,309)
Earnings from investments in real estate	—	215	—	215
Total investment income (loss)	25,596	(10,603)	(23,106)	(114,466)
Expenses:
Employee compensation and benefits	62,681	56,376	125,521	107,553
Incentive fee compensation	—	3	—	3
Performance allocations compensation:
Realized	3,748	495	11,156	2,227
Unrealized	(1,150)	(4,649)	2,027	(19,319)
Loss and loss adjustment expenses	4,436	1,684	7,118	4,004
Third-party operating expenses	3,476	5,219	7,512	11,329
General and administrative expenses	9,397	12,872	20,747	26,765
Depreciation and amortization	4,510	5,118	9,946	6,211
Total expenses	87,098	77,118	184,027	138,773
Other (expense) income:
Realized and unrealized (losses) gains, net	(3,273)	(1,367)	(7,503)	120
Interest income	4,351	3,728	10,141	7,182
Interest expense	(6,846)	(8,735)	(14,210)	(12,881)
Total other expense	(5,768)	(6,374)	(11,572)	(5,579)
Income (loss) before provision for income taxes	37,490	4,708	(11,156)	(68,568)
Income tax (expense) benefit	(9,996)	(7,468)	1,851	(1,624)
Net income (loss)	27,494	(2,760)	(9,305)	(70,192)
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings LLC	13,825	(4,186)	(28,095)	(60,435)
Net income (loss) attributable to Bridge Investment Group Holdings LLC	13,669	1,426	18,790	(9,757)
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	16,100	6,198	11,403	(7,019)
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	$(2,431)	$(4,772)	$7,387	$(2,738)
Loss (earnings) per share of Class A common stock (Note 20)
Basic	$(0.11)	$(0.24)	$0.18	$(0.21)
Diluted	$(0.11)	$(0.24)	$0.07	$(0.21)
Weighted-average shares of Class A common stock outstanding (Note 20)
Basic	32,461,347	25,143,289	31,902,163	25,105,753
Diluted	32,461,347	25,143,289	128,679,597	25,105,753
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$27,494	$(2,760)	$(9,305)	$(70,192)
Other comprehensive income (loss)—foreign currency translation adjustments, net of tax	78	(22)	27	65
Total comprehensive income (loss)	27,572	(2,782)	(9,278)	(70,127)
Less: comprehensive income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings LLC	13,825	(4,186)	(28,095)	(60,435)
Comprehensive income (loss) attributable to Bridge Investment Group Holdings LLC	13,747	1,404	18,817	(9,692)
Less: comprehensive income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	16,100	6,198	11,403	(7,019)
Comprehensive (loss) income attributable to Bridge Investment Group Holdings Inc.	$(2,353)	$(4,794)	$7,414	$(2,673)
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of March 31, 2024	$410	$800	$94,885	$(7,229)	$(187)	$249,759	$165,645	$504,083
Net income (loss)	—	—	—	(2,431)	—	13,825	16,100	27,494
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	6	(6)	(155)	—	—	—	—	(155)
Capital contributions from non-controlling interests	—	—	—	—	—	10,987	—	10,987
Share-based compensation, net of forfeitures	—	—	5,558	—	—	176	6,998	12,732
Distributions	—	—	—	—	—	(5,306)	(19,166)	(24,472)
Dividends on Class A Common Stock/Units, $0.12 per share	—	—	—	(4,972)	—	—	—	(4,972)
Foreign currency translation adjustment	—	—	—	—	78	—	—	78
Reallocation of equity	—	—	(743)	—	—	—	743	—
Balance as of June 30, 2024	$416	$794	$99,545	$(14,632)	$(109)	$269,441	$170,320	$525,775

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of March 31, 2023	$327	$853	$73,104	$10,723	$(133)	$336,586	$220,137	$641,597
Net income (loss)	—	—	—	(4,772)	—	(4,186)	6,198	(2,760)
Conversion of profit interest awards	—	—	7,500	—	—	—	—	7,500
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	1	(1)	(20)	—	—	—	—	(20)
Fair value of non-controlling interest in acquired business	—	—	—	—	—	2,168	—	2,168
Capital contributions from non-controlling interests	—	—	—	—	—	4,218	—	4,218
Share-based compensation, net of forfeitures	—	(1)	5,511	—	—	436	5,173	11,119
Distributions	—	—	—	—	—	(17,975)	(25,314)	(43,289)
Dividends on Class A Common Stock/Units, $0.15 per share	—	—	—	(4,850)	—	—	—	(4,850)
Foreign currency translation adjustment	—	—	—	—	(22)	—	—	(22)
Reallocation of equity	—	—	(2,721)	—	—	—	2,721	—
Balance as of June 30, 2023	$328	$851	$83,374	$1,101	$(155)	$321,247	$208,915	$615,661
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2023	$378	$806	$88,330	$(14,465)	$(136)	$291,254	$179,181	$545,348
Net income (loss)	—	—	—	7,387	—	(28,095)	11,403	(9,305)
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	15	(12)	(285)	—	—	—	—	(282)
Capital contributions from non-controlling interests	—	—	—	—	—	15,982	—	15,982
Share-based compensation, net of forfeitures	23	—	11,032	—	—	357	13,130	24,542
Distributions	—	—	—	—	—	(11,457)	(29,819)	(41,276)
Dividends on Class A Common Stock/Units, $0.19 per share	—	—	—	(7,554)	—	—	—	(7,554)
Foreign currency translation adjustment	—	—	—	—	27	—	—	27
Reallocation of equity	—	—	468	—	—	1,400	(3,575)	(1,707)
Balance as of June 30, 2024	$416	$794	$99,545	$(14,632)	$(109)	$269,441	$170,320	$525,775

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2022	$295	$853	$63,939	$14,230	$(220)	$309,677	$257,545	$646,319
Net income (loss)	—	—	—	(2,738)	—	(60,435)	(7,019)	(70,192)
Conversion of profit interest awards	8	—	7,492	—	—	—	—	7,500
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	2	(1)	2	—	—	—	—	3
Fair value of non-controlling interest in acquired business	—	—	—	—	—	86,365	—	86,365
Capital contributions from non-controlling interests	—	—	—	—	—	4,229	—	4,229
Share-based compensation, net of forfeitures	23	(1)	8,667	—	—	798	10,992	20,479
Distributions	—	—	—	—	—	(19,387)	(49,329)	(68,716)
Dividends on Class A Common Stock/Units, $0.32 per share	—	—	—	(10,391)	—	—	—	(10,391)
Foreign currency translation adjustment	—	—	—	—	65	—	—	65
Reallocation of equity	—	—	3,274	—	—	—	(3,274)	—
Balance as of June 30, 2023	$328	$851	$83,374	$1,101	$(155)	$321,247	$208,915	$615,661
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,305)	$(70,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,946	6,211
Amortization of financing costs and debt discount and premium	981	570
Share-based compensation	24,542	20,479
Equity in income (loss) of investments	8,676	2,006
Changes in unrealized gain (loss) on General Partner Notes Payable	(222)	(1,386)
Non-cash lease amortization	403	29
Reserve for credit losses	347	—
Unrealized performance allocations	43,138	126,309
Unrealized accrued performance allocations compensation	2,027	(19,319)
Change in deferred income taxes	76	291
Other non-cash adjustments	1,158	—
Changes in operating assets and liabilities:
Receivable from affiliates	(651)	12,101
Prepaid and other assets	(9,769)	(4,157)
Accounts payable and accrued expenses	(1,207)	(2,179)
Accrued payroll and benefits	2,902	8,579
Other liabilities	(6,826)	(4,548)
Insurance loss and self-insurance reserves	3,864	(1,260)
Accrued performance allocations compensation	(2,037)	94
Due to affiliates	—	(952)
Net cash provided by operating activities	68,043	72,676
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(17,235)	(30,711)
Proceeds from sale of investments	17,206	—
Distributions from investments	—	40
Sale of marketable securities	6,209	4,420
Issuance of notes receivable	(193,964)	(135,039)
Proceeds from collections on notes receivable	199,350	143,252
Purchase of tenant improvements, furniture and equipment	(97)	(1,633)
Cash paid for acquisition, net of cash acquired	—	(319,364)
Net cash provided by (used in) investing activities	11,469	(339,035)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	15,982	4,229
Distributions to non-controlling interests	(42,136)	(68,716)
Repayments of General Partner Notes Payable	—	(159)
Dividends paid on Class A common stock	(7,891)	(10,391)
Proceeds from revolving line of credit	209,250	250,000
Payments on revolving line of credit	(236,250)	(170,000)
Borrowings on private notes	—	150,000
Payments of deferred financing costs	(821)	(1,924)
Net cash (used in) provided by financing activities	(61,866)	153,039
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,646	(113,320)
Cash, cash equivalents and restricted cash - beginning of period	67,260	193,265
Cash, cash equivalents and restricted cash - end of period	$84,906	$79,945
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,342	$1,782
Cash paid for interest	13,294	8,237
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$649	$550
Write down of right-of-use assets and lease liabilities for lease terminations	—	(3,032)
Conversion of note receivable to equity interest investment	—	1,559
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	4,337	499
Deferred tax effect from conversion of profits interests awards	—	7,500
Non-controlling interest assumed in business combination	—	86,365
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$75,209	$70,969
Restricted cash	9,697	8,976
Cash, cash equivalents, and restricted cash	$84,906	$79,945

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
The Company’s principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A common units (“Class A Units”) and 100% of the Class B common units (“Class B Units”) (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 14, “Income Taxes,” for additional information. As of June 30, 2024, the Company held approximately 30% of the economic interest in the Operating Company. To the extent the Operating Company’s other members exchange their Class A Units into our Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
Initial Public Offering
On July 20, 2021, the Company completed its IPO, in which it sold 18,750,000 shares of our Class A common stock at a public offering price of $16.00 per share receiving approximately $277.2 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. The net proceeds from the IPO were used to purchase 18,750,000 newly issued Class A Units from the Operating Company at a price per unit equal to the IPO price per share of our Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses. The Operating Company used net proceeds from the public offering to pay approximately $139.9 million in cash to redeem certain of the Class A Units held directly or indirectly by certain of the owners of LLC Interests in the Operating Company, prior to the IPO (collectively, “Original Equity Owners”). Refer to Note 15, “Shareholders’ Equity,” for additional information.
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

Fair Value Option — The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. Refer to Note 7, “Fair Value Measurements” for additional information. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company elected the fair value option for the General Partner Notes Payable (as defined in Note 10). The carrying value of the General Partner Notes Payable represents the related General Partner lenders’ net asset value (“NAV”), in the respective fund and the General Partner lenders are entitled to receive distributions and carried interest. The NAV changes over time so marking the General Partner Notes Payable to fair value reflects these changes.
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
The Company facilitates the payments of these fees, which are recorded as receivables, principally from affiliated parties on the condensed consolidated balance sheets, until such amounts are repaid. The Company assesses the collectability of such receivables, considering the offering period, historical and forecasted capital raising, credit losses, and near-term realizations based on the liquidity of the affiliated investment funds, and establishes an allowance for any balances considered not collectible.
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the condensed consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, which are based on asset valuations one quarter in arrears.
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
Leases — The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company primarily enters into operating lease agreements, as the lessee, for office space and certain equipment. Operating leases are included in other assets and other liabilities in the condensed consolidated balance sheets. Certain leases include lease and non-lease components, which the Company accounts for separately. Lease right of use (“ROU”) assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Leases may include options to extend or terminate the lease which are included in the ROU assets and lease liability when they are reasonably certain of exercise. Lease ROU assets are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate based on information available at the inception date in determining the present value of future minimum lease payments. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the condensed consolidated statements of operations. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheets. Refer to Note 16, “Commitments and Contingencies” for additional information.
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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of June 30, 2024 and December 31, 2023, the Company had goodwill of $233.6 million.
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
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of June 30, 2024, there were no indicators of goodwill impairment.
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
Employee Compensation and Benefits — Employee compensation and benefits include salaries, bonuses (including discretionary awards), related benefits, share-based compensation, and cost of processing payroll. Bonuses are accrued over the employment period to which they relate. Equity-classified awards granted to employees that have a service condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of profits interests awards is determined using a Monte Carlo valuation at date of grant or date of modification when applicable. The fair value of Restricted Stock Units (“RSUs”) and Restricted Stock Awards is determined using the Company's closing stock price on the grant date or date of modification. The Company recognizes compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 19, “Share-Based Compensation and Profits Interests,” for additional information.
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
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more likely than not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more likely than not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the condensed consolidated statements of operations. Refer to Note 14, “Income Taxes” for additional information.

Other than certain of our subsidiaries, such as BIGRM and BPM, the Operating Company and its remaining subsidiaries are limited liability companies and partnerships, as such, are not subject to income taxes; the individual members of the Operating Company are required to report their distributive share of the Operating Company’s realized income, gains, losses, deductions, or credits on their individual income tax returns.
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
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the enhanced disclosure requirements; however, it does not anticipate a material change to the consolidated financial statements.

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
In March 2024, the FASB issued ASU 2024-01, Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest or similar awards as compensation to employees or nonemployees in exchange for goods or services. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted and can be applied (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar award. The Company is currently evaluating the clarifications as outlined in ASU 2024-01 in relation to its outstanding profits interests awards; however, it does not anticipate a material change to the consolidated financial statements.
3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies”. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FUND MANAGEMENT FEES	2024	2023	2024	2023
Funds	$59,451	$59,176	$118,398	$111,349
Joint ventures and separately managed accounts	2,002	1,141	4,160	2,817
Total fund management fees	$61,453	$60,317	$122,558	$114,166

	Three Months Ended June 30,		Six Months Ended June 30,
PROPERTY MANAGEMENT AND LEASING FEES	2024	2023	2024	2023
Multifamily	$7,785	$6,871	$15,274	$13,587
Seniors Housing	5,674	6,662	11,494	13,530
Office	1,691	3,042	5,747	6,956
Single-Family Rental	2,613	2,555	5,185	4,956
Total property management and leasing fees	$17,763	$19,130	$37,700	$39,029

	Three Months Ended June 30,		Six Months Ended June 30,
CONSTRUCTION MANAGEMENT FEES	2024	2023	2024	2023
Multifamily	$1,462	$1,791	$2,558	$4,029
Seniors Housing	207	154	421	299
Office	39	694	378	1,523
Other	106	263	154	336
Total construction management fees	$1,814	$2,902	$3,511	$6,187

	Three Months Ended June 30,		Six Months Ended June 30,
TRANSACTION FEES	2024	2023	2024	2023
Acquisition fees	$4,075	$4,267	$9,796	$6,442
Brokerage fees	2,329	415	3,408	617
Total transaction fees	$6,404	$4,682	$13,204	$7,059
For the three and six months ended June 30, 2024 and 2023, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of the Company’s revenue was derived from operations in the United States.
As of June 30, 2024 and December 31, 2023, the Company had $12.5 million and $19.4 million, respectively, of deferred revenues, which is included in other liabilities on the condensed consolidated balance sheets for the periods then ended. During the six months ended June 30, 2024, the Company recognized $18.4 million as revenue from amounts included in the deferred revenue balance as of December 31, 2023. The Company expects to recognize deferred revenues within a year of the balance sheet date.
For the six months ended June 30, 2024, the Company recognized a credit loss reserve of $1.8 million primarily related to receivables from Bridge Office Fund LP (“BOF I”), and certain related joint ventures. The majority of the $1.8 million credit loss was related to fund management fees recognized, of which $1.7 million is presented as a contra revenue in fund management fees and $0.1 million is included in general and administrative expenses on the consolidated statement of operations. The credit loss reserve was the result of unfavorable market conditions in the office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. The Company also holds common shares in a publicly traded company. As of June 30, 2024 and December 31, 2023, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2024:
Common shares in publicly traded company	$152	$—	$(51)	$101
Exchange traded funds	2,719	31	—	2,750
Mutual funds	19,236	64	(80)	19,220
Total marketable securities	$22,107	$95	$(131)	$22,071

December 31, 2023
Common shares in publicly traded company	$152	$—	$(17)	$135
Exchange traded funds	2,835	8	—	2,843
Mutual funds	16,793	95	(28)	16,860
Total marketable securities	$19,780	$103	$(45)	$19,838

5.    INVESTMENTS
The Company has interests in 188 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of real estate, credit, renewable energy and secondaries. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	June 30, 2024	December 31, 2023
Accrued performance allocations(1)	$338,855	$381,993

Other investments:
Partnership interests in Company-sponsored funds(2)	157,835	177,718
Investments in third-party partnerships(3)	14,746	13,917
Other(4)	12,325	12,026
Total other investments	$184,906	$203,661
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
The Company recognized income of $22.3 million and a loss of $12.2 million related to its accrued performance allocations and other investments for the three months ended June 30, 2024 and 2023, respectively, of which $25.6 million and $10.9 million, respectively, was related to accrued performance allocations recognized under the equity method. The Company recognized losses of $30.6 million and $114.6 million related to its accrued performance allocations and other investments for the six months ended June 30, 2024 and 2023, respectively, of which $23.1 million and $114.7 million, respectively, was related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of June 30, 2024 and December 31, 2023, $55.5 million was payable to affiliates and is included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended.
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
The Company evaluates each of its equity method investments, excluding accrued performance allocations, to determine if any were significant as defined by the SEC. As of June 30, 2024 and December 31, 2023, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

6.    NOTES RECEIVABLE FROM AFFILIATES
As of June 30, 2024 and December 31, 2023, the Company had the following notes receivable from affiliates outstanding (in thousands):

	June 30, 2024	December 31, 2023
Bridge Single-Family Rental Fund IV	$7,624	$13,624
Bridge Office Fund II	13,000	13,000
Bridge Office Holdings LLC	15,000	15,000
Total notes receivable from affiliates	$35,624	$41,624

Notes receivable from employees	5,995	6,651
Total notes receivable from affiliates	$41,619	$48,275
Interest on the notes receivable from affiliates accrued at a weighted-average fixed rate of 4.93% and 4.83% per annum as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company determined any reserve for credit losses related to our notes receivable from affiliates were immaterial. In making this determination management considered various factors, including the impact of challenged debt and equity capital markets that have persisted throughout 2023 and 2024, which have been particularly unfavorable in the office sector. Management considered the impact of market conditions on the estimated fair values of the underlying assets, and determined the estimated fair values were sufficient to recover the corresponding notes receivable as of June 30, 2024. Management will continue to monitor the notes receivable from affiliates for potential credit losses as facts and circumstances change.
During 2024 and 2023, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers, which were primarily used to invest in the Company or the Operating Company. As of June 30, 2024 and December 31, 2023, the aggregate outstanding principal amount outstanding was $6.0 million and $6.7 million, respectively. These employee notes receivable have staggered maturity dates beginning in 2025. Certain employee loans are interest-only for the first two years after origination. The employee notes receivable accrued interest at a weighted-average rate of 4.55% and 5.046% per annum as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company had approximately $1.6 million and $1.3 million, respectively, of interest receivable outstanding, which is included in receivables from affiliates on the accompanying condensed consolidated balance sheets for the periods then ended.
7.    FAIR VALUE MEASUREMENTS
Equity Securities: Equity securities traded on a national securities exchange are stated at the last reported sales price as of the condensed consolidated balance sheet dates, June 30, 2024 and December 31, 2023. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the condensed consolidated balance sheet dates, June 30, 2024 and December 31, 2023. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the condensed consolidated balance sheet dates, June 30, 2024 and December 31, 2023. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
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
The following table presents assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
June 30, 2024
Assets:
Common shares in publicly traded company	$101	$—	$—	$—	$101
Exchange traded funds	2,750	—	—	—	2,750
Mutual funds	19,220	—	—	—	19,220
Accrued performance allocations	—	—	—	338,855	338,855
Partnership interests	—	—	—	172,581	172,581
Other investments	—	—	12,325	—	12,325
Total assets at fair value	$22,071	$—	$12,325	$511,436	$545,832

Liabilities:
General Partner Notes Payable	$—	$—	$—	$3,133	$3,133

December 31, 2023
Assets:
Common shares in publicly traded company	$135	$—	$—	$—	$135
Exchange traded funds	2,843	—	—	—	2,843
Mutual funds	16,860	—	—	—	16,860
Accrued performance allocations	—	—	—	381,993	381,993
Partnership interests	—	—	—	191,635	191,635
Other investments	—	—	12,026	—	12,026
Total assets at fair value	$19,838	$—	$12,026	$573,628	$605,492

Liabilities:
General Partner Notes Payable	$—	$—	$—	$3,355	$3,355

The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2023	$12,026
Purchases	73
Sales	(1,559)
Net unrealized gains (losses)	1,785
Balance as of June 30, 2024	$12,325
Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
June 30, 2024:
Accrued performance allocations	$338,855	N/A

Partnership interests:
Company-sponsored open-end fund	$29,298	$—
Company-sponsored closed-end funds	128,537	7,227
Third-party closed-end funds	14,746	7,061
Total partnership interests	$172,581	$14,288

December 31, 2023:
Accrued performance allocations	$381,993	N/A

Partnership interests:
Company-sponsored open-end fund	$46,530	$—
Company-sponsored closed-end funds	131,188	7,662
Third-party closed-end funds	13,917	7,955
Total partnership interests	$191,635	$15,617
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
The following table presents the carrying amounts and estimated fair values of financial instruments reported at amortized cost (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
As of June 30, 2024:
Notes payable (private notes)	$—	$—	$416,046	$416,046	$450,000

As of December 31, 2023:
Notes payable (private notes)	$—	$—	$423,263	$423,263	$450,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. As of June 30, 2024, the discount rate range used in determining the fair value of the private notes was between 6.38% and 8.70%. An increase in market interest rates would decrease the estimated fair value of the private notes.
8.    BUSINESS COMBINATION AND GOODWILL
Acquisition of Newbury Partners LLC
On March 31, 2023 (the “Acquisition Date”), affiliates of Bridge closed on an acquisition to purchase substantially all of the assets of Newbury Partners LLC (“Newbury”), a Delaware limited liability company, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Operating Company, Newbury Partners-Bridge LLC, a Delaware limited liability company (an indirect wholly owned subsidiary of the Operating Company, Newbury, Richard Lichter and RLP Navigator LLC, a Delaware limited liability company. Bridge acquired substantially all of Newbury’s assets and assumed certain of Newbury’s liabilities for total consideration of $320.1 million paid in cash, subject to certain purchase price adjustments as set forth in the Asset Purchase Agreement (the “Newbury Acquisition”).
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
As part of the Newbury Acquisition, approximately $0.7 million of liabilities were assumed by the Operating Company as part of the total consideration. As of June 30, 2024, none of the assumed liabilities remained outstanding.
Unaudited supplemental information on a pro forma basis, as if the Newbury Acquisition had been consummated on January 1, 2022, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues and investment (loss) income	$88,200	$214,748	$86,299	$404,726
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	(4,772)	12,319	(5,041)	21,423
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
Included in the pro forma financial information for the six months ended June 30, 2023 is $3.5 million and $4.6 million of transaction costs incurred by the Company and Newbury, respectively. There were no transaction costs incurred for the three months ended June 30, 2024.

9.    INSURANCE LOSS RESERVES AND LOSS AND LOSS ADJUSTMENT EXPENSES
Property and Casualty — BIGRM is a wholly owned subsidiary of Bridge and is licensed under the Utah Captive Insurance Companies Act. BIGRM provides the following insurance policies:
•Lease Security Deposit Fulfillment (limits $500 per occurrence/per property unit);
•Lessor Legal Liability (limits $100,000 per occurrence/per property unit);
•Workers’ Compensation Deductible Reimbursement (limit $250,000 per occurrence);
•Property Deductible Reimbursement ($2.5 million per occurrence/$5.0 million policy annual aggregate); and
•General Liability Deductible Reimbursement ($5.0 million in excess of $25,000 per occurrence; $10.0 million policy annual aggregate).
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
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. As of June 30, 2024, the Company’s SIR includes a layer of losses that the Company is responsible for satisfying after the properties have met their $100,000 deductible for each claim. That layer covers losses between $100,000 and $250,000, with an annual aggregate limit of $2.5 million. All losses above $250,000 are fully insured. With respect to winter freeze losses, the Company’s SIR is $100,000 per location and not to exceed $1.5 million in the aggregate for any one occurrence or $3.0 million in the aggregate if more than one location is involved. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover 100% of the $5.0 million layer above all other risks deductibles and SIR, 100% of the $1.5 million per occurrence or $3.0 million in the aggregate for winter freeze deductible and SIR. All losses above $5.0 million are fully insured by multiple outside insurance carriers. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as earthquake, named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $100,000 deductibles and SIR of $250,000 as outlined above.
For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through June 30, 2024. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of June 30, 2024 and December 31, 2023, the Company had reserved $16.1 million and $12.7 million, respectively.
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $225,000 per individual per year and a maximum claim liability of $19.4 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of June 30, 2024 and December 31, 2023, the Company had reserved $3.4 million and $2.6 million, respectively.

10.    GENERAL PARTNER NOTES PAYABLE
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

		Fair Value
	Commitment	June 30, 2024	December 31, 2023
Bridge Seniors Housing Fund I	$4,775	$3,037	$3,263
Bridge Multifamily Fund III	9,300	96	92
Total	$14,075	$3,133	$3,355
The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund.
11.    LINE OF CREDIT
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
As of June 30, 2024, the outstanding balance on the Credit Facility was $7.0 million with an interest rate in effect of approximately 7.48%. During the three and six months ended June 30, 2024, the Operating Company incurred interest expense of approximately $0.7 million and $1.8 million and unused commitments fees of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2023, the Operating Company incurred interest expense of approximately $2.5 million and $2.9 million, respectively, and unused commitments fees of $45,000 and $0.1 million, respectively.
Debt issuance costs related to the Credit Facility are included in other assets in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the Operating Company was in full compliance with all debt covenants.
12.    NOTES PAYABLE
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
On February 13, 2023, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $120.0 million of 5.99% notes with a seven-year term maturing on March 29, 2030 and $30.0 million of 6.10% notes with a ten-year term maturing on March 29, 2033 (the “2023 Private Placement Notes” and together with the 2020 Private Placement Notes and 2022 Private Placement Notes, the “Private Placement Notes”).
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
As of June 30, 2024 and December 31, 2023, unamortized deferred financing costs were $3.0 million and $3.4 million, respectively, and the net carrying value of the Private Placement Notes was $447.0 million and $446.6 million, respectively. As of June 30, 2024, the Company was in full compliance with all debt covenants.
The following table presents scheduled principal payments of the Private Placement Notes as of June 30, 2024 (in thousands):

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
During the three months ended June 30, 2024 and 2023, interest expense was $5.7 million. During the six months ended June 30, 2024 and 2023, interest expense was $11.3 million and $9.1 million, respectively.
13.    REALIZED AND UNREALIZED GAINS (LOSSES)
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
The following tables summarize realized gains (losses) on investments and other financial instruments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$962	$(1,358)	$(396)	$619	$(2,448)	$(1,829)
Investment in third-party partnerships	(117)	(2,857)	(2,974)	(46)	(92)	(138)
General Partner Notes Payable	—	98	98	(25)	469	444
Total realized and unrealized gains (losses)	$845	$(4,117)	$(3,272)	$548	$(2,071)	$(1,523)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(850)	$(8,688)	$(9,538)	$165	$(1,517)	$(1,352)
Investment in third-party partnerships	(262)	208	(54)	(151)	33	(118)
Other investments	—	1,785	1,785	—	—	—
General Partner Notes Payable	—	—	—	(191)	1,577	1,386
Total realized and unrealized (losses) gains	$(1,112)	$(6,695)	$(7,807)	$(177)	$93	$(84)
14.    INCOME TAXES
The Company is taxed as a corporation for U.S. federal and state income tax purposes. In addition to U.S. federal and state income taxes, the Company is subject to local and foreign income taxes, with respect to the Company’s allocable share of any taxable income generated by the Operating Company that flows through to the Company.

Other than certain of our subsidiaries, such as BIGRM and BPM, the Operating Company and its remaining subsidiaries are limited liability companies or limited partnerships and, as such, are not subject to income taxes. The individual owners of the Operating Company and its subsidiaries are required to report their distributive share of realized income, gains, losses, deductions, or credits on their individual income tax returns.
The deferred income tax asset related to the TRA and the corresponding TRA liability as of June 30, 2024 was $71.1 million and $71.6 million, respectively, and $67.0 million and $69.5 million as of December 31, 2023, respectively. The increase in the TRA and corresponding TRA liability during the three and six months ended June 30, 2024 was primarily attributed to the redemption of Class A units, which is further described in Note 15.
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
The Company’s estimated annual effective tax rate (“AETR”) was approximately 25.6% for the three and six months ended June 30, 2024.
For the three and six months ended June 30, 2023, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated AETR is impractical because it is not possible to reliably estimate the AETR. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believed that, at the time, the use of the discrete method was more appropriate than the AETR method as (i) the estimated AETR method was not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) small changes in the projected ordinary annual income would have resulted in significant changes in the AETR.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
As of June 30, 2024, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next twelve months.
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
15.    SHAREHOLDERS’ EQUITY
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
During the six months ended June 30, 2024, 1,545,555 Class A Units were redeemed, with the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of June 30, 2024, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 236,037,892 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of June 30, 2024, 41,621,984 shares of our Class A common stock (including Restricted Stock) were outstanding, 79,358,075 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.
The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the six months ended June 30, 2024:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2023	30,273,513	7,556,376	80,618,708
Class A common stock issued - unitholder conversions	1,545,555	—	(1,260,633)
Class A restricted common stock issued	—	2,497,041
Class A restricted common stock forfeited	—	(250,501)	—
Class A restricted common stock vested	668,396	(668,396)	—
Balance as of June 30, 2024	32,487,464	9,134,520	79,358,075

Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the condensed consolidated statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the three and six months ended June 30, 2024 and 2023, the Company declared and paid the following dividends on our Class A common stock (dollars amounts in thousands, except per share data):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 8, 2024	March 22, 2024	$0.07	$2,582
May 31, 2024	June 14, 2024	0.12	4,972
		$0.19	$7,554

March 10, 2023	March 24, 2023	$0.17	$5,541
June 2, 2023	June 16, 2023	0.15	4,850
		$0.32	$10,391
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
Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three and six months ended June 30, 2024, $5.3 million and $11.5 million, respectively, was distributed to non-controlling interests in the Operating Company and $19.2 million and $29.8 million, respectively, was distributed to non-controlling interest in the Company. During the three and six months ended June 30, 2023, $18.0 million and $19.4 million, respectively, was distributed to the Operating Company’s members, and $25.3 million and $49.3 million, respectively, was distributed to non-controlling interests in the Operating Company.
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
As of June 30, 2024, the Company is the sole managing member of the Operating Company, and owns 41,621,984 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which represents 30% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.

The following table presents a reconciliation of the Operating Company’s Class A Units and Class B Units for the six months ended June 30, 2024:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2023	130,084,585	97,463,981
Issuance of Class A Units	41,624	—
Forfeiture of unvested Class A Units	(80,942)	—
Balance as of June 30, 2024	130,045,267	97,463,981
16.    COMMITMENTS AND CONTINGENCIES
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
The following table summarizes the Company’s leases as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Right-of-use assets, included in Other assets	$16,147	$17,491
Lease Liabilities, included in Other liabilities	18,616	19,557

Weighted-average remaining lease term (in years)	5.6	5.9
Weighted-average discount rate	4.92%	4.82%
The components of lease expense included in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$1,307	$1,332	$2,521	$2,341
Variable lease costs	63	42	127	106
Total lease costs, included in general and administrative expenses	$1,370	$1,374	$2,648	$2,447

Cash paid for amounts included in the measurement of operating lease liabilities	$717	$1,445	$2,016	$2,737

As of June 30, 2024, the maturities of operating lease liabilities were as follows (in thousands):

2024 (excluding the six months ended June 30, 2024)	$2,060
2025	4,730
2026	4,482
2027	3,813
2028	1,251
2029	1,222
Thereafter	4,275
Total lease liabilities	21,833
Less: Imputed interest	(3,217)
Total operating lease liabilities	$18,616
Allocated Performance Income — Allocated performance income is affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates. Generally, if at the termination of a fund (and at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the applicable Bridge GP receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Bridge GP will be obligated to repay carried interest that was received by the Bridge GP in excess of the amounts to which the Bridge GP is entitled. This contingent obligation is normally reduced by income taxes paid by the members of the Bridge GP (including the Company) related to its carried interest. Tax distributions are not subject to clawback once paid. Additionally, at the end of the life of the funds there could be a payment due to a fund by the Bridge GP if the Bridge GP has recognized more performance income than was ultimately earned. The general partner clawback obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.
As of June 30, 2024 and December 31, 2023, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $197.8 million, of which $155.4 million is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of June 30, 2024, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of June 30, 2024, the Company has guaranteed a $7.9 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of June 30, 2024, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.
Indemnifications and Other Guaranties — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of June 30, 2024. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

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
The Operating Company may provide guaranties to a lending institution for certain loans held by employees for investment in Bridge funds not to exceed $8.0 million. There were no outstanding loans guaranteed by the Operating Company under this program as of June 30, 2024.
17.    VARIABLE INTEREST ENTITIES
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $172.6 million and $191.6 million as of June 30, 2024 and December 31, 2023, respectively, which is included in other investments on the condensed consolidated balance sheets for the periods then ended.
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
In 2023, the Company made a direct investment in Bridge Solar Energy Development Fund LP. Due to the timing of capital raising, the Company’s equity interests in the fund was considered significant to the fund as of June 30, 2024, and as a result these funds were consolidated in the Company’s financial statements for the period then ended.
The assets of the Operating Company’s consolidated VIEs totaled $1,166.2 million and $1,221.1 million as of June 30, 2024 and December 31, 2023 respectively, while the liabilities of the consolidated VIEs totaled $653.2 million and $681.7 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.

18.    RELATED PARTY TRANSACTIONS
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
Receivables from affiliates were comprised of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Fees receivable from non-consolidated funds	$17,898	$22,222
Payments made on behalf of and amounts due from non-consolidated entities	26,819	22,148
Total receivables from affiliates	$44,717	$44,370
During the six months ended June 30, 2024, the Company recognized a credit loss reserve of $1.8 million primarily related to receivables from Bridge Office Fund LP (“BOF I”), and certain related joint ventures. Of the $1.8 million credit loss recognized during the six months ended June 30, 2024, $1.7 million is presented as a contra revenue in fund management fees and $0.1 million is included in general and administrative expenses on the consolidated statement of operations for the period then ended. The credit loss reserve was the result of unfavorable market conditions in the office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets.
Notes Receivable from Affiliates
As of June 30, 2024 and December 31, 2023, the Company had total notes receivable from affiliates of $41.6 million and $48.3 million, respectively. Refer to Note 6, “Notes Receivable from Affiliates” for additional information.
Due to Affiliates
As of June 30, 2024 and December 31, 2023, the Company had accrued $71.6 million and $69.5 million of due to affiliates, respectively, in connection with the TRA, which was included in due to affiliates on the condensed consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 14, “Income Taxes” for additional information.
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of June 30, 2024 and December 31, 2023, there was $0.5 million of declared distributions that had not yet been distributed to Original Equity Owners.

19.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of our Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of our Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (including membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2024, the number of shares available under the 2021 Incentive Award Plan increased to 14,143,131. As of June 30, 2024, 5,356,798 shares remained available for future grants. Restricted Stock and RSUs issued before January 1, 2024 are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. Restricted Stock and RSUs issued on or after January 1, 2024 are subject to graded vesting with approximately one-quarter of such grants vesting on the first, second, third and fourth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.
The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the condensed consolidated statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. For the three and six months ended June 30, 2024, the Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $0.2 million and $2.1 million, respectively. For the three and six months ended June 30, 2023, the Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $0.4 million and $0.6 million, respectively.
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
During the six months ended June 30, 2024, 45,400 RSUs were issued at a weighted-average fair value per share of $9.22.
The following table summarizes Restricted Stock activity for the six months ended June 30, 2024:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2023	7,556,376	$16.99
Issued	2,497,041	9.73
Vested	(668,396)	15.17
Forfeited	(250,501)	16.11
Balance as of June 30, 2024	9,134,520	$15.16
The total value at grant date of Restricted Stock and RSUs granted during the six months ended June 30, 2024 was $24.3 million and $0.4 million, respectively. As of June 30, 2024, 9,134,520 shares of Restricted Stock and 143,037 RSUs were expected to vest with fair value of $67.8 million and $1.1 million, respectively.
As of June 30, 2024, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $59.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.
Subsequent to June 30, 2024, 170,000 shares of Restricted Stock Awards were approved by the board of directors and granted to certain employees of the Company with a weighted-average fair value of $7.66 per share.

Profits Interests
The Operating Company issued profits interests in the Operating Company and certain Fund Managers in 2019, 2020, and 2021 to certain members of management to participate in the growth of the Operating Company and the respective Fund Managers. A holding company was formed for each of the Fund Managers to hold these profits interests. The holding company’s ownership equates from 5% to 40% of the related Fund Managers above a certain income and valuation threshold. The Operating Company issued two types of profits interests: (i) award shares and (ii) anti-dilutive shares. The fair value of these awards was determined using a Monte Carlo Valuation model. Each of the awards has an earnings threshold for distributions and equity appreciation. The grant date fair value of the profits interests awards are expensed over the vesting period. The award shares are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. The Operating Company also issued anti-dilutive awards to active partners. Since the anti-dilutive awards were fully vested, the Company recorded 100% of the fair value as share-based compensation in the year the anti-dilutive shares were granted. Certain of the 2019, 2020 and 2021 profits interests awards have been collapsed into shares of our Class A common stock and Class A Units, as further described in Note 15, “Shareholders’ Equity.”
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
As of June 30, 2024, the aggregate unrecognized compensation cost for all unvested profits interests awards was $24.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Profits interests award shares	$2,721	$3,946	$5,879	$5,933
Restricted Stock and RSUs	10,011	7,173	18,663	14,546
Total share-based compensation	$12,732	$11,119	$24,542	$20,479

As of June 30, 2024, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of June 30, 2024
	Total	Restricted Stock and RSUs	Profits Interests Awards
Remainder of 2024	$24,523	$19,180	$5,343
2025	34,191	24,756	9,435
2026	18,391	12,113	6,278
2027	6,440	3,339	3,101
2028	650	13	637
Total	$84,195	$59,401	$24,794
20.    (LOSS) EARNINGS PER SHARE
The following table presents our (loss) earnings per share for the three and six months ended June 30, 2024 and 2023 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss (income) attributable to Bridge Investment Group Holdings Inc.	$(2,431)	$(4,772)	$7,387	$(2,738)
Less:
Distributions on Restricted Stock and RSUs	(1,112)	(1,142)	(1,769)	(2,448)
Net (loss) income available to Class A common shareholders - basic	$(3,543)	$(5,914)	$5,618	$(5,186)
Incremental net income from assumed exchange of Class A units	—	—	3,819	—
Net (income) loss available to Class A common stockholders, diluted	$(3,543)	$(5,914)	$9,437	$(5,186)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	32,461,347	25,143,289	31,902,163	25,105,753
Incremental shares from assumed exchange of Class A units	—	—	96,777,434	—
Weighted-average shares of Class A common stock outstanding—diluted	32,461,347	25,143,289	128,679,597	25,105,753

(Loss) earnings per share of Class A common stock—basic	$(0.11)	$(0.24)	$0.18	$(0.21)
(Loss) earnings per share of Class A common stock—diluted	$(0.11)	$(0.24)	$0.07	$(0.21)
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
21.    SUBSEQUENT EVENTS
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
Overview
We are a leading alternative investment manager, diversified across specialized asset classes, with approximately $48.9 billion of AUM as of June 30, 2024. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and other alternative investments that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of global institutions and individual investors across our investment strategies.
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

•Our ability to generate strong, stable returns and retain investor capital throughout the market cycle. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, management fees and performance fees. Although our AUM and fees generated have grown significantly since our inception and particularly in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the real estate space in which we specialize, could negatively affect our future growth rate. Ongoing economic headwinds continue to put downward pressure on occupancy rates, valuations, transaction volumes and the availability of financing in the commercial real estate sector, which represented 4% of our AUM as of June 30, 2024. We are no longer collecting management fees on Bridge Office Fund LP (“BOF I”), which previously contributed $1.8 million to revenue on a quarterly basis. During the six months ended June 30, 2024, we recognized a credit loss of $1.8 million related to BOF I, and certain joint venture management fees attributed to the first quarter of 2024. We also have a $15.0 million outstanding unsecured loan to a subsidiary of BOF I, which was determined to still be recoverable as of June 30, 2024. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities. Our ability to retain and attract fund investors also depends on our ability to build and maintain strong relationships with both existing and new fund investors, many of whom place significant emphasis on an asset manager’s track record of strong fund performance and distributions. While we believe that our reputation for generating attractive risk-adjusted returns is favorable to our ability to continue to attract investors, we may face greater challenges in raising capital for new investment strategies as we continue to expand our market presence and asset classes.
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
Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of June 30, 2024, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.50% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.
Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of June 30, 2024, we managed approximately 100% of the multifamily properties, 100% of the workforce and affordable housing properties, 82% of the office properties, and 54% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.0% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the condensed consolidated statements of operations.

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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of June 30, 2024, we had approximately $17.7 billion of carry-eligible fee-earning AUM across approximately 53 funds and other vehicles, of which 20 were in accrued carried interest positions.
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
Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees are eligible to receive Class A restricted common stock (“Restricted Stock”), Restricted Stock Units (“RSUs”), and profits interests awards. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the Restricted Stock and RSUs awards are based upon our stock price on the grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of modification. We recognize compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 19, “Share-Based Compensation and Profits Interests,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information about equity awards.
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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 5.03%. The Credit Facility (as defined herein) incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“SOFR”) and an unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. As of June 30, 2024, the interest rate on our Credit Facility was approximately 7.48%.
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
The following table presents a rollforward of our AUM for the three and six months ended June 30, 2024 and 2023 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AUM as of beginning of period	$48,029	$48,805	$47,702	$43,292
New capital / commitments raised(1)	302	319	455	6,181
Distributions / return of capital(2)	(431)	(327)	(770)	(513)
Change in fair value and acquisitions(3)	1,025	95	1,538	(68)
AUM as of end of period	$48,925	$48,892	$48,925	$48,892
Increase	$896	$87	$1,223	$5,600
Increase %	1.9%	0.2%	2.6%	12.9%
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
Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The following table presents a rollforward of our total fee-earning AUM for the three and six months ended June 30, 2024 and 2023 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fee-earning AUM as of beginning of period	$21,953	$22,168	$21,703	$17,334
Increases (capital raised/deployment)(1)	127	254	502	5,224
Changes in fair market value	10	27	33	(13)
Decreases (liquidations/other)(2)	(605)	(211)	(753)	(307)
Fee-earning AUM as of end of period	$21,485	$22,238	$21,485	$22,238
(Decrease) Increase	$(468)	$70	$(218)	$4,904
(Decrease) Increase %	(2.1)%	0.3%	(1.0)%	28.3%
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
Fee-earning AUM decreased by 3.4% from June 30, 2023 to June 30, 2024, which was largely attributed to the timing of capital raising activities, deployment, changes in fee basis for certain funds from committed to invested capital or NAV, and depreciation in fair value between periods.

The following table summarizes the balances of fee-earning AUM by fund as of June 30, 2024 and 2023 and December 31, 2023 (in millions):

	As of June 30,		As of December 31,
	2024	2023	2023
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,774	$2,773	$2,774
Bridge Multifamily Fund V	2,239	2,233	2,233
Newbury Equity Partners Fund V	1,951	1,951	1,951
Bridge Opportunity Zone Fund IV	1,476	1,476	1,476
Newbury Equity Partners Fund IV	1,408	1,408	1,408
Bridge Workforce Fund II	1,372	1,719	1,178
Bridge Multifamily Fund IV	1,370	1,358	1,384
Bridge Opportunity Zone Fund III	1,019	1,019	1,019
Bridge Debt Strategies Fund III	840	872	839
Bridge Seniors Housing Fund II	782	782	782
Bridge Seniors Housing Fund I	615	615	615
Bridge Opportunity Zone Fund V	550	551	550
Bridge Workforce Fund I	545	556	545
Bridge Opportunity Zone Fund I	482	482	482
Bridge Debt Strategies IV JV Partners	474	349	520
Newbury Equity Partners Fund III	431	895	889
Bridge Opportunity Zone Fund II	408	408	408
Bridge Net Lease Industrial Income Fund	307	233	289
Bridge Logistics U.S. Venture I	303	273	301
Bridge Agency MBS Fund	271	254	271
Bridge Debt Strategies Fund II	246	280	266
Bridge Opportunity Zone Fund VI	236	42	152
Bridge Single-Family Rental Fund IV	233	231	233
Newbury Equity Partners Fund VI	211	49	110
Bridge Multifamily Continuation Fund	190	—	190
Bridge Office Fund II	162	161	163
Bridge Debt Strategies Fund V	98	—	70
Bridge Office III JV Partners	92	92	92
Bridge Logistics U.S. Venture II	89	26	40
Bridge Debt Strategies III JV Partners	79	211	130
Bridge Seniors Housing Fund III	68	65	68
Bridge Office I JV Partners	51	108	71
Bridge Debt Strategies II JV Partners	44	139	126
Bridge Single-Family Rental Fund III	32	32	32
Bridge Office II JV Partners	21	21	21
Bridge Debt Strategies V JV Partners	9	—	10
Bridge Solar Energy Development Fund I	7	7	16
Bridge Office Fund I	—	424	—
Bridge Multifamily Fund III	—	138	—
Bridge Multifamily III JV Partners	—	4	—
Total Fee-Earning AUM	$21,485	$22,238	$21,704
Average remaining fund life of closed-end funds, in years	6.6	7.2	6.8

Undeployed Capital
As of June 30, 2024, we had $3.1 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $1.9 billion is currently fee-earning based on commitments and $1.2 billion will be fee-earning if and when it is deployed.
Our Performance
We have a demonstrated record of producing attractive returns for our fund investors across our platforms. Our historical investment returns for our closed-end funds by platform are shown in the chart below (dollar amounts in millions):

	Investment Performance Summary as of June 30, 2024
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2013)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Apr 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	904	2,003	—	N/A	2,003	2.22x	18.4%	17.9%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,659	1,529	531	2,273	1.81x	2,805	1.83x	13.5%	13.3%
Bridge Multifamily V (Jul 2021, to present)	2,257	1,478	1,190	52	868	0.77x	920	0.77x	(19.8)%	(18.0)%
Bridge MF Continuation Vehicle (Jul 2023, Jul 2023)	201	216	185	3	247	1.34x	250	1.35x	26.4%	26.4%
Total Multifamily Funds(12)	$5,680	$3,353	$4,563	$4,135	$3,388	1.34x	$7,523	1.65x	14.8%	14.5%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$683	$596	$207	$946	1.89x	$1,153	1.94x	12.7%	12.7%
Bridge Workforce Housing II (Aug 2020, to present)	1,741	1,604	1,370	135	1,285	1.04x	1,420	1.04x	(2.5)%	(2.1)%
Total Workforce & Affordable Housing Funds(12)	$2,360	$2,287	$1,966	$342	$2,231	1.29x	$2,573	1.31x	6.3%	6.3%

Secondaries
Newbury Equity Partners I (Sep 2006, Mar 2013)	$702	$—	$631	$1,038	$17	1.61x	$1,055	1.67x	8.2%	8.1%
Newbury Equity Partners II (Oct 2009, Oct 2015)	1,024	—	860	1,526	90	1.75x	1,616	1.88x	14.9%	14.8%
Newbury Equity Partners III (Jul 2013, Mar 2019)	1,102	—	986	1,363	447	1.82x	1,810	1.84x	14.6%	12.9%
Newbury Equity Partners IV (May 2017, Feb 2023)	1,447	744	1,276	850	1,514	1.89x	2,363	1.85x	15.8%	13.4%
Newbury Equity Partners V (Nov 2019, to present)	2,000	1,492	1,663	272	1,982	1.35x	2,254	1.36x	12.5%	10.5%
Total Secondaries Funds	$6,275	$2,236	$5,415	$5,049	$4,049	1.64x	$9,098	1.68x	12.6%	11.8%

Single-Family Rental
Bridge SFR Predecessor Fund I (Jan 2013, Jan 2015)	$51	$—	$47	$165	$—	N/A	$165	3.53x	15.7%	15.7%
Bridge SFR Predecessor Fund II (Jan 2015, Jan 2017)	90	—	81	233	—	N/A	233	2.88x	16.5%	16.5%
Bridge SFR Predecessor Fund III (Aug 2019, Aug 2022)	34	44	31	—	62	2.00x	62	2.00x	15.3%	15.3%
Bridge Single-Family Rental IV (Jan 2022, to present)	150	172	149	9	204	1.42x	213	1.43x	14.3%	12.9%
Total Single-Family Rental Funds(12)	$324	$216	$308	$407	$266	1.52x	$673	2.18x	15.9%	15.8%
Opportunity Zone
Opportunity Zone I (Apr 2019, Dec 2019)	$509	$680	$551	$47	$464	0.93x	$511	0.93x	(3.8)%	(3.7)%
Total Opportunity Zone Fund	$509	$680	$551	$47	$464	0.93x	$511	0.93x	(3.8)%	(3.7)%

	Investment Performance Summary as of June 30, 2024
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$754	$643	$179	$(25)	0.21x	$154	0.24x	***	***
Bridge Office II (Dec 2019, Dec 2022)	208	235	248	84	164	1.00x	248	1.00x	(4.2)%	(3.0)%
Total Office Funds(12)	$781	$989	$891	$263	$139	0.50x	$402	0.45x	***	***

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$914	$759	$463	$287	0.85x	$750	0.99x	(3.4)%	(3.2)%
Bridge Seniors II (Mar 2017, Mar 2020)	820	934	788	335	554	1.15x	889	1.13x	(0.2)%	(0.1)%
Bridge Seniors III (Nov 2020, to present)	48	40	28	3	40	1.54x	43	1.54x	7.4%	7.3%
Total Seniors Housing Funds(12)	$1,446	$1,888	$1,575	$801	$881	1.04x	$1,682	1.07x	(1.7)%	(1.5)%

Logistics Value
Bridge Logistics Value I (Nov 2021, to present)	$336	$373	$315	$—	$320	1.01x	$320	1.01x	(2.3)%	(0.6)%
Total Logistics Value Fund	$336	$373	$315	$—	$320	1.01x	$320	1.01x	(2.3)%	(0.6)%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	N/A	$264	1.21x	5.9%	5.9%
Bridge Debt II (July 2016, July 2019)	1,002	231	2,828	3,066	183	1.14x	3,249	1.15x	7.6%	7.5%
Bridge Debt III (May 2018, May 2021)	1,624	809	6,290	6,184	822	1.29x	7,006	1.11x	8.8%	8.8%
Bridge Debt IV (Nov 2020, to present)	2,888	2,787	9,015	6,858	2,903	1.18x	9,761	1.08x	9.2%	8.7%
Total Debt Strategies Funds(12)	$5,646	$3,827	$18,352	$16,372	$3,908	1.20x	$20,280	1.11x	8.5%	8.3%
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

Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenues

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2024	2023
Revenues:
Fund management fees	$61,453	$60,317	$1,136	2%
Property management and leasing fees	17,763	19,130	(1,367)	(7%)
Construction management fees	1,814	2,902	(1,088)	(37%)
Development fees	828	1,337	(509)	(38%)
Transaction fees	6,404	4,682	1,722	37%
Fund administration fees	4,579	4,304	275	6%
Insurance premiums	6,405	3,485	2,920	84%
Other asset management and property income	5,514	2,646	2,868	108%
Total revenues	$104,760	$98,803	$5,957	6%
Fund Management Fees. Our fee-earning AUM decreased by $0.8 billion, or 3.4%, from June 30, 2023 to June 30, 2024, which was attributed to changes in fee basis for certain funds from committed to invested capital or NAV as well as depreciation in fair value between periods. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.37% as of both June 30, 2024 and 2023.
Fund management fees increased by $1.1 million, or 2%, primarily attributed to Bridge Opportunity Zone Fund VI, which launched in the second quarter of 2023, deployment, and the timing of placement agents fees. These factors contributed an additional $3.9 million of fund management fees for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. These increases were partially offset by decreases of $2.8 million largely due to the timing of reductions in fee-earning AUM from the conversion of certain funds’ management fee basis from committed to invested capital and from reductions attributed to BOF I and certain of its related joint ventures due to unfavorable market conditions in the commercial office sector.
Property Management and Leasing Fees. Property management and leasing fees decreased by $1.4 million, or 7%, due to a reduction in the number of seniors housing properties managed during the second half of 2023, which was partially offset by additional fees from an increase in the number of workforce and affordable housing properties managed.
Construction Management and Fees. Construction management fees decreased by $1.1 million, or 37%, primarily due to the timing of construction projects at multifamily and commercial office properties during 2024 and 2023.
Development Fees. Development fees decreased by $0.5 million, or 38%, primarily due to the timing of projects.
Transaction Fees. Transaction fees increased by $1.7 million, or 37%, primarily driven by a $1.1 million increase in due diligence fees attributed to increased transaction volume during the second quarter of 2024, which was largely due to deployment in our development and multifamily equity funds and a $0.6 million increase from debt origination fees, which was driven by the timing of deployment of capital.
Fund Administration Fees. Fund administration fees, which are based on invested capital, increased by $0.3 million, or 6%, during the three months ended June 30, 2024, primarily due to growth in fee-earning AUM.
Insurance Premiums. Insurance premiums increased by $2.9 million, or 84%, primarily due to an increase in AUM and higher property and general liability premiums as well as an additional $1.0 million based on timing of reaching policy limits in 2024 compared to 2023.

Other Asset Management and Property Income. Other asset management and property income increased by $2.9 million, or 108%, primarily due to an increase in additional accounting service fees provided and rebates received during 2024.
Investment income (loss)

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2024	2023
Investment income (loss):
Incentive fees	$—	$41	$(41)	(100)%
Performance allocations:
Realized	$7,063	$8,425	$(1,362)	(16)%
Unrealized	18,533	(19,284)	37,817	196%
Earnings from investments in real estate	—	215	(215)	(100)%
Total investment income (loss)	$25,596	$(10,603)	$36,199	(341)%
Performance Allocations. Net performance allocations increased by $36.5 million, or 336%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Realized	Unrealized	Realized	Unrealized
BDS IV GP	$6,132	$8,495	$—	$—
BDS II GP	—	5,034	—	2,080
BMF IV GP	—	3,933	—	(10,191)
BAMBS GP	—	1,218	—	(1,153)
BNLI GP	—	633	—	219
BMF III GP	—	620	5,525	(10,049)
BWH I GP	—	561	—	(137)
BOF III GP	—	273	—	—
BSH III GP	—	194	—	148
NEP V GP(1)	—	49	—	408
BDS V GP	—	12	—	—
BSFR IV GP	—	(828)	—	388
BMF CV GP	—	(495)	—	—
BDS III GP	931	(1,166)	2,900	790
BOF II GP	—	—	—	(1,546)
BLV I GP	—	—	—	(241)
Total	$7,063	$18,533	$8,425	$(19,284)
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount has or will be retained by the Company.
For the three months ended June 30, 2024 and 2023, the realized performance income allocations were primarily related to the timing of tax distributions in Bridge Debt Strategies Funds III and IV between periods and the timing of dispositions in Bridge Multifamily Fund III.
The unrealized performance income (loss) allocation is recorded one quarter in arrears, and as such the performance allocation income (loss) for the three months ended June 30, 2024 and 2023 reflects asset valuations as of March 31, 2024 and 2023, respectively. For the three months ended June 30, 2024, the change in unrealized performance allocations was largely due to market appreciation within our credit funds and from properties within our multifamily funds, and includes the reversal of realized performance allocation income during the period.
Expenses

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2024	2023
Expenses:
Employee compensation and benefits	$62,681	$56,376	$6,305	11%
Incentive fee compensation	—	3	(3)	(100)%
Performance allocations compensation:
Realized	3,748	495	3,253	657%
Unrealized	(1,150)	(4,649)	(3,499)	(75)%
Loss and loss adjustment expenses	4,436	1,684	2,752	163%
Third-party operating expenses	3,476	5,219	(1,743)	(33)%
General and administrative expenses	9,397	12,872	(3,475)	(27)%
Depreciation and amortization	4,510	5,118	(608)	(12)%
Total expenses	$87,098	$77,118	$9,980	13%
Employee Compensation and Benefits. Employee compensation and benefits increased by $6.3 million, or 11%, largely due to a net increase of $4.7 million in salaries and benefits attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation. An additional increase of $1.6 million was attributed to Restricted Stock and RSUs that were issued in January 2024.
Performance Allocation Compensation. Net performance allocation compensation increased by approximately $6.8 million, or 163%, which is directly correlated to the changes in our realized and unrealized performance allocation income during the three months ended June 30, 2024 compared to realized performance allocation income and unrealized performance allocation loss for the three months ended June 30, 2023.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $2.8 million, or 163%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily related to losses incurred or paid associated with rising costs (correlated with an increase in insurance premiums) and property losses which are subject to stop loss amounts.
Third-party Operating Expenses. Third-party operating expenses decreased by $1.7 million, or 33%, primarily due to a reduction in the number of seniors housing properties managed, which was attributed to fund-level dispositions during the second half of 2023, as well as a reduction in leasing commissions attributed to the timing of leasing activity.
General and Administrative Expenses. General and administrative expenses decreased by $3.5 million, or 27%, primarily due to a reduction in consolidated fund-level expenses, which was coupled with an overall net decrease in general and administrative expenses largely attributed to a reduction in insurance costs, business development costs, and business tax refunds received in the second quarter of 2024.
Depreciation and Amortization. Depreciation and amortization decreased by $0.6 million, or 12%, primarily attributed to the timing of depreciation and amortization between periods.

Other (expense) income

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2024	2023
Other (expense) income
Realized and unrealized (losses) gains, net	$(3,273)	$(1,367)	$1,906	139%
Interest income	4,351	3,728	623	17%
Interest expense	(6,846)	(8,735)	(1,889)	(22)%
Total other expense	$(5,768)	$(6,374)	$(606)	10%
Realized and Unrealized (Losses) Gains, Net. Realized and unrealized (losses) gains, net increased by $1.9 million, or 139%, for the three months ended June 30, 2024, which was primarily attributed to the timing of depreciation recognized on certain other investments during the respective periods, which amounted to $1.3 million and includes a $0.6 million reduction in realized gains that were recognized in the second quarter of 2023 that did not reoccur.
Interest Income. Interest income increased by $0.6 million, or 17%, largely due to the timing of distribution income from our secondary funds, which was partially offset by a reduction in interest income due to the lower weighted-average cash and cash equivalents outstanding during three months ended June 30, 2024 compared to 2023.
Interest Expense. Interest expense decreased by $1.9 million, or 22%, due to the outstanding balance on the Credit Facility between periods.
Net Income (Loss) Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. The following table summarizes the allocation of net income (loss) to the non-controlling interests in the Operating Company (in thousands):

	Three Months Ended June 30,
	2024	2023
Non-controlling interests related to General Partners - realized	$1,608	$5,066
Non-controlling interests related to General Partners - unrealized	14,148	(6,173)
Non-controlling interests related to Fund Managers	(1,423)	(3,189)
Non-controlling interests related to 2019 profits interests awards	83	110
Non-controlling interests related to 2020 profits interests awards	(322)	—
Non-controlling interests related to 2021 profits interests awards	(269)	—
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$13,825	$(4,186)
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $16.1 million and $6.2 million during the three months ended June 30, 2024 and 2023, respectively.
On July 1, 2023, certain of the Company’s 2021 profits interests awards were collapsed into 489,407 shares of our Class A common stock and 2,429,453 Class A Units. The 2021 profits interests awards were collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings (as defined below) attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there was also a corresponding increase in the aggregate number of outstanding Class A Units at the Operating Company (or shares of our Class A common stock).

Income tax expense
Income tax expense increased by $2.5 million, or 34%, primarily due to the timing and amount of the reversal of unrealized accrued performance allocations during the three months ended June 30, 2024 compared to 2023.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenues

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2024	2023
Revenues:
Fund management fees	$122,558	$114,166	$8,392	7%
Property management and leasing fees	37,700	39,029	(1,329)	(3%)
Construction management fees	3,511	6,187	(2,676)	(43%)
Development fees	1,659	1,672	(13)	(1%)
Transaction fees	13,204	7,059	6,145	87%
Fund administration fees	9,636	8,480	1,156	14%
Insurance premiums	11,102	8,214	2,888	35%
Other asset management and property income	8,179	5,443	2,736	50%
Total revenues	$207,549	$190,250	$17,299	9%
Fund Management Fees. Our fee-earning AUM decreased by $0.8 billion, or 3.4%, from June 30, 2023 to June 30, 2024, which was attributed to changes in fee basis for certain funds from committed to invested capital or NAV as well as depreciation in fair value between periods. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.37% as of both June 30, 2024 and 2023.
Fund management fees increased by $8.4 million, or 7%, primarily attributed to the Newbury Acquisition, the timing of capital raising for funds launched in 2023 and 2024, and from deployment by Bridge Debt Strategies Fund IV, whose fees are primarily based on invested capital. These factors contributed an additional $15.1 million of fund management fees for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. These increases were partially offset by decreases of $6.7 million largely due to the timing of reductions in fee-earning AUM from the conversion of certain funds’ management fee basis from committed to invested capital, the timing of catch up fees recognized between periods, and from reductions attributed to BOF I and certain of its related joint ventures due to unfavorable market conditions in the commercial office sector.
Property Management and Leasing Fees. Property management and leasing fees decreased by $1.3 million, or 3%, due to a reduction in the number of commercial office and seniors housing properties managed. These decreases were partially offset by $1.6 million of additional fees, which were primarily attributed to an increase in the number of multifamily and workforce and affordable housing properties managed as well as leasing commissions recognized in 2024.
Construction Management Fees. Construction management fees decreased by $2.7 million, or 43%, primarily due to the timing of projects for commercial office, multifamily housing and workforce and affordable housing properties.
Transaction Fees. Transaction fees increased by $6.1 million, or 87%, primarily driven by a $6.7 million increase in due diligence fees driven by the deployment of capital in our development and multifamily equity funds during the six months ended June 30, 2024. The increases were partially offset by a $0.6 million reduction in debt origination fees for development assets.
Fund Administration Fees. Fund administration fees increased by $1.2 million, or 14%, during the six months ended June 30, 2024 largely due to an increase in fee-earning AUM for certain of our credit and opportunity zone funds.
Insurance Premiums. Insurance premiums increased by $2.9 million, or 35%, largely due to the increase in AUM and property and general liability premiums.

Other Asset Management and Property Income. Other asset management and property income increased by $2.7 million, or 50%, primarily due to an increase in additional accounting service fees provided and rebates received during 2024.
Investment income

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2024	2023
Investment (loss) income:
Incentive fees	$—	$41	$(41)	(100)%
Performance allocations:
Realized	20,032	11,587	8,445	73%
Unrealized	(43,138)	(126,309)	83,171	66%
Earnings from investments in real estate	—	215	(215)	(100)%
Total investment (loss) income	$(23,106)	$(114,466)	$91,360	(80)%
Performance allocations. Net performance allocations increased by $91.6 million, or 80%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$(35,022)	$—	$(37,518)
BWH I GP	—	(8,753)	—	(22,289)
BDS II GP	96	(6,114)	—	(4,881)
BDS III GP	1,524	(2,525)	2,900	(15,599)
BSFR IV GP	—	(2,390)	—	(3,222)
BMF CV GP	—	(1,887)	—	—
BDS V GP	—	12	—	—
NEP V GP(1)	—	80	—	408
BSH III GP	—	246	—	170
BOF III GP	—	296	—	—
BMF III GP	—	490	5,798	(22,529)
BNLI GP	—	799	—	304
BAMBS GP	—	2,373	—	336
BDS IV GP	18,412	9,257	2,889	(2,889)
BWH II GP	—	—	—	(13,774)
BOF II GP	—	—	—	(2,974)
BLV I GP	—	—	—	(1,852)
Total	$20,032	$(43,138)	$11,587	$(126,309)
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount will be retained by the Company.
For the six months ended June 30, 2024 and 2023, the realized performance income allocations were primarily related to the timing of tax distributions in Bridge Debt Strategies Funds III and IV between periods and the timing of dispositions in Bridge Multifamily Fund III.

The unrealized performance income (loss) allocation is recorded one quarter in arrears, and as such the performance allocation loss for the six months ended June 30, 2024 and 2023 reflects asset valuations as of March 31, 2024 and 2023, respectively. The change in unrealized performance allocations was largely due to the underlying market fundamentals between 2024 and 2023, which contributed to the depreciation of properties within our multifamily, workforce and affordable housing funds and credit funds, and includes the reversal of realized performance allocation income.
Expenses

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2024	2023
Expenses:
Employee compensation and benefits	$125,521	$107,553	$17,968	17%
Incentive fee compensation	—	3	(3)	(100)%
Performance allocations compensation:
Realized	11,156	2,227	8,929	401%
Unrealized	2,027	(19,319)	21,346	(110)%
Loss and loss adjustment expenses	7,118	4,004	3,114	78%
Third-party operating expenses	7,512	11,329	(3,817)	(34)%
General and administrative expenses	20,747	26,765	(6,018)	(22)%
Depreciation and amortization	9,946	6,211	3,735	60%
Total expenses	$184,027	$138,773	$45,254	33%
Employee Compensation and Benefits. Employee compensation and benefits increased by $18.0 million, or 17%, largely due to a net increase of $13.9 million in salaries and benefits attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation. An additional increase of $4.1 million was attributed to Restricted Stock and RSU awards granted in January 2024 and the additional expense related to the 2023 profits interests awards that were granted in March 2023.
Performance Allocation Compensation. Performance allocation compensation increased by $30.3 million, or 177%, primarily due to a $21.3 million increase in unrealized performance allocation compensation and an increase of $8.9 million related to realized performance allocation awards, which is directly correlated to our performance allocation income (loss) during the six months ended June 30, 2024 compared to performance allocation income (loss) during the six months ended June 30, 2023.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $3.1 million, or 78%, primarily due to tenant, workers compensation, and general liability insurance losses incurred or paid during the six months ended June 30, 2024 compared to the same period in 2023.
Third-party Operating Expenses. Third-party operating expenses decreased by $3.8 million, or 34%, primarily due to a reduction in the number of seniors housing properties managed, which was attributed to fund-level dispositions during the second half of 2023, as well as a reduction in leasing commissions attributed to the timing of leasing activity.
General and Administrative Expenses. General and administrative expenses decreased by $6.0 million, or 22%, primarily due to $3.6 million of non-recurring transaction costs incurred related to the Newbury Acquisition, a $2.1 million reduction in consolidated fund-level expenses, with the remaining decrease attributed to overall reduction in overhead expenses.
Depreciation and Amortization. Depreciation and amortization increased by $3.7 million, or 60%, primarily attributed to additional amortization for intangibles acquired as part of the Newbury Acquisition.

Other (expense) income

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2024	2023
Other (expense) income
Realized and unrealized gains (losses), net	$(7,503)	$120	$(7,623)	(6353)%
Interest income	10,141	7,182	2,959	41%
Interest expense	(14,210)	(12,881)	(1,329)	10%
Total other expense	$(11,572)	$(5,579)	$(5,993)	107%
Realized and Unrealized (Losses) Gains, Net. Net realized and unrealized (losses) gains decreased by $7.6 million, or 6353%, for the six months ended June 30, 2024, which was primarily attributed to depreciation recognized on certain other investments, including those investments acquired as part of the Newbury Acquisition, and $2.0 million of net realized losses on investments during 2024.
Interest Income. Interest income increased by $3.0 million, or 41%, largely due to the timing of distribution income for interests acquired in the Newbury Acquisition, which was partially offset by a reduction in interest income due to the weighted-average outstanding cash and cash equivalents between periods.
Interest Expense. Interest expense increased by $1.3 million, or 10%, primarily due to the 2023 Private Placement Notes that funded in March 2023, which resulted in an additional $2.7 million of interest expense in 2024 compared to 2023. This increase was partially offset by a $1.4 million reduction in interest expense largely attributed to a lower weighted-average outstanding balance on the Credit Facility in 2024 compared to 2023.
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

	Six Months Ended June 30,
	2024	2023
Non-controlling interests related to General Partners - realized	$4,055	$5,685
Non-controlling interests related to General Partners - unrealized	(27,992)	(60,751)
Non-controlling interests related to Fund Managers	(3,650)	(5,479)
Non-controlling interests related to 2019 profits interests awards	83	110
Non-controlling interests related to 2020 profits interests awards	(322)	—
Non-controlling interests related to 2021 profits interests awards	(269)	—
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(28,095)	$(60,435)
Net Income (Loss) Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $11.4 million and net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $7.0 million during the six months ended June 30, 2024 and 2023, respectively.
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

Income tax benefit (expense)
Income tax expense decreased by $3.5 million, or 214%, to a benefit of $1.9 million, which was primarily due to the reversal of unrealized accrued performance allocations during the six months ended June 30, 2024 compared to 2023.
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

Fee Related Earnings. Fee Related Earnings is a supplemental performance measure used to assess our ability to generate profits from fee-based revenues that are measured and received on a recurring basis. Fee Related Earnings differs from net income (loss) before provision for income taxes, computed in accordance with GAAP in that it adjusts for the items included in the calculation of Distributable Earnings, and also adjusts Distributable Earnings to exclude realized performance allocations income and related compensation expense, net insurance income, earnings from investments, net interest (interest income less interest expense), net realized gain (loss), income (loss) from consolidated fund investments, and, if applicable, certain general and net administrative expenses when the timing of any future payment is uncertain. Fee Related Earnings is not a measure of performance calculated in accordance with GAAP. The use of Fee Related Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. Our calculations of Fee Related Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers. During the second quarter of 2024, we revised our definition of Fee Related Earnings to account for the impact of fee related performance revenue related to our open-end funds, which have become more meaningful to our results of operations. However, this does not impact historical performance measures as no such fees have yet been realized, and therefore the revised definition will only effect Fee Related Earnings on a prospective basis.
Fee Related Revenues. Fee Related Revenues is a component of Fee Related Earnings. Fee Related Revenues includes fund management fees, transaction fees net of any third-party operating expenses, fee related performance revenue, net of fee related performance compensation, net earnings from Bridge property operators, development fees, fund administration fees, and other asset management and property income.
Fee related performance revenue comprises performance-based fees earned by our general partners from open-end funds. These fees are generally based on the investment returns, subject to preferred returns and/or high-watermarks, for the applicable measurement period of the open-end fund. Fee related performance revenues are measured and eligible to be received on a recurring basis and are not dependent on realization events from the underlying investments.
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

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$27,494	$(2,760)	$(9,305)	$(70,191)
Income tax expense (benefit)	9,996	7,468	(1,851)	1,624
Income (loss) before provision for income taxes	37,490	4,708	(11,156)	(68,567)
Depreciation and amortization	4,510	5,118	9,946	6,211
Impact of fund consolidation	(2,664)	2,259	(2,330)	2,259
Less: Unrealized performance allocations	(18,533)	19,284	43,138	126,309
Plus: Unrealized performance allocations compensation	(1,150)	(4,649)	2,027	(19,319)
Less: Unrealized losses (gains), net	4,859	1,368	6,728	(125)
Plus: Share-based compensation	12,732	11,119	24,542	20,479
Plus: Transaction and non-recurring costs(1)	424	—	1,066	4,118
Less: Cash (loss) income attributable to non-controlling interests in subsidiaries	(573)	865	(2,246)	2,721
Less: Net realized performance allocations attributable to non-controlling interests	(1,608)	(5,066)	(4,055)	(5,685)
Distributable Earnings attributable to the Operating Company	35,487	35,006	67,660	68,401
Realized performance allocations and incentive fees	(7,063)	(8,466)	(20,032)	(11,628)
Realized performance allocations and incentive fees compensation	3,748	498	11,156	2,230
Net realized performance allocations to non-controlling interests	1,608	5,066	4,055	5,685
Net insurance loss	(1,969)	(1,801)	(3,984)	(4,210)
Losses from investments in real estate	—	(215)	—	(215)
Net investment and interest (income) expense and realized (gain) loss	4,072	5,006	10,972	5,703
Plus: Fee related loss attributable to non-controlling interests in subsidiaries	(924)	(865)	(1,645)	(2,721)
Total Fee Related Earnings	34,959	34,229	68,182	63,245
Total Fee Related Earnings attributable to non-controlling interests	924	865	1,645	2,721
Total Fee Related Earnings attributable to the Operating Company	$35,883	$35,094	$69,827	$65,966
(1)    Transaction costs and non-recurring expenses represent transaction costs, severance and additional credit loss reserves written off related to BOF I as well as lease termination costs recognized in 2023 related to one of our corporate office leases.

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fund-level fee revenues
Fund management fees	$61,193	$60,353	$122,377	$114,202
Transaction fees	6,404	4,682	13,204	7,059
Total net fund-level fee revenues	67,597	65,035	135,581	121,261
Net earnings from Bridge property operators	1,778	2,828	4,516	6,071
Development fees	828	1,337	1,659	1,672
Fund administration fees	4,653	4,304	9,783	8,480
Other asset management and property income	5,514	2,636	8,179	5,433
Fee Related Revenues	80,370	76,140	159,718	142,917
Cash-based employee compensation and benefits	(38,715)	(35,248)	(78,624)	(66,870)
Net administrative expenses	(6,696)	(6,663)	(12,912)	(12,802)
Fee Related Expenses	(45,411)	(41,911)	(91,536)	(79,672)
Total Fee Related Earnings	34,959	34,229	68,182	63,245
Total Fee Related Earnings attributable to non-controlling interests	924	865	1,645	2,721
Total Fee Related Earnings to the Operating Company	35,883	35,094	69,827	65,966
Realized performance allocations and incentive fees	7,063	8,466	20,032	11,628
Realized performance allocations and incentive fees compensation	(3,748)	(498)	(11,156)	(2,230)
Net realized performance allocations attributable to non-controlling interests	(1,608)	(5,066)	(4,055)	(5,685)
Net insurance income	1,969	1,801	3,984	4,210
Earnings from investments in real estate	—	215	—	215
Net investment and interest income (expense) and realized gain (loss)	(4,072)	(5,006)	(10,972)	(5,703)
Distributable Earnings attributable to the Operating Company	$35,487	$35,006	$67,660	$68,401

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our condensed consolidated statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators (in thousands). The following table sets forth these components for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash-based employee compensation and benefits	$38,715	$35,248	$78,624	$66,870
Compensation expense of Bridge property operators	11,234	10,009	22,355	20,204
Share-based compensation	12,732	11,119	24,542	20,479
Employee compensation and benefits	$62,681	$56,376	$125,521	$107,553

Administrative expenses, net of Bridge property operators	$6,696	$6,663	$12,912	$12,802
Administrative expenses of Bridge property operators	3,090	3,976	6,829	7,612
Transaction and non-recurring costs	424	—	1,066	4,118
Impact of fund consolidation	(813)	2,233	(60)	2,233
General and administrative expenses	$9,397	$12,872	$20,747	$26,765

Unrealized (losses) gains	$(4,859)	$(1,368)	$(6,727)	$125
Net investment and interest income (expense) and realized gain (loss)	(4,072)	(5,006)	(10,972)	(5,704)
Non-FRE income attributable to non-controlling interest in subsidiaries	1,497	—	3,891	—
Impact of fund consolidation	1,666	—	2,236	—
Total other expense	$(5,768)	$(6,374)	$(11,572)	$(5,579)
Fee Related and Distributable Earnings Related to the Operating Company
Total Fee Related Earnings to the Operating Company increased by $0.8 million, or 2%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, while Distributable Earnings to the Operating Company increased by $0.5 million, or 1%, during the same period due to the following:
•Total fee related revenues increased by $4.2 million, or 6%, principally due to:
◦Fund management fees increased by $0.8 million, or 1%, primarily due to the timing of capital raising between 2024 and 2023; and
◦Transaction fees increased by $1.7 million, or 37%, primarily due to an increase in due diligence fees from real estate transactions for development and multifamily properties.
•Net earnings from Bridge property operators decreased by $1.1 million, or 37%, driven by a reduction in the number of internally managed seniors housing units as of June 30, 2024 compared to June 30, 2023.
•Other asset management and property income increased by $2.9 million, or 109%, which was attributed to additional accounting service fees and rebates received during 2024.

•Fee related expenses increased by $3.5 million, or 8%, principally due to an increase in cash-based employee compensation and benefits of $3.5 million, or 10%, and a 2.1% decrease in our fee-earning AUM during the first quarter of 2024.
•Net of related compensation, realized performance allocations and incentive fees decreased by $4.6 million, or 58%, compared to 2023, primarily due to the timing of realizations in Bridge Debt Strategies Funds II, III and IV.
Total Fee Related Earnings to the Operating Company increased by $3.9 million, or 6%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, while Distributable Earnings to the Operating Company decreased by $0.7 million, or 1%, during the same period due to the following:
•Total fee related revenues increased by $16.8 million, or 12%, principally due to:
◦Fund management fees increased by $8.2 million, or 7%, primarily due to the timing of capital raising between 2024 and 2023 and the Newbury Acquisition; and
◦Transaction fees increased by $6.1 million, or 87%, primarily due to an increase in due diligence fees from real estate transactions for development and multifamily properties.
•Net earnings from Bridge property operators decreased by $1.6 million, or 26%, driven by a reduction in the number of internally managed seniors housing units as of June 30, 2024 compared to June 30, 2023.
•Other asset management and property income increased by $2.7 million, or 51%, which was attributed to additional accounting service fees and rebates received during 2024.
•Fee related expenses increased by $11.9 million, or 15%, principally due to an increase in cash-based employee compensation and benefits of $11.8 million, or 18%, which is primarily attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation.
•Net of related compensation, realized performance allocations and incentive fees increased by $0.5 million, or 6%, compared to 2023, primarily due to the timing of realizations in Bridge Debt Strategies Funds II, III and IV.
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
As of June 30, 2024 and December 31, 2023, we had total assets of $1,244.5 million and $1,288.8 million, respectively, which included $75.2 million and $57.7 million of cash and cash equivalents, respectively, and total liabilities of $718.7 million and $743.5 million, respectively. As of June 30, 2024, $7.0 million was outstanding under the Credit Facility, with $143.0 million of available capacity. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.

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
We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to investors in our funds that are not reflected in our condensed consolidated financial statements. Refer to Note 16, “Commitments and Contingencies” and Note 17, “Variable Interest Entities” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information on commitments and contingencies and variable interest entities, respectively.
The following table presents a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$68,043	$72,676
Net cash provided by (used in) investing activities	11,469	(339,035)
Net cash (used in) provided by financing activities	(61,866)	153,039
Net increase (decrease) in cash, cash equivalents, and restricted cash	$17,646	$(113,320)
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
For the six months ended June 30, 2024 — cash provided by operating activities was $68.0 million, primarily consisting of adjustments for non-cash items of $91.1 million offset by a net loss during the period of $9.3 million and cash used for operating assets and liabilities of $13.7 million. Adjustments for non-cash items primarily consisted of a $43.1 million reversal of unrealized performance allocations, $24.5 million of share-based compensation, $8.7 million of equity in income of investments and $9.9 million of depreciation and amortization, which was partially offset by a reduction of $2.0 million in unrealized accrued performance allocations compensation.
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
For the six months ended June 30, 2024 — net cash provided by investing activities of $11.5 million primarily consisted of issuances of notes receivable related to our lending activities to affiliate entities of $194.0 million and $17.2 million for purchases of investments. These decreases were primarily offset by $199.4 million in collections of notes receivable and $17.2 million of proceeds from sale of investments.

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
For the six months ended June 30, 2024 — net cash used in financing activities of $61.9 million was largely due to $42.1 million of distributions paid to non-controlling interests and $7.9 million of dividends paid to our Class A common stockholders, which were partially offset by net proceeds of $27.0 million drawn on our Credit Facility and $16.0 million of capital contributions from non-controlling interests.
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
The interest rate in effect for the Credit Facility as of June 30, 2024 was approximately 7.48%. As of June 30, 2024, $7.0 million was outstanding on the Credit Facility.

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
On February 13, 2023, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $120.0 million of 5.99% notes with a seven-year term maturing on March 29, 2030 and $30.0 million of 6.10% notes with a ten-year term maturing on March 29, 2033 (the “2023 Private Placement Notes” and together with the 2020 and 2022 Private Placement Notes, the “Private Placement Notes”). The 2023 Private Placement Notes closed in connection with the closing of the Newbury Acquisition.
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
Debt Covenants
As of June 30, 2024 and December 31, 2023, the Company was in full compliance with all debt covenants.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023 and Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2024.
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
Interest Rate Risk
As of June 30, 2024, we had cash of $1.1 million deposited in non-interest bearing accounts and $74.1 million deposited in an interest-bearing account, with limited to no interest rate risk. In addition, our Credit Facility bears interest based on a margin over SOFR (see the disclosures contained in “—Corporate Credit Facilities”). Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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
There were no unregistered equity securities sold from April 1, 2024 to June 30, 2024, other than as previously disclosed in our current reports on Form 8-K.
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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: August 7, 2024	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Katherine Elsnab
Katherine Elsnab
Chief Financial Officer (Principal Financial Officer)