Form 10-Q
period 2024-09-30
Bridge Investment Group Holdings Inc.
filed 2024-11-07
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had 41,762,675 shares of Class A common stock ($0.01 par value per share) outstanding and 79,321,482 shares of Class B common stock ($0.01 par value per share) outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$61,944	$57,702
Restricted cash	12,252	9,558
Marketable securities, at fair value	17,017	19,838
Receivables from affiliates	46,956	44,370
Notes receivable from affiliates	40,262	48,275
Other assets	109,849	82,102
Other investments	183,749	203,661
Accrued performance allocations	339,467	381,993
Intangible assets, net	127,355	140,198
Goodwill	233,584	233,584
Deferred tax assets, net	74,388	67,537
Total assets	$1,246,823	$1,288,818
Liabilities and equity
Accrued performance allocations compensation	$56,285	$55,488
Accrued compensation and benefits	35,891	35,428
Accounts payable and accrued expenses	27,706	35,072
Due to affiliates	71,904	69,543
General Partner Notes Payable, at fair value	2,897	3,355
Insurance loss reserves	18,993	12,684
Self-insurance reserves	2,629	2,917
Line of credit	11,700	34,000
Other liabilities	48,728	48,386
Notes payable	447,143	446,597
Total liabilities	$723,876	$743,470
Commitments and contingencies (Note 16)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized; 0 issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 41,780,458 and 37,829,889 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	418	378
Class B common stock, $0.01 par value, 236,037,892 authorized; 79,321,482 and 80,618,708 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	793	806
Additional paid-in capital	102,739	88,330
Accumulated deficit	(15,306)	(14,465)
Accumulated other comprehensive income (loss)	133	(136)
Bridge Investment Group Holdings Inc. equity	88,777	74,913
Non-controlling interests in Bridge Investment Group Holdings LLC	264,797	291,254
Non-controlling interests in Bridge Investment Group Holdings Inc.	169,373	179,181
Total equity	522,947	545,348
Total liabilities and equity	$1,246,823	$1,288,818
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Fund management fees	$61,069	$61,450	$183,627	$175,616
Property management and leasing fees	17,690	19,507	55,390	58,536
Construction management fees	1,845	3,086	5,357	9,273
Development fees	896	247	2,555	1,919
Transaction fees	6,279	9,679	19,483	16,738
Fund administration fees	4,224	4,359	13,860	12,839
Insurance premiums	5,595	4,654	16,697	12,868
Other asset management and property income	3,908	3,289	12,087	8,732
Total revenues	101,506	106,271	309,056	296,521
Investment income (loss):
Incentive fees	—	—	—	41
Performance allocations:
Realized	10,434	20,225	30,466	31,812
Unrealized	612	(50,940)	(42,526)	(177,249)
Earnings from investments in real estate	—	537	—	752
Total investment income (loss)	11,046	(30,178)	(12,060)	(144,644)
Expenses:
Employee compensation and benefits	64,135	58,557	189,656	166,111
Incentive fee compensation	—	1	—	4
Performance allocations compensation:
Realized	6,165	2,712	17,320	4,939
Unrealized	759	1,788	2,787	(17,531)
Loss and loss adjustment expenses	7,206	2,953	14,324	6,957
Third-party operating expenses	3,363	5,520	10,875	16,849
General and administrative expenses	12,342	12,142	33,089	38,903
Depreciation and amortization	4,997	5,275	14,943	11,487
Total expenses	98,967	88,948	282,994	227,719
Other (expense) income:
Realized and unrealized (losses) gains, net	(3,254)	(519)	(10,757)	(399)
Interest income	4,271	4,428	14,412	11,609
Interest expense	(6,452)	(7,841)	(20,662)	(20,722)
Total other expense	(5,435)	(3,932)	(17,007)	(9,512)
Income (loss) before provision for income taxes	8,150	(16,787)	(3,005)	(85,354)
Income tax benefit (expense)	2,433	(1,107)	4,283	(2,731)
Net income (loss)	10,583	(17,894)	1,278	(88,085)
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(251)	(19,958)	(28,346)	(80,393)
Net income (loss) attributable to Bridge Investment Group Holdings LLC	10,834	2,064	29,624	(7,692)
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	6,168	1,770	17,571	(5,248)
Net income (loss) attributable to Bridge Investment Group Holdings Inc.	$4,666	$294	$12,053	$(2,444)
Earnings (loss) per share of Class A common stock (Note 20)
Basic	$0.11	$(0.04)	$0.28	$(0.25)
Diluted	$0.04	$(0.04)	$0.11	$(0.25)
Weighted-average shares of Class A common stock outstanding (Note 20)
Basic	32,991,925	25,956,587	32,268,068	25,392,481
Diluted	129,202,793	25,956,587	128,855,268	25,392,481
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$10,583	$(17,894)	$1,278	$(88,085)
Other comprehensive income—foreign currency translation adjustments, net of tax	242	20	269	85
Total comprehensive income (loss)	10,825	(17,874)	1,547	(88,000)
Less: comprehensive loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(251)	(19,958)	(28,346)	(80,393)
Comprehensive income (loss) attributable to Bridge Investment Group Holdings LLC	11,076	2,084	29,893	(7,607)
Less: comprehensive income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	6,168	1,770	17,571	(5,248)
Comprehensive income (loss) attributable to Bridge Investment Group Holdings Inc.	$4,908	$314	$12,322	$(2,359)
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of June 30, 2024	$416	$794	$99,545	$(14,632)	$(109)	$269,441	$170,320	$525,775
Net income (loss)	—	—	—	4,666	—	(251)	6,168	10,583
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	1	—	(4)	—	—	—	—	(3)
Capital contributions from non-controlling interests	—	—	—	—	—	718	—	718
Share-based compensation, net of forfeitures	1	(1)	4,931	—	—	174	5,519	10,624
Distributions	—	—	—	—	—	(5,285)	(14,367)	(19,652)
Dividends on Class A Common Stock/Units, $0.13 per share	—	—	—	(5,340)	—	—	—	(5,340)
Foreign currency translation adjustment	—	—	—	—	242	—	—	242
Reallocation of equity	—	—	(1,733)	—	—	—	1,733	—
Balance as of September 30, 2024	$418	$793	$102,739	$(15,306)	$133	$264,797	$169,373	$522,947

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of June 30, 2023	$328	$851	$83,374	$1,101	$(155)	$321,247	$208,915	$615,661
Net income (loss)	—	—	—	294	—	(19,958)	1,770	(17,894)
Conversion of profit interest awards	5	—	(5,648)	—	—	—	—	(5,643)
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	11	(10)	(154)	—	—	—	—	(153)
Capital contributions from non-controlling interests	—	—	—	—	—	12,616	—	12,616
Share-based compensation, net of forfeitures	—	—	4,817	—	—	209	5,629	10,655
Distributions	—	—	—	—	—	(13,972)	(24,038)	(38,010)
Dividends on Class A Common Stock/Units, $0.17 per share	—	—	—	(5,805)	—	—	—	(5,805)
Foreign currency translation adjustment	—	—	—	—	20	—	—	20
Reallocation of equity	—	—	(3,329)	—	—	—	3,329	—
Balance as of September 30, 2023	$344	$841	$79,060	$(4,410)	$(135)	$300,142	$195,605	$571,447
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2023	$378	$806	$88,330	$(14,465)	$(136)	$291,254	$179,181	$545,348
Net income (loss)	—	—	—	12,053	—	(28,346)	17,571	1,278
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	16	(13)	(289)	—	—	—	—	(286)
Capital contributions from non-controlling interests	—	—	—	—	—	16,700	—	16,700
Share-based compensation, net of forfeitures	24	—	15,963	—	—	531	18,648	35,166
Distributions	—	—	—	—	—	(16,742)	(44,225)	(60,967)
Dividends on Class A Common Stock/Units, $0.32 per share	—	—	—	(12,894)	—	—	—	(12,894)
Foreign currency translation adjustment	—	—	—	—	269	—	—	269
Reallocation of equity	—	—	(1,265)	—	—	1,400	(1,802)	(1,667)
Balance as of September 30, 2024	$418	$793	$102,739	$(15,306)	$133	$264,797	$169,373	$522,947

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2022	$295	$853	$63,939	$14,230	$(220)	$309,677	$257,545	$646,319
Net income (loss)	—	—	—	(2,444)	—	(80,393)	(5,248)	(88,085)
Conversion of profit interest awards	13	—	1,844	—	—	—	—	1,857
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	13	(11)	(152)	—	—	—	—	(150)
Fair value of non-controlling interest in acquired business	—	—	—	—	—	86,365	—	86,365
Capital contributions from non-controlling interests	—	—	—	—	—	16,845	—	16,845
Share-based compensation, net of forfeitures	23	(1)	13,485	—	—	1,007	16,620	31,134
Distributions	—	—	—	—	—	(33,359)	(73,368)	(106,727)
Dividends on Class A Common Stock/Units, $0.49 per share	—	—	—	(16,196)	—	—	—	(16,196)
Foreign currency translation adjustment	—	—	—	—	85	—	—	85
Reallocation of equity	—	—	(56)	—	—	—	56	—
Balance as of September 30, 2023	$344	$841	$79,060	$(4,410)	$(135)	$300,142	$195,605	$571,447
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,278	$(88,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,943	11,487
Amortization of financing costs and debt discount and premium	1,255	899
Share-based compensation	35,166	31,134
Equity in income of investments	11,853	3,883
Changes in unrealized loss on General Partner Notes Payable	(459)	(2,945)
Non-cash lease amortization	592	(44)
Reserve for credit losses	995	—
Unrealized performance allocations	42,526	177,249
Unrealized accrued performance allocations compensation	2,787	(17,531)
Change in deferred income taxes	(2,545)	(99)
Other non-cash adjustments	1,390	—
Changes in operating assets and liabilities:
Receivable from affiliates	(3,609)	5,256
Prepaid and other assets	(27,385)	(16,007)
Accounts payable and accrued expenses	(9,545)	(643)
Accrued payroll and benefits	463	4,522
Other liabilities	1,098	2,676
Insurance loss and self-insurance reserves	6,022	271
Accrued performance allocations compensation	(2,048)	94
Due to affiliates	—	(952)
Net cash provided by operating activities	74,777	111,165
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(22,156)	(54,945)
Proceeds from sale of investments	17,206	20,526
Distributions from investments	—	1,390
Sale of marketable securities	13,039	4,425
Issuance of notes receivable	(281,297)	(208,276)
Proceeds from collections on notes receivable	286,039	221,345
Purchase of tenant improvements, furniture and equipment	(130)	(1,992)
Cash paid for acquisition, net of cash acquired	—	(319,364)
Net cash provided by (used in) investing activities	12,701	(336,891)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	16,700	16,845
Distributions to non-controlling interests	(60,790)	(106,727)
Repayments of General Partner Notes Payable	—	(1,522)
Dividends paid on Class A common stock	(13,331)	(16,196)
Proceeds from revolving line of credit	324,950	400,000
Payments on revolving line of credit	(347,250)	(350,000)
Borrowings on private notes	—	150,000
Payments of deferred financing costs	(821)	(2,185)
Net cash (used in) provided by financing activities	(80,542)	90,215
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,936	(135,511)
Cash, cash equivalents and restricted cash - beginning of period	67,260	193,265
Cash, cash equivalents and restricted cash - end of period	$74,196	$57,754
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,400	$1,989
Cash paid for interest	25,006	22,240
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$1,639	$921
Write down of right-of-use assets and lease liabilities for lease terminations	—	(4,308)
Conversion of note receivable to equity interest investment	—	1,559
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	4,594	3,865
Deferred tax effect from conversion of profits interests awards	—	1,857
Non-controlling interest assumed in business combination	—	86,365
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$61,944	$47,860
Restricted cash	12,252	9,894
Cash, cash equivalents, and restricted cash	$74,196	$57,754

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
The Company’s principal asset is a controlling financial interest in the Operating Company through its ownership of the Operating Company’s Class A common units (“Class A Units”) and 100% of the Class B common units (“Class B Units”) (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 14, “Income Taxes,” for additional information. As of September 30, 2024, the Company held approximately 30% of the economic interest in the Operating Company. To the extent the Operating Company’s other members exchange their Class A Units into our Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Such estimates include those used in the valuation of investments, which directly affect accrued performance allocations and related compensation, the carrying amount of the Company's equity method investments, the measurement of deferred tax balances (including valuation allowances), and the accounting for goodwill and intangibles assets, all of which involve a high degree of judgement and complexity and may have a significant impact on net income. Actual results could differ from those estimates and such differences could be material.

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
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the condensed consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, which are based on asset valuations one quarter in arrears.
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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of September 30, 2024 and December 31, 2023, the Company had goodwill of $233.6 million.
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
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of September 30, 2024, there were no indicators of goodwill impairment.
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
Carried interest for our closed-end funds is allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s partnership agreement or other governing documents. At the end of each reporting period, a fund will allocate carried interest applicable to the Company based upon an assumed liquidation of that fund’s net assets on the reporting date, irrespective of whether such amounts have been realized. Carried interest is recorded to the extent such amounts have been allocated and may be subject to reversal to the extent that the amount allocated exceeds the amount due to the general partner based on a fund’s cumulative investment returns. Accordingly, the amount recognized as performance allocation revenue reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period.
Performance-based fees earned by our general partners from open-end funds are generally based on the investment returns, subject to preferred returns and/or high-watermarks, for the applicable measurement period of the open-end fund.
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
Performance-based fees for our open-end funds are measured and eligible to be received on a recurring basis and are not dependent on realization events from the underlying investments and are generally not subject to clawback once paid.

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

3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies”. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FUND MANAGEMENT FEES	2024	2023	2024	2023
Funds	$59,160	$59,543	$177,559	$170,892
Joint ventures and separately managed accounts	1,909	1,907	6,068	4,724
Total fund management fees	$61,069	$61,450	$183,627	$175,616

	Three Months Ended September 30,		Nine Months Ended September 30,
PROPERTY MANAGEMENT AND LEASING FEES	2024	2023	2024	2023
Multifamily	$7,787	$7,072	$23,061	$20,689
Seniors Housing	5,576	6,460	17,070	19,990
Office	1,863	3,517	7,610	10,443
Single-Family Rental	2,464	2,458	7,649	7,414
Total property management and leasing fees	$17,690	$19,507	$55,390	$58,536

	Three Months Ended September 30,		Nine Months Ended September 30,
CONSTRUCTION MANAGEMENT FEES	2024	2023	2024	2023
Multifamily	$1,473	$1,913	$4,032	$5,943
Office	96	818	474	2,341
Seniors Housing	269	194	690	492
Other	7	161	161	497
Total construction management fees	$1,845	$3,086	$5,357	$9,273

	Three Months Ended September 30,		Nine Months Ended September 30,
TRANSACTION FEES	2024	2023	2024	2023
Acquisition fees	$3,178	$7,310	$12,974	$10,441
Brokerage fees	3,101	2,369	6,509	6,297
Total transaction fees	$6,279	$9,679	$19,483	$16,738
For the three and nine months ended September 30, 2024 and 2023, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of the Company’s revenue was derived from operations in the United States.
As of September 30, 2024 and December 31, 2023, the Company had $21.4 million and $19.4 million, respectively, of deferred revenues, which is included in other liabilities on the condensed consolidated balance sheets for the periods then ended. During the nine months ended September 30, 2024, the Company recognized $18.8 million as revenue from amounts included in the deferred revenue balance as of December 31, 2023. The Company expects to recognize deferred revenues within a year of the balance sheet date.

For the nine months ended September 30, 2024, the Company recognized a credit loss of $2.4 million primarily related to receivables written off that were due from Bridge Office Fund LP (“BOF I”), and certain related joint ventures. The majority of the $2.4 million credit loss was related to fund management fees and fund administration fees recognized in the first quarter of 2024, of which $1.7 million is presented as a contra revenue in fund management fees, $0.4 million is presented as a contra revenue in fund administration fees, and $0.3 million is included in general and administrative expenses on the consolidated statement of operations. The credit loss was the result of unfavorable market conditions in the commercial office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets. The Company is no longer recognizing fund management fees or fund administration fees related to BOF I.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. The Company also holds common shares in a publicly traded company. As of September 30, 2024 and December 31, 2023, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2024:
Common shares in publicly traded company	$152	$—	$(79)	$73
Exchange traded funds	2,514	33	—	2,547
Mutual funds	14,123	208	66	14,397
Total marketable securities	$16,789	$241	$(13)	$17,017

December 31, 2023
Common shares in publicly traded company	$152	$—	$(17)	$135
Exchange traded funds	2,835	8	—	2,843
Mutual funds	16,793	95	(28)	16,860
Total marketable securities	$19,780	$103	$(45)	$19,838
5.    INVESTMENTS
The Company has interests in 191 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of investments in real estate, credit, renewable energy and secondaries. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	September 30, 2024	December 31, 2023
Accrued performance allocations(1)	$339,467	$381,993

Other investments:
Partnership interests in Company-sponsored funds(2)	156,053	177,718
Investments in third-party partnerships(3)	15,185	13,917
Other(4)	12,511	12,026
Total other investments	$183,749	$203,661
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
The Company recognized net investment income of $7.8 million and net investment loss of $31.2 million related to its accrued performance allocations and other investments for the three months ended September 30, 2024 and 2023, respectively, of which $11.0 million and $30.7 million, respectively, was related to accrued performance allocations recognized under the equity method. The Company recognized losses of $22.8 million and $145.8 million related to its accrued performance allocations and other investments for the nine months ended September 30, 2024 and 2023, respectively, of which $12.1 million and $145.4 million, respectively, was related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of September 30, 2024 and December 31, 2023, $56.3 million and $55.5 million, respectively, was payable to affiliates and is included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended.
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
The Company evaluates each of its equity method investments, excluding accrued performance allocations, to determine if any were significant as defined by the SEC. As of September 30, 2024 and December 31, 2023, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
6.    NOTES RECEIVABLE FROM AFFILIATES
As of September 30, 2024 and December 31, 2023, the Company had the following notes receivable from affiliates outstanding (in thousands):

	September 30, 2024	December 31, 2023
Bridge Single-Family Rental Fund IV	$3,624	$13,624
Bridge Office Fund II(1)	15,700	13,000
Bridge Office Holdings LLC	15,000	15,000
Total notes receivable from affiliates	$34,324	$41,624

Notes receivable from employees	5,938	6,651
Total notes receivable from affiliates	$40,262	$48,275
(1)     In October 2024, Bridge Office Fund II repaid $2.7 million of the outstanding balance on its note receivable.
Interest on the notes receivable from affiliates accrued at a weighted-average fixed rate of 4.93% and 4.83% per annum as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company determined any reserve for credit losses related to our notes receivable from affiliates were immaterial. In making this determination management considered various factors, including the impact of challenged debt and equity capital markets that have persisted throughout 2023 and 2024, which have been particularly unfavorable in the office sector. Management considered the impact of market conditions on the estimated fair values of the underlying assets, and determined the estimated fair values were sufficient to recover the corresponding notes receivable as of September 30, 2024. Management will continue to monitor the notes receivable from affiliates for potential credit losses as facts and circumstances change.
During 2024 and 2023, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers. As of September 30, 2024 and December 31, 2023, the aggregate outstanding principal amount outstanding was $5.9 million and $6.7 million, respectively. These employee notes receivable have staggered maturity dates beginning in 2025. Certain employee loans are interest-only for the first two years after origination. The employee notes receivable accrued interest at a weighted-average rate of 4.50% and 5.05% per annum as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, the Company had approximately $1.6 million and $1.3 million, respectively, of interest receivable outstanding, which is included in receivables from affiliates on the accompanying condensed consolidated balance sheets for the periods then ended.
7.    FAIR VALUE MEASUREMENTS
Equity Securities: Equity securities traded on a national securities exchange are stated at the last reported sales price as of the condensed consolidated balance sheet dates, September 30, 2024 and December 31, 2023. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the condensed consolidated balance sheet dates, September 30, 2024 and December 31, 2023. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the condensed consolidated balance sheet dates, September 30, 2024 and December 31, 2023. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
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

The following table presents assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
September 30, 2024
Assets:
Common shares in publicly traded company	$73	$—	$—	$—	$73
Exchange traded funds	2,547	—	—	—	2,547
Mutual funds	14,397	—	—	—	14,397
Accrued performance allocations	—	—	—	339,467	339,467
Partnership interests	—	—	—	171,238	171,238
Other investments	—	—	12,511	—	12,511
Total assets at fair value	$17,017	$—	$12,511	$510,705	$540,233

Liabilities:
General Partner Notes Payable	$—	$—	$—	$2,897	$2,897

December 31, 2023
Assets:
Common shares in publicly traded company	$135	$—	$—	$—	$135
Exchange traded funds	2,843	—	—	—	2,843
Mutual funds	16,860	—	—	—	16,860
Accrued performance allocations	—	—	—	381,993	381,993
Partnership interests	—	—	—	191,635	191,635
Other investments	—	—	12,026	—	12,026
Total assets at fair value	$19,838	$—	$12,026	$573,628	$605,492

Liabilities:
General Partner Notes Payable	$—	$—	$—	$3,355	$3,355
The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2023	$12,026
Purchases	259
Sales	(1,559)
Net unrealized gains (losses)	1,785
Balance as of September 30, 2024	$12,511

Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
September 30, 2024:
Accrued performance allocations	$339,467	N/A

Partnership interests:
Company-sponsored open-end fund	$29,147	$—
Company-sponsored closed-end funds	126,906	6,388
Third-party closed-end funds	15,185	6,367
Total partnership interests	$171,238	$12,755

December 31, 2023:
Accrued performance allocations	$381,993	N/A

Partnership interests:
Company-sponsored open-end fund	$46,530	$—
Company-sponsored closed-end funds	131,188	7,662
Third-party closed-end funds	13,917	7,955
Total partnership interests	$191,635	$15,617
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
The following table presents the carrying amounts and estimated fair values of financial instruments reported at amortized cost (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
As of September 30, 2024:
Notes payable (private notes)	$—	$—	$432,872	$432,872	$450,000

As of December 31, 2023:
Notes payable (private notes)	$—	$—	$423,263	$423,263	$450,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. As of September 30, 2024, the discount rate range used in determining the fair value of the private notes was between 5.75% and 7.76%. An increase in market interest rates would decrease the estimated fair value of the private notes.

8.    BUSINESS COMBINATION AND GOODWILL
Acquisition of Newbury Partners LLC
On March 31, 2023 (the “Acquisition Date”), affiliates of Bridge closed on an acquisition to purchase substantially all of the assets of Newbury Partners LLC (“Newbury”), a Delaware limited liability company, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Operating Company, Newbury Partners-Bridge LLC, a Delaware limited liability company (an indirect wholly owned subsidiary of the Operating Company), Newbury, Richard Lichter and RLP Navigator LLC, a Delaware limited liability company. Bridge acquired substantially all of Newbury’s assets and assumed certain of Newbury’s liabilities for total consideration of $320.1 million paid in cash, subject to certain purchase price adjustments as set forth in the Asset Purchase Agreement (the “Newbury Acquisition”).
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
As part of the Newbury Acquisition, approximately $0.7 million of liabilities were assumed by the Operating Company as part of the total consideration. As of September 30, 2024, none of the assumed liabilities remained outstanding.

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

As part of its property management business, the Company arranges for property and casualty risk management for the properties and entities affiliated with the Company (the “Insurance Program”) through BIGRM. The Company uses a broker to arrange for insurers to provide coverage deemed necessary by management and required by lenders or property owners. Under the terms of the risk management program, each property has a $100,000 deductible for property claims, or $250,000 for multifamily property claims, and $25,000 casualty claims for insured events. Insured property losses in excess of $100,000 for multifamily properties and $100,000 of commercial office properties are self-insured or fully insured as described below.
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. As of September 30, 2024, the Company’s SIR includes a layer of losses that the Company is responsible for satisfying after the properties have met their $250,000 deductible for each claim. That layer covers losses between $100,000 and $250,000, with an annual aggregate limit of $3.0 million. All losses above $250,000 are fully insured. With respect to winter freeze losses, the Company’s SIR is $100,000 per location and not to exceed $1.5 million in the aggregate for any one occurrence or $3.0 million in the aggregate if more than one location is involved. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover 100% of the $5.0 million layer above all other risks deductibles and SIR, 100% of the $1.5 million per occurrence or $3.0 million in the aggregate for winter freeze deductible and SIR. All losses above $5.0 million are fully insured by multiple outside insurance carriers. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $100,000 deductibles and SIR of $250,000 as outlined above.
For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through September 30, 2024. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of September 30, 2024 and December 31, 2023, the Company had reserved $19.0 million and $12.7 million, respectively.
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $225,000 per individual per year and a maximum claim liability of $19.4 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of September 30, 2024 and December 31, 2023, the Company had reserved $2.6 million.

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

		Fair Value
	Commitment	September 30, 2024	December 31, 2023
Bridge Seniors Housing Fund I	$4,775	$2,802	$3,263
Bridge Multifamily Fund III	9,300	95	92
Total	$14,075	$2,897	$3,355
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
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.65% to 3.15% over Term SOFR as determined by the Operating Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.90% to 2.40% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreement, but the Credit Facility requires paydown at least once annually or if the aggregate commitment exceed certain thresholds for an extended period of time.
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
As of September 30, 2024, the outstanding balance on the Credit Facility was $11.7 million with an interest rate in effect of approximately 7.40%. During the three and nine months ended September 30, 2024, the Operating Company incurred interest expense of approximately $0.4 million and $2.2 million and unused commitments fees of $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2023, the Operating Company incurred interest expense of approximately $1.2 million and $4.2 million and unused commitments fees of $0.1 million and $0.2 million, respectively.
Debt issuance costs related to the Credit Facility are included in other assets in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, the Operating Company was in full compliance with all debt covenants.
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
As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs were $2.9 million and $3.4 million, respectively, and the net carrying value of the Private Placement Notes was $447.1 million and $446.6 million, respectively. As of September 30, 2024, the Operating Company was in full compliance with all debt covenants.
The following table presents scheduled principal payments of the Private Placement Notes as of September 30, 2024 (in thousands):

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
During the three months ended September 30, 2024 and 2023, interest expense was $5.7 million. During the nine months ended September 30, 2024 and 2023, interest expense was $17.0 million and $14.8 million, respectively.
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
The following tables summarize realized gains (losses) on investments and other financial instruments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$432	$(939)	$(507)	$(2,474)	$883	$(1,591)
Investment in third-party partnerships	(120)	(2,596)	(2,716)	(241)	65	(176)
Other investments	—	(566)	(566)	—	—	—
General Partner Notes Payable	—	237	237	(136)	1,426	1,290
Total realized and unrealized gains (losses)	$312	$(3,864)	$(3,552)	$(2,851)	$2,374	$(477)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(417)	$(11,860)	$(12,277)	$(1,755)	$(1,188)	$(2,943)
Investment in third-party partnerships	(381)	81	(300)	(391)	98	(293)
Other investments	—	1,785	1,785	—	—	—
General Partner Notes Payable	—	—	—	(327)	3,003	2,676
Total realized and unrealized (losses) gains	$(798)	$(9,994)	$(10,792)	$(2,473)	$1,913	$(560)
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
The deferred income tax asset related to the TRA and the corresponding TRA liability as of September 30, 2024 was $71.3 million and $71.9 million, respectively, and $67.0 million and $69.5 million as of December 31, 2023, respectively. The increase in the TRA and corresponding TRA liability during the three and nine months ended September 30, 2024 was primarily attributed to the redemption of Class A units, which is further described in Note 15.
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
The Company’s estimated annual effective tax rate (“AETR”) was approximately 90.2% for the three and nine months ended September 30, 2024.
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
As of September 30, 2024, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next twelve months.
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
During the nine months ended September 30, 2024, 1,622,944 Class A Units were redeemed, with the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of September 30, 2024, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 236,037,892 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of September 30, 2024, 41,780,458 shares of our Class A common stock (including Restricted Stock) were outstanding, 79,321,482 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.
The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the nine months ended September 30, 2024:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2023	30,273,513	7,556,376	80,618,708
Class A common stock issued - unitholder conversions	1,622,944	—	(1,297,226)
Class A restricted common stock issued	5,498	2,667,041
Class A restricted common stock forfeited	—	(344,914)	—
Class A restricted common stock vested	1,290,619	(1,290,619)	—
Balance as of September 30, 2024	33,192,574	8,587,884	79,321,482

Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the condensed consolidated statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the three and nine months ended September 30, 2024 and 2023, the Company declared and paid the following dividends on our Class A common stock (dollar amounts in thousands, except per share data):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 8, 2024	March 22, 2024	$0.07	$2,582
May 31, 2024	June 14, 2024	0.12	4,972
August 30, 2024	September 13, 2024	0.13	5,340
		$0.32	$12,894

March 10, 2023	March 24, 2023	$0.17	$5,541
June 2, 2023	June 16, 2023	0.15	4,850
September 1, 2023	September 15, 2023	0.17	5,805
		$0.49	$16,196
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
Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three and nine months ended September 30, 2024, $5.3 million and $16.7 million, respectively, was distributed to non-controlling interests in the Operating Company and $14.4 million and $44.2 million, respectively, was distributed to non-controlling interest in the Company. During the three and nine months ended September 30, 2023, $14.0 million and $33.4 million, respectively, was distributed to the Operating Company’s members, and $24.0 million and $73.4 million, respectively, was distributed to non-controlling interests in the Operating Company.
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
As of September 30, 2024, the Company is the sole managing member of the Operating Company, and owns 41,780,458 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which represents 30% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.

The following table presents a reconciliation of the Operating Company’s Class A Units and Class B Units for the nine months ended September 30, 2024:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2023	130,084,585	97,463,981
Issuance of Class A Units	669,345	—
Forfeiture of unvested Class A Units	(114,117)	—
Balance as of September 30, 2024	130,639,813	97,463,981
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
The following table summarizes the Company’s leases as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	September 30, 2024	December 31, 2023
Right-of-use assets, included in Other assets	$16,143	$17,491
Lease Liabilities, included in Other liabilities	18,801	19,557

Weighted-average remaining lease term (in years)	5.4	5.9
Weighted-average discount rate	4.95%	4.82%
The components of lease expense included in general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$1,248	$1,025	$3,770	$3,367
Variable lease costs	23	58	150	164
Total lease costs, included in general and administrative expenses	$1,271	$1,083	$3,920	$3,531

Cash paid for amounts included in the measurement of operating lease liabilities	$2,381	$1,297	$3,098	$3,482

As of September 30, 2024, the maturities of operating lease liabilities were as follows (in thousands):

2024 (excluding the nine months ended September 30, 2024)	$1,275
2025	5,134
2026	4,618
2027	3,825
2028	1,251
2029	1,222
Thereafter	4,275
Total lease liabilities	21,600
Less: Imputed interest	(2,799)
Total operating lease liabilities	$18,801
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
As of September 30, 2024 and December 31, 2023, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $197.8 million, of which $155.4 million is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of September 30, 2024, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of September 30, 2024, the Company has guaranteed a $10.1 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of September 30, 2024, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.
Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of September 30, 2024. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

The Company may incur contingent liabilities for claims that may be made against it in the future. The Company enters into contracts that contain a variety of representations, warranties and covenants. For example, the Company, and certain of the Company’s funds have provided non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, environmental indemnities, mechanics liens, and performance guarantees, including completion, interest and guarantees, in connection with certain investment vehicles that the Company manages. The Company’s maximum exposure under these arrangements is currently unknown, and the Company’s liabilities for these matters would require a claim to be made against the Company in the future.
The Operating Company may provide guarantees to a lending institution for certain loans held by employees for investment in Bridge funds not to exceed $8.0 million. There were no outstanding loans guaranteed by the Operating Company under this program as of September 30, 2024.
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $171.2 million and $191.6 million as of September 30, 2024 and December 31, 2023, respectively, which is included in other investments on the condensed consolidated balance sheets for the periods then ended.
The Operating Company consolidates certain VIEs for which it is the primary beneficiary. Pre-IPO VIEs consisted of certain operating entities not wholly owned by the Company and included BSHM, Bridge Debt Strategies Fund Manager LLC, BOFM, Bridge Agency MBS Fund Manager LLC, Bridge Net Lease Fund Manager LLC, Bridge Logistics Properties Fund Manager LLC, and certain Bridge GPs. As part of the Transactions and IPO, the Operating Company acquired the non-controlling interest of its consolidated subsidiaries BSHM and BOFM, which was accounted for as an equity transaction with no gain or loss recognized in combined net income for the period then ended. The carrying amounts of the non-controlling interest in BSHM and BOFM were adjusted to zero.
In 2023, the Company made a direct investment in Bridge Solar Energy Development Fund LP. Due to the timing of capital raising, the Company’s equity interests in the fund was considered significant to the fund as of September 30, 2024, and as a result the fund was consolidated in the Company’s financial statements for the period then ended. Subsequent to September 30, 2024, additional limited partner capital commitments were funded to Bridge Solar Energy Development Fund LP, which resulted in the Company no longer being considered the primary beneficiary of the VIE. Therefore, the Company’s direct investment in Bridge Solar Energy Development Fund LP was deconsolidated as of such date, and will be reported as an equity method investment on a prospective basis.
The assets of the Operating Company’s consolidated VIEs totaled $1,166.3 million and $1,221.1 million as of September 30, 2024 and December 31, 2023, respectively, while the liabilities of the consolidated VIEs totaled $658.8 million and $681.7 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.

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
Receivables from affiliates were comprised of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Fees receivable from non-consolidated funds	$28,165	$22,222
Payments made on behalf of and amounts due from non-consolidated entities	18,791	22,148
Total receivables from affiliates	$46,956	$44,370
For the nine months ended September 30, 2024, the Company recognized a credit loss of $2.4 million primarily related to receivables written off that were related to BOF I and certain related joint ventures. The majority of the $2.4 million credit loss was related to fund management fees and fund administration fees recognized in the first quarter of 2024, $1.7 million is presented as a contra revenue in fund management fees, $0.4 million is presented as a contra revenue in fund administration fees, and $0.3 million is included in general and administrative expenses on the consolidated statement of operations for the period then ended. The credit loss reserve was the result of unfavorable market conditions in the commercial office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets.
Notes Receivable from Affiliates
As of September 30, 2024 and December 31, 2023, the Company had total notes receivable from affiliates of $40.3 million and $48.3 million, respectively. Refer to Note 6, “Notes Receivable from Affiliates” for additional information.
Due to Affiliates
As of September 30, 2024 and December 31, 2023, the Company had accrued $71.9 million and $69.5 million of due to affiliates, respectively, in connection with the TRA, which was included in due to affiliates on the condensed consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 14, “Income Taxes” for additional information.
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of September 30, 2024 and December 31, 2023, there was $0.5 million of declared distributions that had not yet been distributed to Original Equity Owners.

19.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of our Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of our Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (including membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2024, the number of shares available under the 2021 Incentive Award Plan increased to 14,143,131. As of September 30, 2024, 5,249,636 shares remained available for future grants. Restricted Stock and RSUs issued before January 1, 2024 are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. Restricted Stock and RSUs issued on or after January 1, 2024 are subject to graded vesting with approximately one-quarter of such grants vesting on the first, second, third and fourth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.
The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the condensed consolidated statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. For the three and nine months ended September 30, 2024, the Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $0.5 million and $2.6 million, respectively. For the three and nine months ended September 30, 2023, the Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $0.2 million and $0.7 million, respectively.
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
During the nine months ended September 30, 2024, 45,400 RSUs were issued at a weighted-average fair value per share of $9.22.
The following table summarizes Restricted Stock activity for the nine months ended September 30, 2024:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2023	7,556,376	$16.99
Issued	2,667,041	9.60
Vested	(1,290,619)	17.02
Forfeited	(344,914)	14.53
Balance as of September 30, 2024	8,587,884	$14.79
The total value at grant date of Restricted Stock and RSUs granted during the nine months ended September 30, 2024 was $25.6 million and $0.4 million, respectively. As of September 30, 2024, 8,587,884 shares of Restricted Stock and 141,437 RSUs were expected to vest with fair value of $84.8 million and $1.4 million, respectively.
As of September 30, 2024, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $50.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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
As of September 30, 2024, the aggregate unrecognized compensation cost for all unvested profits interests awards was $22.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.
The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Profits interests award shares	$2,728	$3,202	$8,607	$9,135
Restricted Stock and RSUs	7,896	7,453	26,559	21,999
Total share-based compensation	$10,624	$10,655	$35,166	$31,134

As of September 30, 2024, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of September 30, 2024
	Total	Restricted Stock and RSUs	Profits Interests Awards
Remainder of 2024	$12,066	$9,477	$2,589
2025	34,317	24,883	9,434
2026	18,621	12,343	6,278
2027	6,740	3,639	3,101
2028	841	204	637
Total	$72,585	$50,546	$22,039
20.    EARNINGS (LOSS) PER SHARE
The following table presents our earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Bridge Investment Group Holdings Inc.	$4,666	$294	$12,053	$(2,444)
Less:
Distributions on Restricted Stock and RSUs	(1,133)	(1,361)	(2,902)	(3,809)
Net income (loss) available to Class A common shareholders - basic	$3,533	$(1,067)	$9,151	$(6,253)
Incremental net income from assumed exchange of Class A units	1,340	—	5,367	—
Net income (loss) available to Class A common stockholders, diluted	$4,873	$(1,067)	$14,518	$(6,253)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	32,991,925	25,956,587	32,268,068	25,392,481
Incremental shares from assumed exchange of Class A units	96,210,868	—	96,587,200	—
Weighted-average shares of Class A common stock outstanding—diluted	129,202,793	25,956,587	128,855,268	25,392,481

Earnings (loss) per share of Class A common stock—basic	$0.11	$(0.04)	$0.28	$(0.25)
Earnings (loss) per share of Class A common stock—diluted	$0.04	$(0.04)	$0.11	$(0.25)
Basic earnings (loss) per share is calculated by dividing earnings or losses available to our Class A common shareholders by the weighted-average number of our Class A common shares outstanding for the period. Restricted Stock and RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested Restricted Stock and RSUs have been excluded, as applicable, from earnings available to our Class A common stockholders used in basic and diluted earnings per share.

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
21.    SUBSEQUENT EVENTS
Credit Facility
On October 10, 2024, the Company repaid the outstanding balance of $11.7 million on its Credit Facility.

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
Overview
We are a leading alternative investment manager, diversified across specialized asset classes, with approximately $49.2 billion of AUM as of September 30, 2024. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and other alternative investments that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of global institutions and individual investors across our investment strategies.
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

•Our ability to generate strong, stable returns and retain investor capital throughout the market cycle. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, management fees and performance fees. Although our AUM and fees generated have grown significantly since our inception and particularly in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the real estate space in which we specialize, could negatively affect our future growth rate. Ongoing economic headwinds continue to put downward pressure on occupancy rates, valuations, transaction volumes and the availability of financing in the commercial office sector, which represented 3% of our AUM as of September 30, 2024. We are no longer collecting fund management fees or fund administration fees on Bridge Office Fund LP (“BOF I”), which previously contributed $2.0 million to revenue on a quarterly basis. During the nine months ended September 30, 2024, we recognized a credit loss of $1.7 million related to BOF I, and certain joint venture management fees, which was attributed to fees recognized during the first quarter of 2024, as well as $0.4 million credit loss for fund administration fees beginning in the third quarter of 2024. During the three months ended September 30, 2024, we also began reserving fund management fees and fund administration fees for Bridge Office Fund II LP (“BOF II”) totaling $0.7 million. We also have a $15.0 million outstanding unsecured loan to a subsidiary of BOF I, as well as a $15.7 million outstanding unsecured loan to BOF II, both of which were determined to still be recoverable as of September 30, 2024. In October 2024, BOF II repaid $2.7 million of the outstanding balance of its note receivable. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities. Our ability to retain and attract fund investors also depends on our ability to build and maintain strong relationships with both existing and new fund investors, many of whom place significant emphasis on an asset manager’s track record of strong fund performance and distributions. While we believe that our reputation for generating attractive risk-adjusted returns is favorable to our ability to continue to attract investors, we may face greater challenges in raising capital for new investment strategies as we continue to expand our market presence and asset classes.
•Our ability to source investments with attractive risk-adjusted returns. Our ability to continue to grow our revenue is dependent on our continued ability to source and finance attractive investments and efficiently deploy the capital that we have raised. Capital deployed may vary significantly from period to period with the fluctuating availability of attractive opportunities, which are dependent on a number of factors, including debt financing, the general macroeconomic environment, market positioning, valuation, size, the liquidity of such investment opportunities, and the long-term nature of our investment strategies. Each of these factors impacts our ability to efficiently and effectively invest our pool of fund capital and maintain revenue growth over time. Increases in prevailing interest rates could affect not only our returns on debt and mortgage-backed securities, but also our ability to deploy capital for Bridge-sponsored funds due to the increased cost of, and ability to secure, borrowings. Moreover, with respect to our Debt Strategies and Agency MBS Funds, macro-economic trends or adverse credit and interest rate environments affecting the quality or quantity of new issuance debt and mortgage-backed securities or a substantial increase in defaults could adversely affect our ability to source investments with attractive risk-adjusted returns.
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

Business Environment
Global markets have shifted dramatically over the last several years, experiencing significant volatility driven by increasing concerns over persistent inflation, high interest rates, slowing economic growth and geopolitical uncertainty. In 2022, inflation reached multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that created, and are likely to continue to create, headwinds to economic growth. However, in the latter part of 2023 the U.S. economy began to show signs of growth, with a strong labor market and deceleration of inflation. In response to these trends, the Federal Reserve paused interest rate increases in the fourth quarter of 2023. During 2024, inflation continued to decelerate and moderated at approximately 2.5%, which led to the Federal Reserve making its first rate cut in four years during its September 2024 meeting. It is expected that the Federal Reserve will make additional rate cuts in coming quarters.
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
Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of September 30, 2024, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.50% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.

Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of September 30, 2024, we managed approximately 100% of the multifamily properties, 100% of the workforce and affordable housing properties, 66% of the office properties, and 55% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.0% for multifamily and workforce and affordable housing properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the condensed consolidated statements of operations.
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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of September 30, 2024, we had approximately $17.9 billion of carry-eligible fee-earning AUM across approximately 54 funds and other vehicles, of which 19 were in accrued carried interest positions.

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
Performance allocations include the allocation of performance-based fees to us from limited partners in the funds in which we hold an equity interest. We are entitled to a performance allocation (typically 15% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 6% to 8%), in accordance with the terms set forth in the respective fund’s governing documents. Performance-based fees earned by our general partners from open-end funds are generally based on the investment returns, subject to preferred returns and/or high-watermarks, for the applicable measurement period of the open-end fund. Performance-based fees are measured and eligible to be received on a recurring basis and are not dependent on realization events from the underlying investments.
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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 5.03%. The Credit Facility (as defined herein) incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“Term SOFR”) and an unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. As of September 30, 2024, the interest rate on our Credit Facility was approximately 7.40%.

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

The following table presents a rollforward of our AUM for the three and nine months ended September 30, 2024 and 2023 (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AUM as of beginning of period	$48,925	$48,892	$47,702	$43,292
New capital / commitments raised(1)	289	298	744	6,479
Distributions / return of capital(2)	(327)	(572)	(1,097)	(1,085)
Change in fair value and acquisitions(3)	307	809	1,845	741
AUM as of end of period	$49,194	$49,427	$49,194	$49,427
Increase	$269	$535	$1,492	$6,135
Increase %	0.5%	1.1%	3.1%	14.2%
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
Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The following table presents a rollforward of our total fee-earning AUM for the three and nine months ended September 30, 2024 and 2023 (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fee-earning AUM as of beginning of period	$21,485	$22,238	$21,703	$17,334
Increases (capital raised/deployment)(1)	469	409	972	5,633
Changes in fair market value	(8)	11	25	(2)
Decreases (liquidations/other)(2)	(177)	(879)	(931)	(1,186)
Fee-earning AUM as of end of period	$21,769	$21,779	$21,769	$21,779
Increase (decrease)	$284	$(459)	$66	$4,445
Increase (decrease) %	1.3%	(2.1)%	0.3%	25.6%
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
Fee-earning AUM was relatively flat as of September 30, 2024 compared to September 30, 2023, which was largely attributed to the timing of capital raising activities and deployment, changes in fee basis for certain funds from committed to invested capital or NAV, and depreciation in fair value between periods.

The following table summarizes the balances of fee-earning AUM by fund as of September 30, 2024 and 2023 and December 31, 2023 (in millions):

	As of September 30,		As of December 31,
	2024	2023	2023
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,774	$2,774	$2,774
Bridge Multifamily Fund V	2,239	2,233	2,233
Newbury Equity Partners Fund V	1,951	1,951	1,951
Bridge Opportunity Zone Fund IV	1,476	1,476	1,476
Newbury Equity Partners Fund IV	1,408	1,408	1,408
Bridge Workforce Fund II	1,372	1,149	1,178
Bridge Multifamily Fund IV	1,357	1,384	1,384
Bridge Opportunity Zone Fund III	1,019	1,019	1,019
Bridge Debt Strategies Fund III	840	841	839
Bridge Seniors Housing Fund II	782	782	782
Bridge Seniors Housing Fund I	615	615	615
Bridge Opportunity Zone Fund V	550	550	550
Bridge Workforce Fund I	534	556	545
Bridge Opportunity Zone Fund I	482	482	482
Newbury Equity Partners Fund III	408	886	889
Bridge Opportunity Zone Fund II	408	408	408
Bridge Debt Strategies IV JV Partners	406	440	520
Bridge Debt Strategies Fund V	338	—	70
Bridge Net Lease Industrial Income Fund	302	261	289
Bridge Logistics U.S. Venture I	296	285	301
Bridge Agency MBS Fund	260	221	271
Bridge Debt Strategies Fund II	246	280	266
Bridge Opportunity Zone Fund VI	236	85	152
Bridge Single-Family Rental Fund IV	233	233	233
Newbury Equity Partners Fund VI	211	49	110
Bridge Multifamily Continuation Fund	190	190	190
Bridge Workforce Fund III	189	—	—
Bridge Office Fund II	162	161	163
Bridge Logistics U.S. Venture II	98	26	40
Bridge Office III JV Partners	92	92	92
Bridge Seniors Housing Fund III	69	65	68
Bridge Debt Strategies III JV Partners	57	137	130
Bridge Office I JV Partners	51	108	71
Bridge Debt Strategies II JV Partners	33	138	126
Bridge Single-Family Rental Fund III	32	32	32
Bridge Office II JV Partners	21	21	21
Bridge Solar Energy Development Fund I	14	16	16
Bridge Debt Strategies V JV Partners	9	—	10
Bridge Workforce II JV Partners	7	—	—
Bridge Solar I JV Partners	2	—	—

	As of September 30,		As of December 31,
	2024	2023	2023
Fee-Earning AUM by Fund
Bridge Office Fund I	—	424	—
Bridge Ventures Fund I	—	1	—
Total Fee-Earning AUM	$21,769	$21,779	$21,704
Average remaining fund life of closed-end funds, in years	6.4	7.0	6.8
Undeployed Capital
As of September 30, 2024, we had $2.9 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $1.6 billion is currently fee-earning based on commitments and $1.2 billion will be fee-earning if and when it is deployed.
Our Performance
We have a demonstrated record of producing attractive returns for our fund investors across our platforms. Our historical investment returns for our closed-end funds by platform are shown in the chart below (dollar amounts in millions):

	Investment Performance Summary as of September 30, 2024
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2013)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Apr 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	904	2,004	—	N/A	2,004	2.22x	18.4%	17.9%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,665	1,537	566	2,264	1.81x	2,830	1.84x	12.9%	12.7%
Bridge Multifamily V (Jul 2021, to present)	2,257	1,700	1,355	60	1,015	0.79x	1,075	0.79x	(18.3)%	(16.7)%
Bridge MF Continuation Vehicle (N/A)	201	220	187	4	248	1.34x	252	1.35x	22.6%	22.6%
Total Multifamily Funds(12)	$5,680	$3,585	$4,738	$4,179	$3,527	1.32x	$7,706	1.63x	14.3%	14.0%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$665	$598	$239	$902	1.84x	$1,141	1.91x	11.7%	11.7%
Bridge Workforce Housing II (Aug 2020, Aug 2024)	1,741	1,624	1,403	166	1,302	1.05x	1,468	1.05x	(1.9)%	(1.6)%
Total Workforce & Affordable Housing Funds(12)	$2,360	$2,289	$2,001	$405	$2,204	1.27x	$2,609	1.30x	5.7%	5.7%

Secondaries
Newbury Equity Partners I (Sep 2006, Mar 2013)	$702	$—	$631	$1,039	$17	1.63x	$1,056	1.67x	8.2%	8.1%
Newbury Equity Partners II (Oct 2009, Oct 2015)	1,024	—	860	1,529	87	1.75x	1,616	1.88x	14.9%	14.8%
Newbury Equity Partners III (Jul 2013, Mar 2019)	1,102	—	987	1,385	407	1.79x	1,792	1.82x	14.2%	12.5%
Newbury Equity Partners IV (May 2017, Feb 2023)	1,447	739	1,283	873	1,521	1.90x	2,394	1.87x	15.3%	13.1%
Newbury Equity Partners V (Nov 2019, to present)	2,000	1,531	1,681	289	2,026	1.37x	2,316	1.38x	12.0%	10.0%
Total Secondaries Funds(12)	$6,275	$2,270	$5,442	$5,115	$4,058	1.65x	$9,173	1.69x	12.4%	11.6%

	Investment Performance Summary as of September 30, 2024
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
Single-Family Rental
Bridge SFR Predecessor Fund I (Jan 2013, Jan 2015)	$51	$—	$47	$165	$—	N/A	$165	3.53x	15.7%	15.7%
Bridge SFR Predecessor Fund II (Jan 2015, Jan 2017)	90	—	81	233	—	N/A	233	2.88x	16.5%	16.5%
Bridge SFR Predecessor Fund III (Aug 2019, Aug 2022)	34	44	31	—	63	2.05x	63	2.05x	14.6%	14.6%
Bridge Single-Family Rental IV (Jan 2022, to present)	150	176	149	9	198	1.38x	207	1.39x	11.2%	10.3%
Total Single-Family Rental Funds(12)	$324	$220	$307	$407	$261	1.50x	$668	2.17x	15.6%	15.4%

Opportunity Zone
Opportunity Zone I (Apr 2019, Dec 2019)	$509	$692	$551	$64	$453	0.94x	$517	0.94x	(3.6)%	(3.4)%
Total Opportunity Zone Fund(12)	$509	$692	$551	$64	$453	0.94x	$517	0.94x	(3.6)%	(3.4)%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$769	$643	$178	$(62)	0.10x	$116	0.18x	***	***
Bridge Office II (Dec 2019, Dec 2022)	208	239	251	84	124	0.83x	208	0.83x	(12.1)%	(10.0)%
Total Office Funds(12)	$781	$1,008	$894	$262	$62	0.39x	$324	0.36x	***	***

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$932	$763	$461	$276	0.84x	$737	0.97x	(3.8)%	(3.6)%
Bridge Seniors II (Mar 2017, Mar 2020)	820	946	803	339	554	1.13x	893	1.11x	(0.6)%	(0.5)%
Bridge Seniors III (Nov 2020, to present)	48	44	30	5	40	1.49x	45	1.49x	5.9%	5.8%
Total Seniors Housing Funds(12)	$1,446	$1,922	$1,596	$805	$870	1.02x	$1,675	1.05x	(2.1)%	(1.9)%

Logistics Value
Bridge Logistics Value I (Nov 2021, to present)	$336	$380	$308	$—	$312	1.01x	$312	1.01x	(2.3)%	(0.6)%
Total Logistics Value Fund	$336	$380	$308	$—	$312	1.01x	$312	1.01x	(2.3)%	(0.6)%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	N/A	$264	1.21x	5.9%	5.9%
Bridge Debt II (July 2016, July 2019)	1,002	236	2,835	3,079	174	1.13x	3,253	1.15x	7.5%	7.4%
Bridge Debt III (May 2018, May 2021)	1,624	813	6,814	6,769	787	1.21x	7,556	1.11x	8.9%	8.8%
Bridge Debt IV (Nov 2020, to present)	2,888	2,771	9,682	7,853	2,668	1.21x	10,521	1.09x	9.3%	8.8%
Total Debt Strategies Funds(12)	$5,646	$3,820	$19,550	$17,965	$3,629	1.21x	$21,594	1.10x	8.5%	8.3%
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

Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenues

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2024	2023
Revenues:
Fund management fees	$61,069	$61,450	$(381)	(1%)
Property management and leasing fees	17,690	19,507	(1,817)	(9%)
Construction management fees	1,845	3,086	(1,241)	(40%)
Development fees	896	247	649	263%
Transaction fees	6,279	9,679	(3,400)	(35%)
Fund administration fees	4,224	4,359	(135)	(3%)
Insurance premiums	5,595	4,654	941	20%
Other asset management and property income	3,908	3,289	619	19%
Total revenues	$101,506	$106,271	$(4,765)	(4%)
Fund Management Fees. Our fee-earning AUM was relatively flat as of September 30, 2024 compared to September 30, 2023, which was attributed to the timing of capital raising activities and deployment, changes in fee basis for certain funds from committed to invested capital or NAV, and depreciation in fair value between periods. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.36% as of both September 30, 2024 and 2023.
Fund management fees decreased by $0.4 million, or 1%, which was largely due to the timing of reductions in fee-earning AUM from the conversion of certain funds’ management fee basis from committed capital to invested capital or NAV and from reductions attributed to BOF I, and certain of its related joint ventures, due to unfavorable market conditions in the commercial office sector, which together reduced fund management fees by $2.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. These decreases were partially offset by contributions of $2.0 million from Bridge Opportunity Zone Fund VI, which launched in the second quarter of 2023, from Bridge Workforce and Affordable Housing Fund III, which launched in the second quarter of 2024, and from deployment in Bridge Debt Strategies Fund V, as well as the timing of placement agents fees.
Property Management and Leasing Fees. Property management and leasing fees decreased by $1.8 million, or 9%, due to a reduction in the number of seniors housing and commercial office properties managed, which was partially offset by additional fees from an increase in the number of workforce and affordable housing properties managed.
Construction Management Fees. Construction management fees decreased by $1.2 million, or 40%, primarily due to the decrease in real estate asset acquisitions during the past 12 months. For assets acquired with value-add opportunities, the majority of the exterior construction is completed within the first year after acquisition.
Development Fees. Development fees increased by $0.6 million, or 263%, primarily due to the timing of projects.
Transaction Fees. Transaction fees decreased by $3.4 million, or 35%, primarily driven by a $4.1 million reduction in due diligence fees, which was largely attributed to a workforce and affordable housing portfolio acquisition that closed in the third quarter of 2023. This decrease was offset by a $0.7 million increase in debt origination fees, which was driven by the timing of deployment of capital.
Fund Administration Fees. Fund administration fees, which are based on invested capital, decreased by $0.1 million, or 3%, during the three months ended September 30, 2024, primarily due to credit losses written off or reserved related to BOF I and II recognized in 2024.

Insurance Premiums. Insurance premiums increased by $0.9 million, or 20%, primarily due to higher general liability and property premiums in 2024 compared to 2023.
Other Asset Management and Property Income. Other asset management and property income increased by $0.6 million, or 19%, primarily due to an increase in additional accounting service fees during 2024.
Investment income (loss)

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2024	2023
Investment income (loss):
Performance allocations:
Realized	$10,434	$20,225	$(9,791)	(48)%
Unrealized	612	(50,940)	51,552	101%
Earnings from investments in real estate	—	537	(537)	(100)%
Total investment income (loss)	$11,046	$(30,178)	$41,224	(137)%
Performance Allocations. Net performance allocations increased by $41.8 million, or 136%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Realized	Unrealized	Realized	Unrealized
BDS IV GP	$5,240	$5,508	$2,912	$3,981
BAMBS GP	—	902	—	3,051
BMF IV GP	—	807	—	(4,603)
BSFR IV GP	—	276	—	(68)
BSH III GP	—	157	—	166
BDS V GP	—	13	—	—
NEP V GP(1)	—	(2)	—	47
BMF III GP	—	(31)	14,671	(40,970)
BOF III GP	—	(92)	—	—
BDS III GP	158	(571)	2,642	(2,497)
BMF CV GP	—	(608)	—	—
BWH I GP	—	(1,025)	—	2,421
BNLI GP	5,036	(4,722)	—	1,565
BDS II GP	—	—	—	(2,619)
BOF II GP	—	—	—	(11,414)
Total	$10,434	$612	$20,225	$(50,940)
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount has or will be retained by the Company.
For the three months ended September 30, 2024 and 2023, the realized performance income allocations were primarily related to the timing of tax distributions in Bridge Debt Strategies Funds III and IV between periods as well as fee related performance revenue earned in the third quarter of 2024 related to the crystallization of carried interest for our open-end Net Lease strategy. In July 2023, the realized performance income in Bridge Multifamily Fund III was related to dispositions, including the recapitalization of assets into a continuation vehicle.

The unrealized performance income (loss) allocation is recorded one quarter in arrears, and as such the performance allocation income (loss) for the three months ended September 30, 2024 and 2023 reflects asset valuations as of June 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, the change in unrealized performance allocations was largely due to the reversal of realized performance allocation income during the period.
Expenses

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2024	2023
Expenses:
Employee compensation and benefits	$64,135	$58,557	$5,578	10%
Incentive fee compensation	—	1	(1)	(100)%
Performance allocations compensation:
Realized	6,165	2,712	3,453	127%
Unrealized	759	1,788	(1,029)	58%
Loss and loss adjustment expenses	7,206	2,953	4,253	144%
Third-party operating expenses	3,363	5,520	(2,157)	(39)%
General and administrative expenses	12,342	12,142	200	2%
Depreciation and amortization	4,997	5,275	(278)	(5)%
Total expenses	$98,967	$88,948	$10,019	11%
Employee Compensation and Benefits. Employee compensation and benefits increased by $5.6 million, or 10%, largely due to a net increase in salaries and benefits attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation.
Performance Allocations Compensation. Net performance allocations compensation increased by approximately $2.4 million, or 54%, which is directly correlated to the changes in our realized and unrealized performance allocation income during the three months ended September 30, 2024 compared to realized performance allocation income and unrealized performance allocation loss for the three months ended September 30, 2023.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $4.3 million, or 144%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily related to a one-time loss of approximately $2.0 million associated with a claim in our captive insurance company during 2024, which resulted in a $1.5 million increase in our incurred but not reported reserves. The remaining increase was attributed to rising costs (correlated with an increase in insurance premiums) and property losses, which are subject to stop loss amounts.
Third-party Operating Expenses. Third-party operating expenses decreased by $2.2 million, or 39%, primarily due to a reduction in the number of seniors housing properties managed, which was attributed to fund-level dispositions during the second half of 2023, as well as a reduction in leasing commissions attributed to the timing of leasing activity.
General and Administrative Expenses. General and administrative expenses increased by $0.2 million, or 2%, primarily non-recurring expenses attributed to transactions costs, severance and other costs as well as credit losses written off related to BOF I, which was partially offset by a reduction in software costs, legal services and consulting fees.
Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million, or 5%, primarily attributed to the timing of depreciation and amortization between periods.

Other (expense) income

	Three Months Ended September 30,		Amount Change	% Change
(in thousands)	2024	2023
Other (expense) income
Realized and unrealized (losses) gains, net	$(3,254)	$(519)	$2,735	527%
Interest income	4,271	4,428	(157)	(4)%
Interest expense	(6,452)	(7,841)	(1,389)	(18)%
Total other expense	$(5,435)	$(3,932)	$1,503	(38)%
Realized and Unrealized (Losses) Gains, Net. Realized and unrealized (losses) gains, net increased by $2.7 million, or 527%, for the three months ended September 30, 2024, which was primarily attributed to the timing of depreciation recognized on certain other investments during the respective periods.
Interest Income. Interest income decreased by $0.2 million, or 4%, largely due to the timing of distribution income from our secondaries funds, which was partially offset by an increase in interest income attributed to the weighted-average cash and cash equivalents outstanding during the three months ended September 30, 2024 compared to 2023.
Interest Expense. Interest expense decreased by $1.4 million, or 18%, due to the outstanding balance on the Credit Facility between periods.
Net Income (Loss) Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. The following table summarizes the allocation of net income (loss) to the non-controlling interests in the Operating Company (in thousands):

	Three Months Ended September 30,
	2024	2023
Non-controlling interests related to General Partners - realized	$1,384	$10,280
Non-controlling interests related to General Partners - unrealized	77	(31,990)
Non-controlling interests related to Fund Managers	(1,763)	1,523
Non-controlling interests related to 2019 profits interests awards	180	229
Non-controlling interests related to 2020 profits interests awards	(64)	—
Non-controlling interests related to 2021 profits interests awards	(65)	—
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(251)	$(19,958)
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $6.2 million and $1.8 million during the three months ended September 30, 2024 and 2023, respectively.
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

Income tax benefit (expense)
Income tax expense decreased by $3.5 million, or 320%, to a benefit of $2.4 million primarily due to the timing and amount of the reversal of unrealized accrued performance allocations during the three months ended September 30, 2024 compared to 2023.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenues

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2024	2023
Revenues:
Fund management fees	$183,627	$175,616	$8,011	5%
Property management and leasing fees	55,390	58,536	(3,146)	(5%)
Construction management fees	5,357	9,273	(3,916)	(42%)
Development fees	2,555	1,919	636	33%
Transaction fees	19,483	16,738	2,745	16%
Fund administration fees	13,860	12,839	1,021	8%
Insurance premiums	16,697	12,868	3,829	30%
Other asset management and property income	12,087	8,732	3,355	38%
Total revenues	$309,056	$296,521	$12,535	4%
Fund Management Fees. Our fee-earning AUM was relatively flat as of September 30, 2024 compared to September 30, 2023, which was largely attributed to the timing of capital raising activities and deployment, changes in fee basis for certain funds from committed to invested capital or NAV, and depreciation in fair value between periods. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.36% as of both September 30, 2024 and 2023.
Fund management fees increased by $8.0 million, or 5%, primarily attributed to the Newbury Acquisition, the timing of capital raising for funds launched in 2023 and 2024, from deployment by Bridge Debt Strategies Fund IV, whose fees are primarily based on invested capital, and by Bridge Net Lease Industrial Income Fund, whose fees are based on NAV. These factors contributed an additional $17.7 million of fund management fees for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. These increases were partially offset by decreases of $9.1 million largely due to the timing of reductions in fee-earning AUM from the conversion of certain funds’ management fee basis from committed to invested capital or NAV, the timing of catch up fees recognized between periods, and from reductions attributed to BOF I and certain of its related joint ventures due to unfavorable market conditions in the commercial office sector.
Property Management and Leasing Fees. Property management and leasing fees decreased by $3.1 million, or 5%, due to a reduction in the number of commercial office and seniors housing properties managed. These decreases were partially offset by additional fees, which were primarily attributed to an increase in the number of multifamily, workforce and affordable housing and opportunity zone properties managed as well as leasing commissions recognized in 2024.
Construction Management Fees. Construction management fees decreased by $3.9 million, or 42%, primarily due to the timing of projects for commercial office, multifamily housing and workforce and affordable housing properties, which was attributed to a decrease in real estate asset acquisitions during the past 12 months. For assets acquired with value-add opportunities, the majority of the exterior construction is completed within the first year after acquisition.
Transaction Fees. Transaction fees increased by $2.7 million, or 16%, primarily driven by a $2.5 million increase in due diligence fees driven by the deployment of capital in our development and multifamily equity funds during the nine months ended September 30, 2024. An additional increase of $0.2 million was attributed to debt origination fees largely due to seniors housing properties.

Fund Administration Fees. Fund administration fees increased by $1.0 million, or 8%, during the nine months ended September 30, 2024, largely due to an increase in fee-earning AUM for certain of our credit, opportunity zone and secondaries funds compared to 2023, which was partially offset by credit losses written off or reserved related to BOF I and II recognized in 2024.
Insurance Premiums. Insurance premiums increased by $3.8 million, or 30%, largely due to an increase in property and general liability premiums.
Other Asset Management and Property Income. Other asset management and property income increased by $3.4 million, or 38%, primarily due to an increase in additional accounting, legal and tax services fees compared to 2023 and rebates received during 2024.
Investment income

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2024	2023
Investment (loss) income:
Incentive fees	$—	$41	$(41)	(100)%
Performance allocations:
Realized	30,466	31,812	(1,346)	(4)%
Unrealized	(42,526)	(177,249)	134,723	76%
Earnings from investments in real estate	—	752	(752)	(100)%
Total investment (loss) income	$(12,060)	$(144,644)	$132,584	(92)%
Performance allocations. Net performance allocations increased by $133.4 million, or 92%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$(34,215)	$—	$(42,120)
BWH I GP	—	(9,777)	—	(19,869)
BDS II GP	96	(6,114)	—	(7,502)
BNLI GP	5,036	(3,923)	—	1,869
BDS III GP	1,682	(3,097)	5,542	(18,095)
BMF CV GP	—	(2,495)	—	—
BSFR IV GP	—	(2,114)	—	(3,290)
BDS V GP	—	25	—	—
NEP V GP(1)	—	78	—	456
BOF III GP	—	204	—	—
BSH III GP	—	403	—	336
BMF III GP	—	459	20,469	(63,499)
BAMBS GP	—	3,275	—	3,387
BDS IV GP	23,652	14,765	5,801	1,092
BWH II GP	—	—	—	(13,774)
BOF II GP	—	—	—	(14,388)
BLV I GP	—	—	—	(1,852)
Total	$30,466	$(42,526)	$31,812	$(177,249)
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount will be retained by the Company.

For the nine months ended September 30, 2024 and 2023, the realized performance income allocations were primarily related to the timing of tax distributions in Bridge Debt Strategies Funds II, III and IV between periods as well as fee-related performance revenue earned in 2024 by our general partner in our open-end Bridge Net Lease Industrial Income Fund. In 2023, the realized performance income in Bridge Multifamily Fund III was related to dispositions, including the recapitalization of assets into a continuation vehicle.
The unrealized performance income (loss) allocation is recorded one quarter in arrears, and as such the performance allocation loss for the nine months ended September 30, 2024 and 2023 reflects asset valuations as of June 30, 2024 and 2023, respectively. The change in unrealized performance allocations was largely due to the underlying market fundamentals between 2024 and 2023, which contributed to the depreciation of properties within our multifamily, workforce and affordable housing funds and credit funds, and includes the reversal of realized performance allocation income.
Expenses

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2024	2023
Expenses:
Employee compensation and benefits	$189,656	$166,111	$23,545	14%
Incentive fee compensation	—	4	(4)	(100)%
Performance allocations compensation:
Realized	17,320	4,939	12,381	251%
Unrealized	2,787	(17,531)	20,318	(116)%
Loss and loss adjustment expenses	14,324	6,957	7,367	106%
Third-party operating expenses	10,875	16,849	(5,974)	(35)%
General and administrative expenses	33,089	38,903	(5,814)	(15)%
Depreciation and amortization	14,943	11,487	3,456	30%
Total expenses	$282,994	$227,719	$55,275	24%
Employee Compensation and Benefits. Employee compensation and benefits increased by $23.5 million, or 14%, largely due to a net increase of $19.5 million in salaries and benefits attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation. An additional increase of $4.0 million was attributed to Restricted Stock and RSU awards granted in January 2024 and the additional expense related to the 2023 profits interests awards that were granted in March 2023.
Performance Allocations Compensation. Performance allocations compensation increased by $32.7 million, or 260%, primarily due to a $20.3 million increase in unrealized performance allocation compensation and an increase of $12.4 million due to to realized performance allocation awards, which is directly correlated to our performance allocation income (loss) during the nine months ended September 30, 2024 compared to performance allocation income (loss) during the nine months ended September 30, 2023.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $7.4 million, or 106%, primarily due to a one-time loss of approximately $2.0 million associated with a claim in our captive insurance company during 2024, which resulted in a $1.5 million increase in our incurred but not reported reserves. The remaining increase was attributed to rising costs (correlated with an increase in insurance premiums) and property losses, which are subject to stop loss amounts.
Third-party Operating Expenses. Third-party operating expenses decreased by $6.0 million, or 35%, primarily due to a reduction in the number of seniors housing properties managed as well as a reduction in leasing commissions attributed to the timing of leasing activity.

General and Administrative Expenses. General and administrative expenses decreased by $5.8 million, or 15%, primarily due to $3.6 million of non-recurring transaction costs incurred related to the Newbury Acquisition and a $2.1 million reduction in consolidated fund-level expenses, with the remaining decrease attributed to overall reduction in overhead expenses.
Depreciation and Amortization. Depreciation and amortization increased by $3.5 million, or 30%, primarily attributed to additional amortization for intangibles acquired as part of the Newbury Acquisition.
Other (expense) income

	Nine Months Ended September 30,		Amount Change	% Change
(in thousands)	2024	2023
Other (expense) income
Realized and unrealized gains (losses), net	$(10,757)	$(399)	$(10,358)	2596%
Interest income	14,412	11,609	2,803	24%
Interest expense	(20,662)	(20,722)	60	—%
Total other expense	$(17,007)	$(9,512)	$(7,495)	79%
Realized and Unrealized (Losses) Gains, Net. Net realized and unrealized (losses) gains decreased by $10.4 million, or 2596%, for the nine months ended September 30, 2024, which was primarily attributed to depreciation recognized on certain other investments, including those investments acquired as part of the Newbury Acquisition.
Interest Income. Interest income increased by $2.8 million, or 24%, largely due to the timing of distribution income for interests acquired in the Newbury Acquisition.
Interest Expense. Interest expense was relatively flat as of September 30, 2024 compared to 2023, which was related to the 2023 Private Placement Notes that funded in March 2023, which resulted in an additional $2.6 million of interest expense in 2024 compared to 2023. This increase was offset by a $2.7 million reduction in interest expense largely attributed to a lower weighted-average outstanding balance on the Credit Facility in 2024 compared to 2023.
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

	Nine Months Ended September 30,
	2024	2023
Non-controlling interests related to General Partners - realized	$5,439	$15,966
Non-controlling interests related to General Partners - unrealized	(27,914)	(92,742)
Non-controlling interests related to Fund Managers	(5,413)	(3,956)
Non-controlling interests related to 2019 profits interests awards	262	339
Non-controlling interests related to 2020 profits interests awards	(386)	—
Non-controlling interests related to 2021 profits interests awards	(334)	—
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(28,346)	$(80,393)
Net Income (Loss) Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $17.6 million and net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $5.2 million during the nine months ended September 30, 2024 and 2023, respectively.
On January 1, 2023, certain of the Company’s 2020 profits interests awards were collapsed into 801,927 shares of our Class A common stock and 2,025,953 Class A Units. On July 1, 2023, certain of the Company’s 2021 profits interests awards were collapsed into 489,407 shares of our Class A common stock and 2,429,453 Class A Units. The 2020 and 2021 profits interests were collapsed based on their then-current fair values and the relative value of the Company, based on Distributable Earnings attributable to the Operating Company, Distributable Earnings of the applicable subsidiary where such profits interests are currently held, and the market price of our Class A common stock, in each case as of the date of the collapse. This resulted in a decrease in net income attributable to non-controlling interests for the applicable periods; however, there was also a corresponding increase in the number of outstanding Class A Units at the Operating Company (or shares of our Class A common stock).
Income tax benefit (expense)
Income tax expense decreased by $7.0 million, or 257%, to a benefit of $4.3 million, which was primarily due to the reversal of unrealized accrued performance allocations during the nine months ended September 30, 2024 compared to 2023.
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
Fee Related Revenues. Fee Related Revenues is a component of Fee Related Earnings. Fee Related Revenues includes fund management fees, transaction fees net of any third-party operating expenses, fee related performance revenue net of fee related performance compensation, net earnings from Bridge property operators, development fees, fund administration fees, and other asset management and property income.
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

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$10,583	$(17,894)	$1,278	$(88,085)
Income tax expense (benefit)	(2,433)	1,107	(4,283)	2,731
Income (loss) before provision for income taxes	8,150	(16,787)	(3,005)	(85,354)
Depreciation and amortization	4,997	5,275	14,943	11,487
Impact of fund consolidation	(710)	1,314	(3,040)	3,574
Less: Unrealized performance allocations	(612)	50,940	42,526	177,249
Plus: Unrealized performance allocations compensation	759	1,788	2,787	(17,531)
Less: Unrealized losses (gains), net	4,043	(1,113)	10,770	(1,237)
Plus: Share-based compensation	10,624	10,655	35,166	31,134
Plus: Transaction and non-recurring costs(1)	2,848	80	3,915	4,198
Less: Cash (loss) income attributable to non-controlling interests in subsidiaries	(1,008)	(1,074)	(3,248)	1,646
Less: Net realized performance allocations attributable to non-controlling interests	(862)	(10,280)	(4,924)	(15,966)
Distributable Earnings attributable to the Operating Company	28,229	40,798	95,890	109,200
Realized performance allocations and incentive fees	(5,398)	(20,225)	(25,430)	(31,853)
Realized performance allocations and incentive fees compensation	3,154	2,713	14,309	4,943
Net realized performance allocations to non-controlling interests	862	10,280	4,917	15,966
Net insurance loss	1,611	(1,701)	(2,373)	(5,911)
Losses from investments in real estate	—	(537)	—	(752)
Net investment and interest (income) expense and realized (gain) loss	3,900	4,711	14,871	10,424
Plus: Fee related loss attributable to non-controlling interests in subsidiaries	(110)	1,074	(1,755)	(1,646)
Total Fee Related Earnings	32,248	37,113	100,429	100,371
Total Fee Related Earnings attributable to non-controlling interests	110	(1,074)	1,755	1,646
Total Fee Related Earnings attributable to the Operating Company	$32,358	$36,039	$102,184	$102,017
(1)    Transaction costs and non-recurring expenses represent transaction costs, severance and additional credit loss reserves written off related to BOF I as well as lease termination costs recognized in 2023 related to one of our corporate office leases.

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fund-level fee revenues
Fund management fees	$61,106	$61,584	$183,482	$175,786
Fee related performance revenue	5,036	—	5,036	—
Transaction fees	6,279	9,679	19,483	16,738
Total net fund-level fee revenues	72,421	71,263	208,001	192,524
Net earnings from Bridge property operators	951	2,142	5,472	8,212
Development fees	896	247	2,555	1,919
Fund administration fees	4,300	4,556	14,083	13,036
Other asset management and property income	3,906	3,289	12,085	8,732
Fee Related Revenues	82,474	81,497	242,196	224,423
Cash-based employee compensation and benefits	(44,779)	(37,275)	(123,403)	(104,145)
Net administrative expenses	(5,447)	(7,109)	(18,364)	(19,907)
Fee Related Expenses	(50,226)	(44,384)	(141,767)	(124,052)
Total Fee Related Earnings	32,248	37,113	100,429	100,371
Total Fee Related Earnings attributable to non-controlling interests	110	(1,074)	1,755	1,646
Total Fee Related Earnings to the Operating Company	32,358	36,039	102,184	102,017
Realized performance allocations and incentive fees	5,398	20,225	25,430	31,853
Realized performance allocations and incentive fees compensation	(3,154)	(2,713)	(14,309)	(4,943)
Net realized performance allocations attributable to non-controlling interests	(862)	(10,280)	(4,917)	(15,966)
Net insurance income	(1,611)	1,701	2,373	5,911
Earnings from investments in real estate	—	537	—	752
Net investment and interest income (expense) and realized gain (loss)	(3,900)	(4,711)	(14,871)	(10,424)
Distributable Earnings attributable to the Operating Company	$28,229	$40,798	$95,890	$109,200

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our condensed consolidated statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators (in thousands). The following table sets forth these components for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized performance allocations and incentive fees	$5,398	$20,225	$25,430	$31,853
Fee related performance revenue	5,036	—	5,036	—
Incentive fees	—	—	—	(41)
Performance allocations, realized	$10,434	$20,225	$30,466	$31,812

Cash-based employee compensation and benefits	$44,779	$37,275	$123,403	$104,145
Compensation expense of Bridge property operators	11,743	10,627	34,098	30,832
Share-based compensation	10,624	10,655	35,166	31,134
Fee related performance revenue compensation expense	(3,011)	—	(3,011)	—
Employee compensation and benefits	$64,135	$58,557	$189,656	$166,111

Realized performance allocations and incentive fees compensation	$3,154	$2,713	$14,309	$4,943
Incentive fees	—	(1)	—	(4)
Fee related performance revenue compensation expense	3,011	—	3,011	—
Performance allocations compensation, realized	$6,165	$2,712	$17,320	$4,939

Administrative expenses, net of Bridge property operators	$5,447	$7,109	$18,364	$19,907
Administrative expenses of Bridge property operators	3,477	4,304	10,301	11,916
Transaction and non-recurring costs	2,848	80	3,915	4,198
Impact of fund consolidation	570	649	509	2,882
General and administrative expenses	$12,342	$12,142	$33,089	$38,903

Unrealized (losses) gains	$(4,043)	$1,113	$(10,770)	$1,237
Net investment and interest income (expense) and realized gain (loss)	(3,900)	(4,711)	(14,871)	(10,424)
Non-FRE income attributable to non-controlling interest in subsidiaries	1,118	—	5,009	—
Impact of fund consolidation	1,390	(334)	3,625	(325)
Total other expense	$(5,435)	$(3,932)	$(17,007)	$(9,512)

Fee Related and Distributable Earnings Related to the Operating Company
Total Fee Related Earnings to the Operating Company decreased by $3.7 million, or 10%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and Distributable Earnings to the Operating Company decreased by $12.6 million, or 31%, during the same period due to the following:
•Total fee related revenues increased by $1.0 million, or 1%, principally due to:
◦Fee related performance revenue of $5.0 million, which was attributed to the timing of performance fees earned from our open-end Bridge Net Lease Industrial Income Fund;
◦Fund management fees decreased by $0.5 million, or 1%, primarily due to the timing of capital raising and reduction in fee-earnings AUM related to BOF I and conversion of fee basis for certain funds between 2024 and 2023; and
◦Transaction fees decreased by $3.4 million, or 35%, primarily due to a reduction in acquisitions over the last year which reduced due diligence fees from properties during the period.
•Net earnings from Bridge property operators decreased by $1.2 million, or 56%, driven by a reduction in the number of internally managed seniors housing and commercial office properties as of September 30, 2024 compared to September 30, 2023.
•Other asset management and property income increased by $0.6 million, or 19%, which was attributed to additional accounting service fees earned in 2024 compared to 2023.
•Fee related expenses increased by $5.8 million, or 13%, principally due to an increase in cash-based employee compensation and benefits of $7.5 million, or 20%, attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation.
•Net of related compensation, realized performance allocations and incentive fees decreased by $13.2 million, or 76%, compared to 2023, primarily due to the timing of realizations in Bridge Debt Strategies Funds III and IV as well as fee related performance compensation paid in the third quarter of 2024 for our open-end Bridge Net Lease Industrial Income Fund, compared to the realized compensation for Bridge Multifamily Fund III in 2023.
Total Fee Related Earnings to the Operating Company increased by $0.2 million, for the nine months ended September 30, 2024, which was relatively flat compared to the nine months ended September 30, 2023, while Distributable Earnings to the Operating Company decreased by $13.3 million, or 12%, during the same period due to the following:
•Total fee related revenues increased by $17.8 million, or 8%, principally due to:
◦Fund management fees increased by $7.7 million, or 4%, primarily due to the timing of capital raising between 2024 and 2023 and the Newbury Acquisition;
◦Fee related performance revenue of $5.0 million, which was attributed to the timing of performance fees earned from our open-end Bridge Net Lease Industrial Income Fund; and
◦Transaction fees increased by $2.7 million, or 16%, primarily due to an increase in due diligence fees from real estate transactions for development and multifamily properties.
•Net earnings from Bridge property operators decreased by $2.7 million, or 33%, driven by a reduction in the number of internally managed seniors housing and commercial office properties as of September 30, 2024 compared to September 30, 2023.
•Other asset management and property income increased by $3.4 million, or 38%, which was attributed to additional accounting service fees and rebates received during 2024.

•Fee related expenses increased by $17.7 million, or 14%, principally due to an increase in cash-based employee compensation and benefits of $19.3 million, or 18%, which is primarily attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation.
•Net of related compensation, realized performance allocations and incentive fees decreased by $13.8 million, or 51%, compared to 2023, primarily due to the timing of realizations in Bridge Debt Strategies Funds II, III and IV as well as fee related performance compensation paid in the third quarter of 2024 for our open-end Bridge Net Lease Industrial Income Fund compared to the realized compensation for Bridge Multifamily Fund III in 2023.
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
As of September 30, 2024 and December 31, 2023, we had total assets of $1,246.8 million and $1,288.8 million, respectively, which included $61.9 million and $57.7 million of cash and cash equivalents, respectively, and total liabilities of $723.9 million and $743.5 million, respectively. As of September 30, 2024, $11.7 million was outstanding under the Credit Facility, with $138.3 million of available capacity. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.
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
The following table presents a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$74,777	$111,165
Net cash provided by (used in) investing activities	12,701	(336,891)
Net cash (used in) provided by financing activities	(80,542)	90,215
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,936	$(135,511)

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
For the nine months ended September 30, 2024 — cash provided by operating activities was $74.8 million, primarily consisting net income during the period of $1.3 million and adjustments for non-cash items of $108.5 million, which was partially offset by cash used for operating assets and liabilities of $35.0 million. Adjustments for non-cash items primarily consisted of a $42.5 million reversal of unrealized performance allocations, $35.2 million of share-based compensation, $11.9 million of equity in income of investments and $14.9 million of depreciation and amortization, which was partially offset by a reduction of $2.8 million in unrealized accrued performance allocations compensation.
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
For the nine months ended September 30, 2024 — net cash provided by investing activities of $12.7 million primarily consisted of $286.0 million from collections of notes receivable, $17.2 million of proceeds from sale of investments and $13.0 million from the sale of marketable securities. These increases were partially offset by $281.3 million of issuances of notes receivable related to our lending activities to affiliate entities and $22.2 million used for purchases of investments.
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
For the nine months ended September 30, 2024 — net cash used in financing activities of $80.5 million was largely due to $60.8 million of distributions paid to non-controlling interests and $13.3 million of dividends paid to our Class A common stockholders, and net payments of $22.3 million on our Credit Facility. These decreases were partially offset by $16.7 million of capital contributions received from non-controlling interests.
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
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.65% to 3.15% over Term SOFR as determined by the Operating Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.90% to 2.40% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreement, but the Credit Facility requires paydown at least once annually or if the aggregate commitment exceed certain thresholds for an extended period of time.
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
The interest rate in effect for the Credit Facility as of September 30, 2024 was approximately 7.40%. As of September 30, 2024, $11.7 million was outstanding on the Credit Facility. On October 10, 2024, the Company repaid the outstanding balance of $11.7 million on its Credit Facility.
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
Debt Covenants
As of September 30, 2024 and December 31, 2023, the Company was in full compliance with all debt covenants.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023 and Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the quarter ended September 30, 2024.
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
Interest Rate Risk
As of September 30, 2024, we had cash of $1.1 million deposited in non-interest bearing accounts and $60.8 million deposited in an interest-bearing account, with limited to no interest rate risk. In addition, our Credit Facility bears interest based on a margin over Term SOFR (see the disclosures contained in “—Corporate Credit Facilities”). Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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
There were no unregistered equity securities sold from July 1, 2024 to September 30, 2024, other than as previously disclosed in our current reports on Form 8-K.
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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: November 7, 2024	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Katherine Elsnab
Katherine Elsnab
Chief Financial Officer (Principal Financial Officer)