Form 10-K
period 2024-12-31
Bridge Investment Group Holdings Inc.
filed 2025-03-07
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $241.1 million.
As of March 5, 2025, the registrant had 44,702,523 shares of Class A common stock ($0.01 par value per share) outstanding and 79,142,364 shares of Class B common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), about, among other things, our operations, taxes, earnings and financial performance, and dividends. All statements other than statements of historical facts contained in this report may be forward-looking statements. Statements regarding our ability to complete the proposed Mergers (as defined below), including statements regarding the benefits of the proposed Mergers and the anticipated timing and likelihood of completion of the proposed Mergers, and information regarding the businesses of Apollo and the Company, including Apollo’s and the Company’s objectives, plans and strategies for future operations, future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, fund performance and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “outlook,” “indicator,” “may,” “will,” “should,” “expects,” “plans,” “seek,” “anticipates,” “plan,” “forecasts,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward looking statements are not guarantees of future performance and are subject to known and unknown risks, assumptions and uncertainties that are difficult to predict and beyond our ability to control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results, performance or achievements may prove to be materially different from the results expressed or implied by the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
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
•“assets under management” or “AUM” refers to the assets we manage. Our AUM represents the sum of (a) the fair value of the assets of the funds and vehicles we manage, plus (b) the contractual amount of any uncalled capital commitments to those funds and vehicles (including our commitments to the funds and vehicles and those of Bridge affiliates), plus (c) the fair value of the assets of any real estate investment trusts (“REITs”) managed by our affiliates, including Bridge Investment Group Industrial Real Estate Income Trust (“BIGi”). Our AUM is not reduced by any outstanding indebtedness or other accrued but unpaid liabilities of the assets we manage. Our calculations of AUM and fee-earning AUM may differ from the calculations of other investment managers, and differs from the manner in which our affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF. As a result, these measures may not be comparable to similar measures presented by other investment managers. In addition, our calculation of AUM (but not fee-earning AUM) includes uncalled commitments to (and the fair value of the assets in) the funds and vehicles we manage from Bridge and Bridge affiliates, regardless of whether such commitments or investments are subject to fees. Our definition of AUM is not based on any definition contained in the agreements governing the funds and vehicles we manage or advise.

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
•Bridge Opportunity Zone Fund VII GP LLC (“BOZ VII GP”)
•Bridge MF&CO Fund III GP LLC (“BMF III GP”)
•Bridge Multifamily CV GP LLC (“BMF CV GP”)
•Bridge Multifamily Fund IV GP LLC (“BMF IV GP”)
•Bridge Multifamily Fund V GP LLC (“BMF V GP”)
•Bridge Workforce and Affordable Housing Fund GP LLC (“BWH I GP”)
•Bridge Workforce and Affordable Housing Fund II GP LLC (“BWH II GP”)
•Bridge Workforce and Affordable Housing Fund III GP LLC (“BWH III GP”)
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
•“LLC Interests” refers to the Class A Units and the Class B Units.
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of February 23, 2025, entered into by and among the Company, the Operating Company, Apollo Global Management, Inc. (“Apollo”), Aspen PubCo Merger Sub 1, Inc. (“Merger Sub Inc.”), Aspen Second Merger Sub, LLC (“Merger Sub LLC,” and, together with Merger Sub Inc, the “Merger Subs”), and, solely for purposes of Section 6.16 thereof, Adam O’Farrell as the representative of the Operating Company.
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
•“Transactions” refers to the IPO and certain organizational transactions that were effected in connection with the IPO, and the application of the net proceeds therefrom. Refer to Note 1, “Organization,” to our consolidated financial statements included in this annual report on Form 10-K for a description of the Transactions.

RISK FACTOR SUMMARY
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item IA. Risk Factors.”
•The Mergers (as defined below) may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Mergers could adversely affect our business and the market price of our common stock.
•The announcement and pendency of our acquisition by Apollo could adversely affect our business, prospects, financial condition, and results of operations.
•The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
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
•Fund investors may be unwilling to commit new capital to our funds.
•A significant portion of our revenues are subject to the risks inherent in the ownership and operation of real estate and the construction, development and financing of real estate, including, among other risks, environmental liabilities.
•Dependence on leverage by certain funds and investments subjects us to volatility, high interest rates and contractions in the debt financing markets could adversely affect the ability of our funds to deploy capital or achieve attractive rates of return on those investments.
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
•We are subject to increasing scrutiny with respect to climate change and the environmental, social and governance impact of our operations investments made by our funds.

PART I
Item 1. Business
Overview
We are a leading alternative investment manager, diversified across specialized asset classes, with approximately $49.8 billion of AUM as of December 31, 2024. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and other alternative investments that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of global institutions and individual investors across our investment strategies.
As of December 31, 2024, we employed approximately 2,250 people primarily located at our corporate offices in Utah, New York, California, Florida, Georgia, Virginia, North Carolina and Connecticut and at our properties throughout the United States. Additionally, we have approximately 2,700 professionals employed through a professional employment organization at sites managed by Bridge Senior Living, all of whom are property professionals expensed via our managed vehicles. Our employees and professionals are integral to our culture of integrity, professionalism and excellence. We believe hiring, training and retaining talented individuals, coupled with our rigorous investment process, has supported our excellent investment record over many years. This record, in turn, has enabled us to innovate into new strategies, drive growth and better serve our fund investors and shareholders.
We employ a specialized, vertically integrated model spanning investment platforms across real estate, credit, renewable energy and secondaries strategies. Our vertically integrated approach includes investment professionals as well as employees who perform active asset management, property management, leasing, and construction management functions. By directly operating the properties that we acquire or develop, we believe we are able to find opportunities to generate significant alpha at the asset level, creating a key competitive advantage to drive returns for our fund investors. This high-touch owner-operator approach, which we have refined over decades, provides a difficult to replicate, data-driven investment strategy. With respect to our equity investment strategies, we aim for high visibility into precisely how we will execute on and operate a given asset at the time of acquisition. In our credit strategies investment platform, we leverage that same execution-focused discipline to validate and underwrite credit investments, frequently collaborating with our local market teams in the investment phase.
We currently operate across 34 states, and we focus our investment activity in the U.S. markets that we believe exhibit the strongest growth potential, as determined by rigorous data-driven analytics conducted by our dedicated research team. We have a leading presence in many attractive subsectors of U.S. real estate in both primary and secondary markets. Our investment teams consist of specialized, experienced professionals who bring deep sector knowledge across economic cycles. Investment team collaboration combined with our on-the-ground resources and local market teams provides us with extensive and unique deal flow across our target markets. Our intensive underwriting and investment processes benefit from this collaborative effort to support rigorous physical, financial and analytical due diligence.
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
Recent Developments – Proposed Mergers
On February 23, 2025, we entered into the Merger Agreement, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub Inc. will be merged with and into us, and we will survive such merger as a wholly owned subsidiary of Apollo (the “Corporate Merger”), and Merger Sub LLC will be merged with and into the Operating Company with the Operating Company surviving such merger as the surviving limited liability company and a wholly-owned subsidiary of Apollo (the “LLC Merger” and, together with the Corporate Merger, the “Mergers”). Under the terms of the Merger Agreement, Apollo, through the Merger Subs, will acquire all of our outstanding stock (other than cancelled stock) and all of the Operating Company’s outstanding units (other than cancelled units) in an all-stock transaction with the total equity value of the transaction estimated to be approximately $1.5 billion. The Mergers are expected to close in the third quarter of 2025, subject to the satisfaction or waiver of all of the conditions to the Mergers.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Corporate Merger (the “Corporate Merger Effective Time”), (i) each share of Class A common stock issued and outstanding immediately prior to the Corporate Merger Effective Time shall, by virtue of the Corporate Merger and without any action on the part of the holder thereof, (but excluding any shares owned directly by Apollo, Merger Sub Inc. or any of their subsidiaries immediately prior to the Corporate Merger Effective Time or that we hold in treasury) be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive a number of validly issued, fully paid and nonassessable shares of Apollo common stock equal to 0.07081 (the “Class A Exchange Ratio”) and cash in lieu of fractional shares, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest, (ii) each share of Class B common stock issued and outstanding immediately prior to the Corporate Merger Effective Time shall, by virtue of the Corporate Merger and without any action on the part of the holder thereof, (but excluding any shares owned directly by Apollo, Merger Sub Inc. or any of their subsidiaries immediately prior to the Corporate Merger Effective Time or that we hold in treasury) be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive a number of validly issued, fully paid and nonassessable shares of Apollo common stock equal to 0.00006 (subject to such adjustments as may be required to ensure that the value of consideration received for the Class B common stock at the Corporate Merger Effective Time in respect of one share of Class B common stock does not exceed $0.01), and cash in lieu of fractional shares, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest, and (iii) each issued and outstanding share of common stock, par value $0.01 per share, of Merger Sub Inc. issued and outstanding immediately prior to the Corporate Merger Effective Time shall be converted into and become one fully paid and non-assessable share of common stock, par value $0.01 per share, of Bridge, in our capacity as the corporation surviving the Corporate Merger (the “Surviving Corporation”).
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the LLC Merger (the “LLC Merger Effective Time”), (i) each Class A Unit issued and outstanding immediately prior to the LLC Merger Effective Time shall, by virtue of the LLC Merger and without any action on the part of the holder thereof, (but excluding any LLC Interests that are owned directly by Apollo, Merger Sub LLC or any of their subsidiaries, LLC Interests that are held in treasury of the Operating Company immediately prior to the LLC Merger Effective Time, Class A Units that we own directly and Class A Units that are exchanged into shares of Class A common stock as permitted by the Merger Agreement and the operating agreement of the Operating Company) be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive from Apollo that number of validly issued, fully paid and nonassessable shares of Apollo common stock equal to the Class A Exchange Ratio and cash in lieu of fractional shares, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest, (ii) each Class B Unit issued and outstanding immediately prior to the LLC Merger Effective Time shall, by virtue of the LLC Merger, and without any action on the part of the holder thereof, be cancelled and retired without any conversion thereof and shall cease to exist and no payment shall be made in respect thereof and (iii) each Class A Unit that we own directly shall be unaffected by the LLC Merger and shall remain outstanding as Class A Units of the Operating Company, in its capacity as the company surviving the LLC Merger (the “Surviving LLC”) held by us.
The consummation of the Mergers is subject to certain closing conditions customary for a transaction of this type, as set forth in the Merger Agreement, including, among other things, (i) approval by the affirmative vote of the holders representing at least a majority of the aggregate voting power of the outstanding shares of Class A common stock and Class B common stock entitled to vote in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), voting together, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (iv) each party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects, (v) the revenue run-rate for all of our clients (other than non-consenting clients) being at least 85% of the revenue run-rate for all of our clients as of December 31, 2024, (vi) certain pre-closing restructuring activities having been completed, (vii) the effectiveness of the registration statement to be filed by Apollo with the Securities and Exchange Commission (the “SEC”) pursuant to the Merger Agreement, (viii) the approval for listing on the New York Stock Exchange of the shares of the Apollo common stock to be issued as merger consideration in connection with the Mergers, subject to official notice of issuance, (ix) the Second Amended and Restated Tax Receivable Agreement dated as of February 23, 2025 among us, Apollo, the Operating Company and certain beneficiaries thereto (the “Second A&R TRA”) remaining in full force and effect, and (x) other customary conditions specified in the Merger Agreement. The Merger Agreement also contains certain customary termination rights in favor of us and Apollo. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Apollo a termination fee of $45.0 million.

Certain members of our management and their affiliates, collectively owning approximately 51.4% of the outstanding voting power of our Class A common stock and Class B common stock, have entered into voting agreements in connection with the transaction and have agreed to vote in favor of the transaction in accordance with the terms therein.
For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on February 24, 2025 and Note 23, “Subsequent Events” to our consolidated financial statements included in this annual report on Form 10-K. For additional information regarding risks and uncertainties associated with the Mergers, see Part I, Item 1A – “Risk Factors” included in this annual report on Form 10-K. There is no guarantee that the Mergers will be consummated.
Market Opportunity
We believe our position as a leading alternative investment manager and expertise in investing across multiple sectors positions us to capitalize on favorable market trends.
We operate in the large and growing alternative investment management industry. According to PricewaterhouseCoopers’ report, Asset and Wealth Management Revolution 2024: Unleashing the transformative power of disruptive technology (the “PwC 2024 Report”), total global AUM is expected to grow from approximately $128.9 trillion in 2023 to approximately $171.3 trillion in 2028, implying a compounding annual growth rate (“CAGR”), of approximately 5.9%. Investments in alternative assets are projected to grow even more significantly at a CAGR of 6.7% to $27.6 trillion over the same timeframe, according to PwC Global AWM & ESG Research Center, Refinitiv, Lipper, and Preqin. Within alternatives, real estate represents one of the largest asset classes in North America. According to the National Association of Real Estate Investment Trusts (“Nareit”), the total size of the commercial real estate market was estimated to be $20.7 trillion in 2021. We believe that there exists a meaningful opportunity to capture value as asset prices have reset, and are down by over twenty percent on average across core sectors in 2024 according to Green Street. We believe investors view allocations to private real estate investments as essential for obtaining diversified exposure to income and growth.
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
Proven Record of Fundraising Success with a Loyal Investor Base. We benefit from a diverse investor base with a large number of investors, many of whom have invested in several of our managed vehicles. Our experienced Client Solutions Group raises capital and maintains deep relationships with key institutional segments (e.g., sovereign wealth funds, pension funds and insurance companies) as a complement to our extensive wealth management relationships, which span most of the largest wirehouses in the United States. Our Client Solutions Group has a proven history of raising capital and driving growth across new products, platforms and investment teams, having raised an average of $3.1 billion of equity capital per year for the past five years.
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

Long-tenured Senior Management Team with High Alignment and Support of Deep and Talented Employee Pool. We are a people business and focus on consistently recruiting highly qualified people and empowering them to reach their full potential. We are led by approximately 35 active senior managing directors, many of whom have worked together for decades. Our current and former employees and affiliates have made, in the aggregate since the inception of Bridge Multifamily Fund I in 2009, capital commitments of over $650 million to our managed funds as of December 31, 2024, helping ensure an alignment of interests with our fund investors. In addition to the ownership interests held by our senior managing directors, certain employees are also eligible to receive share-based compensation to further align the interests of our employees with our shareholders and cultivate a strong sense of ownership and commitment to our Company.
Our nationwide team possesses extensive real estate, investment, operational, capital markets and transactional expertise that we believe cumulatively drives alpha generation at the asset level. We have grown from an employee base of under 1,000 in 2015 to approximately 2,250 current employees (including approximately 1,400 employees who operate our properties but not including employees of a professional employer organizations at certain properties) and have developed a strong internal culture and external brand reputation. Our culture of excellence, accountability, teamwork and collaboration allows employees to thrive in every aspect of their professional lives. We are committed to promoting an environment that fosters each employee’s professional growth and investing in each of our employees through target professional advancement (including tuition reimbursement), mentorship and leadership development. We believe in connecting the right people with the right opportunities to help them drive their careers at Bridge.
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

Launch New Product Offerings and Strategies Across Adjacent Sectors and Pursue Expanded Investment Geography. A key element of our growth has been our ability to apply our deep expertise in real estate to grow complementary investment strategies in additional real estate and real estate-adjacent sectors that offer attractive fundamentals. We have expanded our product offerings to provide an increasing array of opportunities for investors and a balanced business model that we believe benefits all of our stakeholders. For example, in recent years, we have launched several new investment strategies. We launched our Agency Mortgage Backed Securities (“Agency MBS”) platform in 2020 and our Net Lease Income platform in 2021, which were our first open-end structures. In 2021, we also launched our Logistics platform, in 2022, we launched our SFR and renewable energy platforms, and in 2023 we launched our secondaries platform. We are also launching new product offerings within these strategies to expand our distribution efforts. For example, in 2024 we launched a perpetual REIT within our Net Lease Income strategy that is available to a broader base of accredited investors. We expect to continue to develop new strategies and products across property types and fund structures. We also anticipate opportunities to expand our investment geography within our existing investment strategies. We believe there are additional expansion opportunities adjacent to our existing strategies that we are uniquely suited to pursue.
Expand Our Distribution Capabilities Domestically and Internationally. According to PwC’s Wealth Management Insights 2024 Report, affluent individuals are increasingly drawn to alternative assets, with their holdings expected to rise from approximately $4 trillion to approximately $12 trillion by 2030. However, many high-net-worth individual investors continue to have difficulty accessing private real estate and secondaries investment opportunities because of a lack of available products that satisfy regulatory and structural requirements related to liquidity, transparency and administration. Our investment platform is designed to expand access to the private real estate and secondaries markets for both institutional and individual fund investors.
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

Real Estate
Multifamily. Our Multifamily investment platform focuses on assets in growth markets that we believe offer attractive risk-adjusted returns. Our senior executives have focused on multifamily investments for the past 30 years, including previous ventures. Our Multifamily platform generally targets markets with investments within metropolitan statistical areas (“MSAs”) with household and employment growth rates that are projected to exceed national averages. We believe we have a differentiated approach to multifamily investing, which relies on the integration and coordination of our investment, asset management, debt capital markets and nationwide property management capabilities. Our “owner-operator” model allows us to manage assets internally, with in-house personnel functions such as property management, construction management and leasing. As of December 31, 2024, our Multifamily platform had approximately $8.7 billion of AUM.
Development. Our Development investment platform provides our fund investors an opportunity to capitalize on tax benefits associated with investments in qualified opportunity zones (“QOZs”), along with other attractive real estate development-oriented investment opportunities. QOZs were established by the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA generally provides investors who make qualifying investments in “qualified opportunity funds” that invest either directly or indirectly in certain geographic locales designated as QOZs with certain significant tax benefits (deferral of and/or exemption from payment of tax on certain capital gains). Our development investment program is multifamily-focused, with over 89% of the equity from our Opportunity Zone funds invested in multifamily development. We believe multifamily investments are well-suited for the 10-year hold required by the QOZ rules due to the persistent need for housing and the resulting consistent rental income of multifamily investments. We focus on investments located in Bridge’s existing target markets. Bridge was an early entrant into QOZ investing and remains one of the largest managers of QOZ-focused investment strategies. Bridge maintains connectivity and insight into regulatory developments as a member of the Opportunity Zone Coalition organized by the Economic Innovation Group. The Opportunity Zone funds within our Development platform have a longer tenor than our other closed-end funds due to the 10-year hold incentivized by the QOZ rules. As of December 31, 2024, our Development platform had approximately $8.1 billion of AUM.
Workforce and Affordable Housing. Our Workforce and Affordable Housing investment platform invests in, creates and preserves affordable rental housing communities for America’s workforce. Our Workforce and Affordable Housing senior executives bring decades of experience focusing on workforce housing investments. We target markets that are projected to have substantially higher household format and employment growth than the national averages. In September 2022, we had the final closing of Workforce and Affordable Housing II for total capital commitments of $1.74 billion, which we believe represents the largest fund of its kind ever raised. In June 2024, we launched Workforce and Affordable Housing III. With approximately 11.2 million households spending over 50% of their annual income on housing and a meaningful decline in Class B/C multifamily units as a percentage of total stock since 2000, we believe there is a significant need for affordable housing in the United States. Bridge brings a differentiated and socially responsible approach to investing in workforce housing, focusing on preservation and creation of innovative social programs that drive tenant satisfaction. We leverage our in-house operating platforms to reposition assets with specialized community and life-enhancing services providing more than just “four walls and a roof” to thousands of families across the United States. Our Workforce and Affordable Housing Strategy has received numerous awards in recent years, including winning “Social Fund of the Year” from Environmental Finance Sustainable Investment Awards (both 2021 and 2022), and being named as “ESG Private Markets Strategy of the Year” by Pension Bridge, winner in the category of “Best ESG Investment Fund: Private Equity,” runner up in the category of “Best ESG Investment Fund: Real Estate/Property” by ESG Investing (2021), winning the “Real-World Impact of the Year” award from PRI (2022), received the “Best ESG Fund: Impact Private Markets Award” from ESG Investing (2023), and winner of the “Best ESG Fund: Real Estate” from ESG Investing (2024). As of December 31, 2024, our Workforce and Affordable Housing platform had approximately $5.9 billion of AUM.

Seniors Housing. Our Seniors Housing investment platform invests in seniors housing assets across the United States. Our Seniors Housing senior executives have decades of experience in the sector and have completed over $9 billion of seniors housing transactions, including previous ventures. We believe that seniors housing is an attractive segment in the United States real estate market, offering sizeable long-term growth potential, significant consolidation opportunities, and durable industry fundamentals. The sector’s growth prospects are driven by the long-term demographics of the aging population, the increased incidences of Alzheimer’s and dementia-related diseases, and the needs-driven demand for the product type. We believe that the dramatic spike in the 75-and-older population, which is just beginning will result in a significant supply/demand imbalance that, when coupled with the approaching functional obsolescence of a meaningful portion of existing inventory, provides the fundamentals for an attractive investment opportunity in a sector with a limited supply of quality institutional competitors. Our Seniors Housing platform is a vertically integrated owner-operator and manages properties through our seniors housing property management company, Bridge Senior Living, as well as through third-party operating partners. We believe that our vertical integration enhances our ability to maximize performance, allows for direct control of the sales and marketing functions, and creates greater opportunities to deliver attractive returns to our fund investors. As of December 31, 2024, our Seniors Housing platform had approximately $2.5 billion of AUM.
Logistics. Our Logistics investment platform focuses on the acquisition and operation of value-add and acquisition of properties with higher-return potential to our core portfolio of properties, or “Core-Plus” acquisitions, of logistics assets as well as ground-up development opportunities predominantly in infill, last-mile driven markets in attractive MSAs. Our Logistics platform is led by a team of experienced industrial investment professionals, including individuals who previously worked together overseeing industrial and logistics investments and development projects for one of the largest real estate private equity fund managers. As of December 31, 2024, our Logistics platform had approximately $1.7 billion of AUM.
Office. Our Office investment platform holds value-add and Core-Plus commercial office assets in prime secondary and suburban sub-markets across the United States. Our senior executives have decades of commercial office real estate experience. Our investment approach combines a disciplined asset selection process with a strong focus on leasing and operationally oriented, value-add improvements that increase tenant satisfaction. We strive to offer attractive solutions to tenants and use various strategies that address evolving business needs, including traditional office terms, flexible enterprise solutions, including coworking and virtual office space. Our vertically integrated operating platform, local market presence and proximity to our assets allow us to address tenant needs on a comprehensive basis and to transform ordinary office properties into state-of-the-art, modern, appealing workspaces. As of December 31, 2024, our Office platform had approximately $1.4 billion of AUM.
Single-Family Rental. Our SFR investment platform, which was launched with the acquisition of the operations of Gorelick Brothers Capital in January 2022, focuses on the acquisition and operation of assets in the SFR market. In connection with the launch of the strategy, we acquired a portfolio of over 2,700 SFR properties previously managed by Gorelick Brothers Capital, which are supported by a vertically integrated SFR property management team that also joined Bridge in connection with the acquisition and launch of this platform. With approximately 14.4 million households in the single-family rental market in the United States, and given the population of millennials that continue to face significant barriers to home ownership, coupled with housing supply shortages, we believe the SFR market presents significant opportunity today and in the future. Our “owner-operator” model allows us to manage assets internally, with in-house personnel performing functions such as property management, construction management and leasing. As of December 31, 2024, our SFR platform had approximately $1.4 billion of AUM.

Credit
Debt Strategies. Our Debt Strategies investment platform invests in commercial real estate-backed fixed income opportunities with a primary focus on property types where Bridge has significant internal capabilities and experience including multifamily, industrial, office and seniors housing. Our investment strategy consists of three primary components: (1) investing in Freddie Mac K-Series B-pieces, where we are among the largest counterparties to Freddie Mac in the K-Series program; (2) direct lending through the origination of first-mortgage loans, where we are a leader in the sub-$50 million direct lending market for floating rate first-mortgage loans; and (3) mezzanine loans, preferred equity investments, commercial real estate collateralized loan obligations, in which we are a top issuer in the market, and other CMBS and real estate-backed fixed income investments. Freddie Mac K-Series B-pieces are subordinated tranche structured pass-through commercial mortgage-backed securities, which generally occupy a first-loss position for the underlying mortgage pool, which we believe offer an attractive risk-adjusted return in current and expected market conditions. Bridge’s locally based real estate teams and subsector expertise provide differentiated capabilities to assess the quality and risk of underlying collateral, including the ability to step in and manage assets as appropriate, and undertake differentiated due diligence of collateral in a manner that utilizes our knowledge of markets, market trends, assets, and the financial condition of owners/sponsors. These capabilities, coupled with the securitized finance, structuring, and capital markets expertise of our Debt Strategies team, provides this platform with a differentiated and enhanced approach to investing in the commercial real estate debt market while mitigating risk. As of December 31, 2024, our Debt Strategies platform had approximately $12.1 billion of AUM.
Agency MBS. Our Agency MBS investment platform invests in residential mortgage-backed securities (“Agency MBS”), guaranteed by U.S. Government Sponsored Enterprises (“GSEs”), in a proprietary structure designed to drive high cash returns with hedged interest rate and limited credit risk and to mitigate market dislocations and preserve principal. The GSEs’ guarantee of principal and interest mitigates underlying borrower credit risk in the Agency MBS market. Our investment process consists of a top-down analysis of market conditions and opportunities, a systematic asset selection and portfolio creation process, transaction negotiation and hedging execution, and ongoing risk review, portfolio management and reporting. Our investment strategy focuses on asset selection, leveraging our expertise in Agency MBS and our proprietary method of loan-level analysis in an effort to identify loans with relatively limited refinancing risk. We then utilize funding and interest rate hedging across the yield curve to mitigate the impact of changes in interest rates and to create stable cash flows. Our Agency MBS platform is led by a team with extensive experience managing Fannie Mae’s Agency MBS and Collateralized Mortgage Obligations prior to joining Bridge. As of December 31, 2024, our Agency MBS platform had approximately $2.8 billion of AUM.
Net Lease Income. Our Net Lease Income investment platform focuses on the acquisition and operation of Class A and Class B mission critical industrial, manufacturing, logistics and other critical business infrastructure properties ranging between 75,000 and 600,000 square feet located in the top 75 MSAs across the United States and on distribution corridors within growth markets. We focus on tenants in growing sectors and established durable industries including e-commerce, food, manufacturing and business-to-business. We believe that opportunities exist to identify and deploy capital quickly into mispriced assets to strategically build a diverse high yielding portfolio. We focus on multiple deal sourcing channels including traditional broker networks, programmatic build-to-suit relationships, private equity sponsors for sale leasebacks, local developer relationships in target markets and existing tenants. Our Net Lease Income platform is led by a team of experienced industrial investment professionals, including several individuals who previously worked together overseeing industrial net lease investments of a large publicly listed real estate investment trust. As of December 31, 2024, our Net Lease Income platform had approximately $838.1 million of AUM.
Renewable Energy
Our Renewable Energy investment platform seeks to create value through the production of clean energy by building and operating renewable energy infrastructure on existing commercial properties, while at the same time providing owners and tenants a discount to market energy price. We anticipate this to be a growing sector due to strong demand for green energy fueled by price sensitivity, environmental awareness and regulatory pressure. The Bridge Renewable Energy principals have more than 60 years of collective experience and relationships across the real estate industry in multiple asset classes, as well as decades of experience in commercializing and financing energy technologies that have led to the development of over 600 megawatts of onsite power generation systems for major property owners. As of December 31, 2024, our Renewable Energy platform had approximately $62.3 million of AUM.

Secondaries
In March 2023, we launched our secondaries investment platform with the acquisition of Newbury Partners LLC (“Newbury”). Our investment strategy in this new platform focuses on acquiring limited partnership interests in established buyout, growth equity and venture capital funds. Founded in 2006, Newbury had raised over $6.2 billion of committed investor capital across five dedicated funds and invested in over 500 underlying interests on behalf of more than 250 limited partners worldwide prior to our acquisition. The transaction added significant assets to our platform, and is expected to enable us to expand into the rapidly growing private equity secondaries market, which continues to see accelerating demand. Newbury’s extensive direct sourcing network and middle market focus allowed it to benefit from specialized expertise and drive attractive risk-adjusted returns, which strategy aligns closely with our own approach to real estate investments. The addition of Newbury diversified our product offerings and expanded our institutional client base, with minimal overlap between Newbury’s fund investors and our existing limited partners. As of December 31, 2024, our secondaries platform had approximately $4.4 billion of AUM.
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
Our vertically integrated investment process begins with detailed market research, where we combine top-down sub-market analysis with our bottom-up local market expertise, to provide a unique relative value perspective across our target markets. We use a comprehensive, data-driven approach to analyze macroeconomic trends and identify compelling investment opportunities. Extensive underwriting and transactional experience helps us secure off-market investment opportunities and produces insights that enhance the quality and rigor of our underwriting. We use proprietary tools across all of our platforms that support underwriting new investments and are designed to increase the value of existing investments, through active asset management capabilities. Our property management and underwriting are inherently data-oriented, using inputs collected at the property level to identify and drive operational efficiencies and growth. Analytical metrics vary by platform and investment team, but typically include detailed supply and demand forecasts and market pricing, all at the local level, as well as operational metrics that help us understand past, current and prospective issues that may impact the performance of our assets. We believe the hands-on experience of our operating platforms, together with our market analysis, has led to superior underwriting, alpha generation and leading investment returns. We believe that frequent involvement and input from the applicable investment committee along with an integrated review and analysis from our localized teams in each market provide a significant competitive advantage due to our vertically integrated structure.
Structure and Operation of Our Investment Vehicles
We primarily conduct the management of our funds and other vehicles through a partnership, REIT, or limited liability structure (or similar structures for non-U.S. vehicles) where the entity organized by us accepts subscriptions or commitments for investment from institutional investors and high-net-worth individuals that qualify as qualified purchasers or accredited investors as applicable for the investment vehicle. Such commitments to our funds are generally called from investors on an as-needed basis to fund investments or for other permitted purposes over a specified term. Perpetual REITs generally sell shares through monthly subscriptions, which are payable in full upon acceptance of an investor’s subscription into the REIT. We also advise a number of investors through joint ventures, separately managed accounts, or single investor funds. In some cases, those vehicles are non-discretionary, and we provide investment management services for vehicles controlled by the investors.

Substantially all of the day-to-day operations of each investment vehicle are typically carried out by a Bridge investment adviser subsidiaries that are registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment advisory, investment management or other similar agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser from funds serve to offset or reduce the management fees payable by investors in our investment vehicles and certain rights of termination with respect to our investment advisory agreements. In addition to having an investment adviser, each investment vehicle that is a partnership (or similar structure for non-U.S. vehicles) also has a general partner that generally makes all operational and investment decisions, including making, monitoring and disposing of investments. The limited partners of our discretionary funds and other vehicles generally take no part in the conduct or control of the business of these vehicles, have no right or authority to act for or bind the vehicles and have no influence over the voting or disposition of the securities or other assets held by the vehicles. The governing agreements of many of our investment vehicles provide that in the event certain “key persons” managing a vehicle do not meet specified time commitments with regard to managing that or other Bridge affiliated vehicles, then investors may have the right to accelerate or terminate the investment period for that vehicle or have other remedies as set forth in the applicable governing agreements of that vehicle.
Our Fund Investors
Our global fund investor base is balanced across individual investors, which includes high-net-worth fund investors, fund investors who invest through a wirehouse relationship or through an RIA family office, and institutional investors, which includes public and private organizations who manage capital as fiduciaries on behalf of their investors or beneficiaries (e.g., public and private pension funds, sovereign wealth funds, insurance companies, endowments, foundations, and funds of funds). We view this balance in our fund investor base as a meaningful differentiator, and one that has enabled us to consistently grow our increasing breadth of managed vehicles and strategies. Individual investors accounted for approximately 43% of our committed capital as of December 31, 2024. On the institutional side, we have fund investors spanning six continents, comprising approximately 58% of our committed capital as of December 31, 2024. We view these two distinct components of our fund investor base to be highly complementary and believe they provide us with significant opportunities for continued growth, stability, and diversification among our fund investor base. Our Client Solutions Group manages relationships with our distribution partners and our institutional fund investors in a high-touch capacity.
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
Our success with individual high-net-worth fund investors is evident through our serial development of focused vehicles. For example, in 2019 we launched Bridge Development, which was in part designed to target the unique tax benefits of investing in QOZs and for which Bridge was particularly well-positioned given our multi-decade leadership in community revitalization. These tax benefits are very advantageous for individual/high-net-worth investors and by virtue of our deep relationships and capabilities across the wirehouse and RIA channels, as of December 31, 2024, we have raised an aggregate of approximately $8.1 billion of equity capital across six distinct development-focused vehicles, establishing Bridge as a leader in this segment of the market.

Our individual/high-net-worth investors in our equity strategies generally pay us investment management fees of between 1.0% and 2.0% and incentive fees of between 15% and 20% above a preferred return hurdle. On our debt strategies, our individual/high-net-worth investors generally pay us investment management fees of between 0.65% and 1.75% and incentive fees of 15% above a preferred return hurdle. We typically share a portion of the fees we earn on capital raised through wirehouse and RIA distribution channels.
Institutional Investors
Our institutional fund investor base includes some of the world’s largest public and private pension funds, sovereign wealth funds, and insurance companies, as well as banks, corporations, endowments, foundations, funds of funds and family offices. Our institutional fund investor relationships span North America, Europe, the Middle East and Asia and comprised approximately 58% of our committed capital as of December 31, 2024. Because we manage a range of sector specialized investment vehicles, we maintain a high-touch, high frequency approach to fund investor relationships. Our range of specialized product offerings and high-touch approach to fund investor coverage facilitates significant cross-selling among our institutional investor base.
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
Capital Invested In and Alongside Our Investment Vehicles
To further align our interests with those of our fund investors, we have invested Bridge capital and that of our personnel and affiliates in the investment funds and other vehicles we sponsor and manage. Minimum general partner capital commitments to our investment vehicles are determined separately with respect to each vehicle. We determine whether to make general partner capital commitments to our funds and other vehicles in excess of the minimum required commitments based on, among other things, our anticipated liquidity, working capital and other capital needs. In many cases, we require our senior managing directors and other professionals and affiliates to personally fund a portion of the general partner capital commitments to our investment vehicles. In other cases, Bridge may make capital commitments through our general partners. Our general partner capital commitments are generally funded with cash and not with carried interest or deferral of management fees. Bridge, Bridge personnel and certain relationships also have the opportunity to make investments in or alongside our funds and other vehicles we manage, in some instances without being subject to management fees, carried interest or incentive fees.
Human Capital Management
Employees
As of December 31, 2024, we had approximately 2,250 employees, including approximately 280 investment professionals, approximately 555 employees supporting our investment, investor service and corporate activities and approximately 1,400 employees operating our properties, which are generally expensed via our managed investment vehicles, as property level operating expenses for the assets owned by our managed investment vehicles. Additionally, we have approximately 2,700 professionals employed through a professional employment organization at sites managed by Bridge Senior Living, all of whom are expensed via our managed investment vehicles. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Corporate Culture
Bridge is committed to fostering, cultivating and strengthening a culture of inclusion and belonging. We believe that our human capital is our most valuable asset. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and commitment to excellence.
We uphold these principles through annual training and comprehensive employee handbooks designed to instruct and remind all Bridge employees that they have a responsibility to treat others with dignity, respect, and professionalism at all times, and are expected to exhibit conduct that reflects respectfulness and inclusion during work, at work functions on or off the work site, and at all other company-sponsored and participative events. We strongly encourage any employees who believe they have been subjected to any kind of discrimination or other incident that conflicts with our corporate culture to report such incidents to a supervisor or human resources representative. Any employee found to have exhibited any inappropriate conduct or behavior against others may be subject to disciplinary action, including termination.
Moreover, we are committed to building and maintaining a talented workforce that delivers strong performance and results to our stakeholders through a comprehensive and holistic approach to recruiting, developing and retaining our talent from all backgrounds, cultures and perspectives. We focus on enabling and supporting an environment of respect and trust that benefits all Bridge employees. In order to realize this collective commitment, we have set four overarching goals for our company culture, representing a structured approach to achieving and sustaining progress in promoting an inclusive work environment and providing opportunities for all employees to use their varied talents to support our mission and pursuit of excellence:
•Be an employer of choice in our industry by recruiting, attracting and hiring strong, talent from a variety of backgrounds, including by partnering with key industry associations to reach a broader talent pool and building on a reputation for reliability and social impact in the communities in which we operate;
•Foster an environment of excellence where all employees can thrive by promoting a positive work environment through consistent training, feedback and role modeling by leaders who set the tone and hold themselves and their employees accountable;
•Assess employee, manager and company performance toward taking on challenges and celebrating successes; and
•Create affinity networks to support, promote and retain talent from a vareity of backgrounds, as well as build on best practices.
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
Inclusion at Bridge
At Bridge, we are dedicated to fostering a workplace that thrives on collaboration, innovation, and mutual respect. The BRIDGE Framework embeds inclusion and belonging into the foundation of our workplace and business strategy, ensuring a culture of opportunity and collaboration.
Our strength lies in the collective expertise, perspectives, and experiences of our team. By fostering a culture of belonging, we aim to unlock the full potential of our workforce, enabling innovation, collaboration, and excellence. Through the BRIDGE Framework, we align our values with action:
B:     Belonging to a great place to work – Building a culture of trust, respect, and connection for all employees.
R:     Recruitment and retention of talent – Creating equitable pathways to attract and retain exceptional talent from a variety of backgrounds.
I:     Inclusive Environment – Promoting collaboration, open communication, mutual respect, and representation in our teams.
D:     Development of diverse skill sets – Empowering employees to achieve their full potential through learning and growth opportunities.
G:     Global Understanding – Cultivating awareness and respect for cultures within our workplace and the communities we serve.
E:     Equality in the workplace – Upholding fairness and transparency in all practices, processes, and decisions.
All employees share the responsibility of upholding these values. Employees complete annual training, equipping them with the tools to promote inclusion and mutual respect for everyone.

In connection with the BRIDGE Framework and our overall corporate strategy, we have established a committee comprised of various managers and senior members of Bridge. We have also established various BRIDGE Resource Groups (“BRGs”), which are employee resource groups created to drive inclusion, educate and build awareness, including the Bridge Women’s Network, Black Inclusion Group, Bridge Allies for AAPI, BIG Pride, Unidos @Bridge, Bridge Advocates for Accessibility and Bridge of Honor Veterans Group. In keeping with our dedication to inclusion, these BRGs are open to all employees regardless of how they personally identify.
Sustainability and Responsibility Commitment
Bridge has been committed to the core values and principles of Sustainability and Responsibility for decades and has long operated its business as such. We take seriously our fiduciary duty alongside our Sustainability and Responsibility commitment, striving to have positive impact in environmental stewardship, community revitalization and programming, workforce inclusion, corporate governance, and employee, resident, and tenant engagement.
We believe Sustainability and Responsibility is an imperative and are committed to integrating and operationalizing ESG to improve our decision-making and risk management. We recognize that strong corporate and individual citizenship go hand in hand, and we seek to be an industry leader in ESG practices and provide positive impact across our business and in our communities.
Environmental: We seek to optimize the environmental building performance of our portfolios’ properties through careful measurement and monitoring, technology upgrades, and efficiency measures that drive cost savings and reduced carbon footprints. Through our robust data management and reporting practices, we monitor energy and water usage, waste generation, and carbon emissions across Bridge strategies where data is available. Additionally, Bridge became an early participant in Freddie Mac’s Green Advantage program in 2016, and throughout our corporate offices and investment strategies, we have intentionally developed systems and programs that aim to reduce our environmental footprint, enhance property resilience, and foster the health and well-being of our residents, tenants, and employees.
Social: We believe in providing positive experiences and environments for all those we serve. From our BRIDGE Framework that cultivates a workplace that supports all employees to our steadfast commitment to our employees’ success and well-being, Bridge seeks to foster a culture where everyone feels valued and empowered. We strive to provide our employees with robust benefits and mentorship programs to support their professional and personal development. At the corporate level, we seek to give back to the residents, tenants, and communities we serve through our Bridge Gives Community Engagement Strategy, Bridge Ambassadors program, and Bridge Community Enhancement Initiative (“BCEI”) as well as ongoing resident and tenant engagement projects and events.
Governance: Bridge is committed to the principles of responsible and sustainable investing. In our pursuit of industry leadership, we seek to follow policies, practices, and procedures that ensure we operate with transparency, accountability, and integrity. We recognize that strong corporate governance and individual citizenship are essential to achieving our goals as a firm, and we strive to deliver impactful outcomes to our partners, employees, and communities.
We became a Principles for Responsible Investment (“PRI”) in 2020 and remain an active signatory along with nearly 5,300 corporate signatories across over 80 countries. Since 2021, Bridge has been a GRESB member and participated with multiple vehicles in the annual GRESB assessment. Established in 2009, GRESB has become a leading ESG benchmark for real estate and infrastructure investments across the world, used by 150 institutional and financial investors to inform decision-making. On an annual basis, Bridge also publishes a firmwide Sustainability & Responsibility Report and a Bridge Workforce and Affordable Housing (“WFAH”) Impact Report. These reports demonstrate Bridge’s support of established standards and disclosure frameworks such as Global Reporting Initiative (“GRI”) Standards, Sustainable Accounting Standards Boards (“SASB”), United Nations Sustainable Development Goals (“SDGs”), Task Force on Climate-related Disclosures (“TCFD”), Global Impact Investing Network’s Impact Reporting Investing Standards (GIIN IRIS), and Multifamily Impact Council (“MIC”) Framework. For more information, please visit: www.bridgeig.com/sustainability-responsibility.

Over the history of our formal Sustainability & Responsibility program, we have received several recognitions by leading ESG and sustainability award programs. The Bridge WFAH family of funds has won “Best ESG Investment Fund” in either the Private Equity or Real Estate categories for each year between 2021 and 2024. Additionally, WFAH has won “Social Fund of the Year” from Environmental Finance Sustainable Investment Awards in both 2021 and 2022, “ESG Private Markets Strategy of the Year” by Pension Bridge Institutional Asset Management Awards in 2021, and “Real Work Impact Initiative of the Year” by the United Nation’s 2022 PRI Annual Awards. Bridge has been selected as one of the Impact Sponsor Award winners since 2022, a program that recognizes sponsors who simultaneously move the needle on affordable housing and create value through tenant advancement.
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
Our funds, REITs, and other vehicles are not registered under the Securities Act and are offered by private placement to qualified investors pursuant to an exemption from registration. Our funds are not registered under the 1940 Act, because we primarily only offer interests in our funds to persons who we reasonably believe to be “qualified purchasers,” as defined under the 1940 Act, or rely on other exemptions from registration under the 1940 Act. Any perpetual REITs we manage are not expected to be registered under the 1940 Act.
ERISA-Related Regulation
Some of our funds and other vehicles include “benefit plan investors,” as defined under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Without a statutory or administrative exemption, we would be considered a “plan fiduciary” under ERISA with respect to such benefit plan investors by virtue of our role as investment manager of these funds. ERISA and the Code impose certain duties on persons that are plan fiduciaries under ERISA, prohibiting certain transactions involving benefit plans and “parties in interest” or “disqualified persons” to those plans, and providing for monetary penalties against plan fiduciaries for violations of these prohibitions. In order for our funds’ investments to not constitute “plan assets” under ERISA for the purposes of the fiduciary responsibility obligations thereunder, we rely on particular exemptions related to the manner in which we structure investments from benefit plan investors and in how we conduct certain investment management activities. Maintaining these exemptions may be highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. Our failure to comply with these various requirements could subject us to regulatory action or third-party claims which could have a material adverse effect on our business.

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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K, including our consolidated financial statements and the related notes, before deciding to invest in our Class A common stock. The occurrence of any of the events described below could harm our business, operating results and financial condition. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. See “Cautionary Note Regarding Forward—Looking Statements.”
Risks Related to the Proposed Mergers
The Mergers may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Mergers could adversely affect our business and the market price of our common stock.
On February 23, 2025, we entered into the Merger Agreement, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub Inc. will be merged with and into us, and we will survive such merger as a wholly owned subsidiary of Apollo, and Merger Sub LLC will be merged with and into the Operating Company with the Operating Company surviving such merger as the surviving limited liability company and a wholly-owned subsidiary of Apollo. The consummation of the Mergers is subject to certain closing conditions customary for a transaction of this type, as set forth in the Merger Agreement, including, among other things, (i) approval by the affirmative vote of the holders representing at least a majority of the aggregate voting power of the outstanding shares of Class A common stock and Class B common stock entitled to vote in accordance with the DGCL, voting together, (ii) the expiration or termination of the applicable waiting period under the HSR Act, (iii) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (iv) each party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects, (v) the revenue run-rate for all of our clients (other than non-consenting clients) being at least 85% of the revenue run-rate for all of our clients as of December 31, 2024, (vi) certain pre-closing restructuring activities having been completed, (vii) the effectiveness of the registration statement to be filed by Apollo with the SEC pursuant to the Merger Agreement, (viii) the approval for listing on the New York Stock Exchange of the shares of the Apollo common stock to be issued as merger consideration in connection with the Mergers, subject to official notice of issuance, (ix) the Second A&R TRA remaining in full force and effect, and (x) other customary conditions specified in the Merger Agreement.
Many of the conditions to consummation of the Mergers are not within our control or the control of Apollo or the Merger Subs, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Mergers, if the Mergers are not consummated within the expected timeframe, or at all. Failure to complete the Mergers within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:
•if the Mergers are not completed within the expected timeframe, or at all, the share price of our common stock may change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Mergers;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Mergers, for which we may receive little or no benefit if the Mergers are not completed. Many of these fees and costs will be payable by us even if the Mergers are not completed and may relate to activities that we would not have undertaken other than to complete the Mergers;
•failure to complete the Mergers within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Mergers;
•the impairment of our ability to attract and retain employees as well as fund investors;

•upon termination of the Merger Agreement by us or Apollo under specified circumstances, we would be required to pay a termination fee of approximately $45 million; and
•we could be subject to litigation related to any failure to complete the Mergers.
The announcement and pendency of our acquisition by Apollo could adversely affect our business, prospects, financial condition, and results of operations.
The announcement and pendency of the Mergers could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the Mergers are completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Mergers:
•the diversion of significant management time and resources towards the completion of the Mergers;
•the impairment of our ability to attract and retain employees as well as fund investors;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Mergers; and
•litigation relating to the Mergers and the costs and distractions related thereto.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.
We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Apollo a termination fee of approximately $45 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Superior Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Mergers, after such termination of the Merger Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Mergers, generally requiring us to (and to cause the Operating Company and specified subsidiaries to) conduct our business in the ordinary course and use reasonable best efforts to preserve intact our business organizations, relationships and assets. In addition, we are subject to a variety of specified restrictions. Unless we obtain Apollo’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Merger Agreement or required by applicable law, we may not (and may not cause the Operating Company nor specified subsidiaries to), among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue or repurchase equity, pay certain dividends, acquire or dispose of certain assets or securities, enter into, modify or terminate material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

If the Corporate Merger does not qualify as a “reorganization” under Section 368(a) of the Code, holders of our Class A common stock may be subject to additional U.S. federal income tax in connection with their receipt of Apollo common stock in the Corporate Merger.
The Corporate Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes. However, neither we nor Apollo intends to request any ruling from the IRS regarding any matters relating to the integrated mergers, and, consequently, there can be no assurance that the IRS will not assert, or that a court would not sustain, a position to the contrary to any of the positions set forth in this proxy statement/prospectus. If the IRS were to challenge the “reorganization” status of the integrated mergers successfully or the form or structure of the integrated mergers was changed in a manner such that it did not qualify as a “reorganization,” the holders of our Class A common stock could be subject to additional U.S. federal income tax in connection with their receipt of Apollo common stock in the Corporate Merger.
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
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies. For example, concerns over inflation, the rapid increase and maintenance of high interest rates and resulting impacts on availability of debt financings, and fluctuations in oil and gas prices resulting from global production and demand levels, together with hostilities in the Middle East region, including the conflict between Israel and Hamas, the conflict between Russia and Ukraine and tensions between China and Taiwan, have precipitated market volatility.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility generally. Concerns over significant declines in the commodities markets, sluggish economic expansion in non-U.S. economies, including continued concerns regarding growth prospects in China and emerging markets, and growing debt loads for certain countries all highlight the fact that economic conditions remain unpredictable and volatile. In recent periods, trade tensions between the United States and China, and other geopolitical tensions have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition.

These and other conditions in the global financial markets and the global economy may result in adverse consequences for us and many of our funds, each of which could adversely affect the investments of such funds, restrict such funds’ investment activities, impede such funds’ ability to effectively achieve their investment objectives and result in lower returns than we anticipated at the time certain of our investments were made. More specifically, these economic conditions could adversely affect our operating results by causing: decreases in the market value of securities, debt instruments or investments held by some of our funds; decreased availability and increased cost of financing caused by elevated interest rates, impacting returns and contributing to illiquidity in the market, which could adversely affect transaction volumes and the pace of realization of our funds’ investments or otherwise restrict the ability of our funds to realize value from their investments, thereby adversely affecting our ability to generate performance fees or other income; reduced absorption or lease rates in the market related to one or more of our asset classes, including office, thereby reducing returns from such investments or realizing losses related thereto; our assets under management to decrease, thereby lowering a portion of our management fees payable by our funds to the extent they are based on market values; and increases in costs or reduced availability of financial instruments that finance our funds. During periods of difficult market conditions or slowdowns, negative financial results may reduce the net asset value of our funds and the investment returns for our funds, which could have a material adverse effect on our operating results and cash flow. As many of our funds have a finite term, they may be adversely affected by being forced to dispose of investments when there are reduced opportunities to exit and realize lower-than-expected returns on investments made prior to the deterioration of the credit markets. Our funds may also be negatively impacted by our inability to find suitable investments for the funds to effectively deploy capital, which could adversely affect our expected returns and our ability to raise new funds and thus adversely impact our prospects for future growth.

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
If the investments we make on behalf of our funds perform poorly, we may suffer a decline in our investment management revenue and earnings.
Our revenue is derived from fees earned for our management and operation of our funds and incentive fees or carried interest, among other sources. In the event that our funds or individual investments perform poorly, our revenues and earnings derived from incentive fees will decline and make it more difficult for us to raise capital for new funds or gain new fund investors in the future. We may be unable to collect unrealized or future management fees from fund investors on products or strategies that perform poorly. If such products do not return to profitability, we may be required to write off all accrued and unpaid management fees. For example, as the result of ongoing headwinds in the commercial office sector, which represented 3% of our AUM as of December 31, 2024, we are no longer collecting fund management fees or fund administration fees on Bridge Office Fund LP (“BOF I”), which previously contributed $2.0 million to revenue on a quarterly basis. During the third quarter of 2024, we began reserving for fund management fees and fund administration fees for Bridge Office Fund II LP (“BOF II”). As of December 31, 2024, we have a $15.0 million outstanding unsecured loan to a subsidiary of BOF I, as well as a $15.8 million outstanding unsecured loan to BOF II, both of which we have determined to be recoverable, but which may be lost in whole or in part. Further, if economic or market conditions related to any asset class that we manage result in any of our funds filing for bankruptcy, we may lose all future management or incentive fees in connection with such fund. For certain products or strategies, failure to integrate and apply acceptable sustainability and responsibility investment principles, including carbon neutrality or climate change strategies, can be considered in determining, or result in, poor performance, and result in decreased capital commitments and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation pursuant to the governing documents of our funds. These clawback obligations may require us to use cash or other reserves to satisfy such obligations instead of using the cash for another purpose. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.

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
Our business depends in large part on our ability to raise capital from third-party investors. A failure to raise capital from third-party investors on attractive fee terms or at all, would impact our ability to collect management fees or deploy such capital into investments, which would materially reduce our revenue and cash flow and adversely affect our financial condition.
Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as economic and market conditions (including the level of interest rates and stock market performance) and the asset allocation rules or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds or the asset classes in which our investment funds invest.
In addition, volatility in the valuations of investments, has in the past and may in the future affect our ability to raise capital from third-party investors. To the extent periods of volatility are coupled with a lack of realizations from investors’ existing portfolios, such investors may be left with disproportionately outsized remaining commitments to a number of investment funds, which significantly limits such investors’ ability to make new commitments to third-party managed investment funds such as those managed by us. Further, during periods of market volatility, investor subscription requests may be reduced.
Our ability to raise new funds could similarly be hampered if the general appeal of alternative investments or real estate as an asset class were to decline. An investment in a limited partner interest in an alternative investment fund is generally more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. In periods of positive markets and low volatility, for example, investors may favor passive investment strategies over our actively managed investment vehicles.
If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund. Further, as we seek to expand into other asset classes, we may be unable to raise a sufficient amount of capital to adequately support such businesses. A failure to successfully raise capital could materially reduce our revenue and cash flow and adversely affect our financial condition.
In connection with raising new funds or making further investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed or funds managed by our competitors, including with respect to management fees, incentive fees and/or carried interest, which could have an adverse impact on our revenues. Such terms could also restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our revenues. In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability if we were to implement these alternative investment structures.

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
As a publicly traded company, some of our fund investors may believe that we may strive to generate near-term profit for the public company rather than returns for our fund investors over time, or that we might grow our AUM for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. Some of our current and potential fund investors may determine not to invest in our funds based on the performance of our stock price. There can be no assurance that we will be successful in our efforts to address such concerns or to convince current or future fund investors that becoming a publicly traded company has not or will not negatively affect our longstanding priorities or the way we conduct our business. A decision by a significant number of our current fund investors or prospective future fund investors not to commit additional capital to our funds or to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and may materially and adversely affect our business, financial condition and results of operations.
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
A number of factors have had and may continue to have an adverse impact on credit markets in particular. After several rate increases to the federal funds rate during 2022 and 2023 and the corresponding deceleration of inflationary growth, the Federal Reserve paused increases in the fourth quarter of 2023. During 2024, inflation continued to decelerate and moderated at approximately 2.5%, which led to the Federal Reserve making its first rate cut in four years during its September 2024 meeting. It is expected that the Federal Reserve will make additional rate cuts in coming quarters. However, uncertainty surrounding interest rates have had and may continue to have a material effect on our business, including downward pressure on the market value of the assets that we manage and associated incentive fees we can accrue and realize therefrom, as well as the cost and availability of financing for acquisition and disposition transactions. An extended period of high interest rates would continue to present a challenge for the valuations of such assets, as well as for fundraising in our real estate strategies. The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, which has reduced and may continue to reduce transaction volumes in the real estate assets in which we operate. Reduced transaction volumes have restricted and may continue to restrict liquidity in the real estate market, which would require our funds to delay realization of gains and incentive fees or sell assets at a discount as facilities reach maturity.

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
Further, in 2023 the U.S. banking system experienced volatility resulting in large part from the closure of certain U.S. banks. Similar events at U.S. or international banks in the future could increase our costs, negatively impact our or our funds’ ability to execute on pending transactions, including with respect to the ability to draw down amounts under credit facilities, and divert the Company’s time, attention and resources. Any such closures could result in significant financial distress in the markets, which could exacerbate the normal risks we face. Furthermore, such closures could lead to financial system and participant regulatory reform, and such increased regulatory oversight could impose additional administrative burdens on us or our funds. In the event of a bank failure, we may lose access to funds held at that bank. While the Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC-insured banks, there are limits to the amount of coverage provided. Any deposits or interest earned on deposits that exceed FDIC insurance limits may not be recovered. The foregoing could materially adversely impact our operations and our ability to realize our objectives in a timely manner.
We may need to raise additional capital in the future and such capital may not be available on acceptable terms, if at all.

As of December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $90.6 million, fund management fees and property management and leasing fees, which are collected monthly or quarterly, transaction fee income, and borrowings under our Credit Facility (as defined herein). We believe that our current sources of liquidity, which include cash generated by our operating activities and cash and funds available under our credit sources, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional capital. We may raise additional capital through the sale of equity securities or through debt financing arrangements, and depending on our capital requirements, such funds may not be available on favorable terms, if at all. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financial covenants that could restrict our operations. In addition, rules and regulations of the SEC may restrict our ability to conduct certain types of financing activities or may affect the timing of and the amounts we can raise by undertaking such activities. See “Risks Related to Ownership of Our Class A Common Stock — Future sales, or the expectation of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.” If we cannot raise funds on acceptable terms, we may not be able to repay debt or other liabilities, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated liquidity requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals and have a significant adverse effect on our business, financial condition and results of operations.
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
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is difficult to predict. AI Technologies could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations. We intend to avail ourselves of the potential benefits, insights and efficiencies that are available through the use of AI Technologies, which presents a number of potential risks that cannot be fully mitigated. Data in models that AI Technologies utilize are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of AI Technologies and adversely impact us and our operations to the extent we rely on the work product of such AI Technologies in such operations. There is also a risk that AI Technologies may be misused or misappropriated by our employees and/or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personal identifiable information, into AI Technology applications, resulting in such information becoming part of a dataset that is accessible by third-party AI Technology applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. Further, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. Regulations related to AI Technologies may also impose on us certain obligations and costs related to monitoring and compliance.
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
From time to time we, our funds and our funds’ investments have been and may be subject to litigation. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing, as have claims against owner operators of real estate assets. The investment decisions we make in our asset management business and the activities of our investment professionals (including in connection with investment and investment advisory activities) may subject us, our funds and our funds’ investments to the risk of third-party litigation or regulatory proceedings arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the suitability or manner of distribution of our products, including to retail investors and a variety of other claims.
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
Under the Advisers Act, each of the investment management agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other account. An assignment may occur under the Advisers Act if, among other things, we or the Operating Company undergoes a change of control, including in connection with the proposed Mergers. Pursuant to the Merger Agreement, both we and the Operating Company will undergo changes of control upon consummation of the Mergers. If a change of control transaction occurs, including with respect to the Mergers, we cannot be certain that our relevant SEC-registered investment adviser subsidiaries will be able to obtain the necessary consents from our funds and other accounts, which could cause us to lose the management fees and performance fees we earn from such funds and other accounts.
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
We are a holding company that has no material assets other than our ownership of Class A Units in the Operating Company. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses (including payments under the TRA) or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of the Operating Company and its subsidiaries and distributions we receive from the Operating Company. There can be no assurance that the Operating Company and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. The Merger Agreement, subject to certain exceptions, places restrictions on our and the Operating Company’s ability to pay any dividends or other distributions, other than tax distributions required to be made pursuant to the operating agreement of the Operating Company and which are consistent with past practice, during the interim period between the execution of the Merger Agreement and the Effective Time (or the date on which the Merger Agreement is terminated).

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
The TRA provides that if (1) we materially breach our material obligations under the TRA, (2) certain mergers, asset sales, or other changes of control were to occur, or (3) we terminate the TRA early, then our obligations, or our successor’s obligations, under the TRA would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA. As a result, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. However, if the Mergers are consummated, the Second A&R TRA will become effective, which provides, among other things, that, the Continuing Equity Owners will forego the acceleration of certain payments that would otherwise have been payable under the TRA to the Continuing Equity Owners by the Company as a result of the Mergers.
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
Our dual class structure may increase volatility in the market price of our Class A common stock.
Our dual class structure may result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. Under policies announced by major indices in recent years, the dual class structure of our stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from such indices, but it is possible they may depress valuations, compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
The Jumpstart Our Business Startups Act (“JOBS Act”), is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of the IPO. For so long as we are an “emerging growth company,” we will, among other things:
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
In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to other public companies.
We cannot predict whether investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We may pay dividends to our stockholders, but our ability to do so is subject to the terms of the Merger Agreement and the discretion of our board of directors, and may be limited by our holding company structure and applicable provisions of Delaware law.
In the past we have made efforts to pay holders of Class A common stock a quarterly dividend representing substantially all of Bridge Investment Group Holdings Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. All of the foregoing is subject to the qualification that (1) the Merger Agreement, subject to certain exceptions, places restrictions on our ability to pay any dividends or other distribution, other than tax distributions required to be made by the Operating Company pursuant to the operating agreement of the Operating Company and which are consistent with past practice (reduced by our estimated obligations (including estimated U.S. federal, state and local income taxes and obligations under the TRA)), during the interim period between the execution of the Merger Agreement and the Effective Time (or the date on which the Merger Agreement is earlier terminated) and (2) the declaration and payment of any dividends are at the sole discretion of our board of directors and our board of directors may change our dividend policy at any time, including, without limitation, to reduce such quarterly dividends or even to eliminate dividends entirely. Any decision to declare and pay dividends in the future is made at the discretion of our board of directors (and, during the interim period between the execution of the Merger Agreement and the Effective Time (or the date on which the Merger Agreement is earlier terminated), other than tax distributions required to be made by the Operating Company pursuant to the operating agreement of the Operating Company and which are consistent with past practice (reduced by our estimated obligations (including estimated U.S. federal, state and local income taxes and obligations under the TRA)), will require the consent of Apollo) and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our credit facilities. Therefore, any return on investment in our Class A common stock is dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.
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
Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act as the Exchange Act provides that federal courts are the sole forum for claims under the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
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
In addition, we have opted out of Section 203 of the DGCL, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the time at which the stockholder became an “interested” stockholder is prohibited, provided, however, that, under our amended and restated certificate of incorporation, the Operating Company, Robert Morse and any of their respective affiliates will not be deemed to be interested stockholders regardless of the percentage of our outstanding voting stock owned by them, and accordingly will not be subject to such restrictions.

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
We are subject to increasing scrutiny with respect to climate change and the environmental, social and governance impact of our operations investments made by our funds, which may constrain investment opportunities for our funds, adversely affect our ability to raise capital, or result in other adverse impacts.
In recent years, there has been increased scrutiny by various stakeholders and policymakers regarding companies’ management of climate change, human capital, and other “ESG” matters. For example, some investors have placed increasing emphasis on the negative impacts of investments made by the private equity and other funds to which they commit capital, including with respect to sustainability and responsibility matters. Investors may demonstrate increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely impact the value of an investment, or refrain from taking certain actions that could improve the value of an investment. In some cases, investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Increased focus and activism related to sustainability and responsibility and similar matters may constrain our ability to call committed capital and our capital deployment opportunities and the demands of certain investors may further limit the types of investments that are available to our funds.While we engage in various initiatives to manage ESG matters and respond to stakeholder expectations, these efforts can be costly and may not have the desired effect. For example, many such initiatives rely on methodologies, data, or standards that continue to evolve; our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder engagement. In addition, sustainability and responsibility matters have been the subject of increased focus by certain governmental authorities and regulators, including in the United States and in the EU, which may require that we provide additional disclosure to investors in our funds with respect to sustainability and responsibility matters or, in some cases, take or refrain from taking certain actions regarding ESG matters. These regulations are not uniform, which may increase the cost and complexity of compliance and any associated risks. For example, so-called “anti-ESG” policies and legislation have also been enacted or proposed in several U.S. states. If investors subject to such legislation viewed our funds, policies or practices as being in contradiction to such policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired. Navigating various stakeholder expectations and regulatory requirements entails costs, and if we fail to successfully navigate such expectations it may also result in regulatory or other stakeholder engagement, loss of potential investors, reputational damage, changes in the desirability or price of our stock, or other adverse impacts to our business, financial condition or results of operations.
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
Item 2. Properties
We are headquartered in Salt Lake City, Utah. Our other principal operations are located in New York, New York; San Mateo and Newport Beach, California; Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Arlington, Virginia; and Stamford, Connecticut. We lease each of these offices. We consider these facilities to be suitable and adequate for the management and operations of our business and believe that we should be able to renew our leases or secure similar property without an adverse impact on our operations.
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
Overview
Our Class A common stock is traded on the NYSE under the symbol “BRDG.” There is no established public trading market for our Class B common stock. The last reported sale price of our Class A common stock on the NYSE on March 5, 2025 was $9.86 per share. As of March 5, 2025, there were 55 holders of record of our Class A common stock and 69 holders of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
During the year ended December 31, 2024, we declared and paid quarterly dividends of $0.42 per share of Class A common stock totaling $17.0 million.
In February 2025, we declared a quarterly dividend of $0.11 per share of Class A common stock payable on March 28, 2025, to common stockholders of record as of the close of business on March 14, 2025. Following such dividend, the Merger Agreement places restrictions on our and the Operating Company’s ability to pay any dividends or other distributions, other than tax distributions required to be made by the Operating Company pursuant to the operating agreement of the Operating Company and which are consistent with past practice, during the interim period between the execution of the Merger Agreement and the Effective Time (or the date on which the Merger Agreement is terminated), and future dividends cannot be guaranteed.
We have historically paid regular cash dividends on a quarterly basis, however, there is no assurance as to the existence or amount of future dividends because of the restrictions set forth in the Merger Agreement, as well as the influence of future earnings, including earnings of equity method investees, capital requirements, financial conditions, and regulatory approvals.
In the past we have made efforts to pay to holders of Class A common stock a quarterly dividend representing substantially all of Bridge Investment Group Holdings Inc.’s share of Distributable Earnings attributable to the Operating Company, subject to adjustment by amounts determined by our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations.
For the Company’s definition of Distributable Earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Non-GAAP Financial Measures.”
All of the foregoing is subject to the terms of the Merger Agreement and qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors and our board of directors may change our dividend policy at any time, including, without limitation, to reduce such quarterly dividends or even to eliminate such dividends entirely.

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
We are a holding company, and our principal asset is the Class A Units we own in our Operating Company. If we decide to pay a dividend in the future, we would need to cause the Operating Company to make distributions to us in an amount sufficient to cover such dividend. If the Operating Company makes such distributions to us, the other holders of Class A Units will be entitled to receive pro rata distributions. See “Risk Factors—Risks Related to Our Organizational Structure—Because our principal asset is our interest in the Operating Company, we depend on distributions from the Operating Company to pay our taxes and expenses, including payments under the TRA and to pay dividends to holders of our Class A common stock. The Operating Company’s ability to make such distributions may be subject to various limitations and restrictions.”
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
The following graph compares the total cumulative stockholder return of our Class A common stock from July 16, 2021, the first day of trading of our Class A common stock on the NYSE, through December 31, 2024, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The following graph assumes an initial investment of $100 at the close of trading on July 16, 2021 and that all dividends paid by Bridge Investment Group Holdings Inc. and companies included in these indices have been reinvested:

Total Return Performance Table

$200
$150
$100
$50
$161
$100
$83
$72
$65
7/16/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Bridge Investment Group Holdings Inc.
Dow Jones U.S. Asset Managers Index
S&P 500 Index

	July 16, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Bridge Investment Group Holdings Inc.	$100	$161	$83	$72	$65
Dow Jones U.S. Asset Managers Index	$100	$111	$84	$100	$135
S&P 500 Index	$100	$111	$91	$110	$143
Unregistered Sales of Equity Securities
There were no unregistered equity securities sold from January 1, 2024 to December 31, 2024, other than as previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K.
Securities Authorized for Issuance Under Equity Compensation Plans
The information contained in Item 12 of the Form 10-K is incorporated by reference herein.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this annual report on Form 10-K, including the consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements. In addition, amounts and percentages in the tables below may reflect rounding adjustments and consequently totals may not appear to sum.
Overview
We are a leading alternative investment manager, diversified across specialized asset classes, with approximately $49.8 billion of AUM as of December 31, 2024. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and other alternative investments that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of global institutions and individual investors across our investment strategies.
Business Segment
We operate as one business, a fully integrated alternative investment manager. The Company’s chief operating decision maker, which is the executive chairman, utilizes a consolidated approach to assess financial performance and allocate resources. As such, the Company operates as one business segment.
Recent Events
On February 23, 2025, we entered into the Merger Agreement, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub Inc. will be merged with and into us, and we will survive such merger as a wholly owned subsidiary of Apollo (the “Corporate Merger”), and Merger Sub LLC will be merged with and into the Operating Company with the Operating Company surviving such merger as the surviving limited liability company and a wholly-owned subsidiary of Apollo (the “LLC Merger” and, together with the Corporate Merger, the “Mergers”). Under the terms of the Merger Agreement, Apollo, through the Merger Subs, will acquire all of our outstanding stock (other than cancelled stock) and all of the Operating Company’s outstanding units (other than cancelled units) in an all-stock transaction with the total equity value of the transaction estimated to be approximately $1.5 billion. The Mergers are expected to close in the third quarter of 2025, subject to the satisfaction or waiver of all of the conditions to the Mergers.
For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on February 24, 2025 and Note 23, “Subsequent Events” to our consolidated financial statements included in this annual report on Form 10-K. For additional information regarding risks and uncertainties associated with the Mergers, see Part I, Item 1A – “Risk Factors” included in this annual report on Form 10-K. There is no guarantee that the Mergers will be consummated.

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
•Our ability to generate strong, stable returns and retain investor capital throughout the market cycle. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, management fees and performance fees. Although our AUM and fees generated have grown significantly since our inception and particularly in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the real estate space in which we specialize, could negatively affect our future growth rate. Ongoing economic headwinds continue to put downward pressure on occupancy rates, valuations, transaction volumes and the availability of financing in the commercial real estate sector, which represented 3% of our AUM as of December 31, 2024. We are no longer collecting fund management fees or fund administration fees on Bridge Office Fund LP (“BOF I”), which previously contributed $2.0 million to revenue on a quarterly basis. During the year ended December 31, 2024, we recognized a credit loss of $1.5 million related to BOF I, and certain joint venture management fees, which was attributed to fund management fees recognized during the first quarter of 2024, as well as $0.6 million credit loss for fund administration fees beginning in the third quarter of 2024. During the third quarter of 2024, we also began reserving fund management fees and fund administration fees for Bridge Office Fund II LP (“BOF II”) totaling $1.4 million. We also have a $15.0 million outstanding unsecured loan to a subsidiary of BOF I, as well as a $15.8 million outstanding unsecured loan to BOF II, both of which we have determined to be recoverable as of December 31, 2024. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities. Our ability to retain and attract fund investors also depends on our ability to build and maintain strong relationships with both existing and new fund investors, many of whom place significant emphasis on an asset manager’s track record of strong fund performance and distributions. While we believe that our reputation for generating attractive risk-adjusted returns is favorable to our ability to continue to attract investors, we may face greater challenges in raising capital for new investment strategies as we continue to expand our market presence and asset classes.

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
Business Environment
Global markets have shifted dramatically over the last several years, experiencing significant volatility driven by increasing concerns over persistent inflation, high interest rates, slowing economic growth and geopolitical uncertainty. In 2022, inflation reached multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that created, and are likely to continue to create, headwinds to economic growth. However, in the latter part of 2023 the U.S. economy began to show signs of growth, with a strong labor market and deceleration of inflation. In response to these trends, the Federal Reserve paused interest rate increases in the fourth quarter of 2023. During 2024, inflation continued to decelerate and moderated at approximately 2.5%, which led to the Federal Reserve making its first rate cut in four years during its September 2024 meeting. It is expected that the Federal Reserve will make additional rate cuts in 2025.
Our future results may be adversely affected by challenges in fundraising activity, the pace of capital deployment and our ability to collect rental income when due. See “Risk Factors—Risks Related to Our Business—Difficult economic, market and political conditions may adversely affect our businesses, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” in “Part I. Item 1A. Risk Factors” of this annual report on Form 10-K.
Key Financial Measures
We manage our business using financial measures and key operating metrics that we believe reflect the productivity of our core investment activities. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additional information regarding our significant accounting policies can be found in Note 2, “Significant Accounting Policies,” to our consolidated financial statements included in this annual report on Form 10-K. Our key financial and operating measures are discussed below.

Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of December 31, 2024, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.50% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.
Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of December 31, 2024, we managed approximately 100% of the multifamily, single-family rental, workforce and affordable housing and net lease properties, 69% of the office properties, and 56% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.0% for multifamily properties, 2% to 5% for workforce and affordable housing properties, 9.5% for single-family rental properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the consolidated statements of operations.
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
Transaction Fees. We earn transaction fees associated with the due diligence related to the acquisition of assets and origination of debt financing for assets. The fee is recognized upon the acquisition of the asset or origination of the mortgage or other debt. The fee range for acquisition fees is generally 0.5% to 1.2% of the gross acquisition cost of the investment or, in the case of development projects, the total development budget, and the fee range for debt origination is generally 0.3% to 0.9%.
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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of December 31, 2024, we had approximately $18.3 billion of carry-eligible fee-earning AUM across approximately 57 funds and other vehicles, of which 22 were in accrued carried interest positions.
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
We account for our investment balances in the funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, performance allocations are not deemed to be within the scope of Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period, or in the case of our managed perpetual REITs, the current period NAV. We record the amount of carried interest allocated to us as of each period end as accrued performance allocations in the consolidated balance sheets. Performance allocations are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Performance allocations are subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life.
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
Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees are eligible to receive Class A restricted common stock (“Restricted Stock”), Restricted Stock Units (“RSUs”), and profits interests awards. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the Restricted Stock and RSUs awards are based upon our stock price on the grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of modification. We recognize compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 20, “Share-Based Compensation and Profits Interests,” to our consolidated financial statements included in this annual report on Form 10-K for additional information about equity awards.
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
Other Income (Expense)
Realized and Unrealized Gains (Losses). Realized and unrealized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized gains (losses) result from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized gains (losses) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as net realized and unrealized gains (losses) in the consolidated statements of operations. Finally, realized and unrealized gain (loss) associated with the financial instruments that we elect the fair value option is also included in net realized and unrealized gains (losses).

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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 5.03%. The Credit Facility incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“Term SOFR”) and an unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. As of December 31, 2024, the interest rate on our Credit Facility was approximately 6.48%.
Income Tax Expense. Income tax expense consists of taxes paid or payable by us and our operating subsidiaries. We are taxed as a corporation for U.S. federal and state income tax purposes and, as a result, are subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income generated by the Operating Company that will flow through to its members. The Operating Company has historically been treated as a partnership for U.S. federal and state income tax purposes. As such, income generated by the Operating Company flows through to its members and is generally not subject to U.S. federal or state income tax at the Operating Company level. Our non-U.S. subsidiaries operate as corporate entities in non-U.S. jurisdictions. Accordingly, in some cases, these entities are subject to local or non-U.S. income taxes. In addition, certain subsidiaries are subject to local jurisdiction taxes at the entity level, with the related tax provision reflected in the consolidated statements of operations.
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
For additional discussion of components of our consolidated financial statements, refer to Note 2, “Significant Accounting Policies,” to our consolidated financial statements included in this annual report on Form 10-K.
Operating Metrics
We monitor certain operating metrics that are either common to the asset management industry or that we believe provide important data regarding our business.

Assets Under Management
AUM refers to the assets we manage. Our AUM represents the sum of (a) the fair value of the assets of the funds and vehicles we manage, plus (b) the contractual amount of any uncalled capital commitments to those funds and vehicles (including our commitments to the funds and vehicles and those of Bridge affiliates), plus (c) the fair value of the assets of any REITs managed by our affiliates, including Bridge Investment Group Industrial Real Estate Income Trust (“BIGi”). Our AUM is not reduced by any outstanding indebtedness or other accrued but unpaid liabilities of the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. Our calculations of AUM and fee-earning AUM may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers, and differs from the manner in which our affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF. In addition, our calculation of AUM (but not fee-earning AUM) includes uncalled commitments to (and the fair value of the assets in) the funds and vehicles we manage from Bridge and Bridge affiliates, regardless of whether such commitments or investments are subject to fees. Our definition of AUM is not based on any definition contained in the agreements governing the funds and vehicles we manage or advise.
The following table presents a rollforward of our AUM for the years ended December 31, 2024, 2023, and 2022 (dollar amounts in millions):

	Year Ended December 31,
	2024	2023	2022
AUM as of beginning of period	$47,702	$43,292	$36,315
New capital / commitments raised(1)	1,817	6,815	4,337
Distributions / return of capital(2)	(1,716)	(1,427)	(1,615)
Change in fair value and acquisitions(3)	2,042	(978)	4,255
AUM as of end of period	$49,845	$47,702	$43,292
Increase	2,143	4,411	6,977
Increase %	4%	10%	19%
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

Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The following table presents a rollforward of our total fee-earning AUM for the years ended December 31, 2024, 2023, and 2022 (dollar amounts in millions):

	Year Ended December 31,
	2024	2023	2022
Fee-earning AUM as of beginning of period	$21,704	$17,334	$13,363
Increases (capital raised/deployment)(1)	2,017	6,063	4,693
Changes in fair market value	46	(409)	39
Decreases (liquidations/other)(2)	(1,461)	(1,284)	(761)
Fee-earning AUM as of end of period	$22,306	$21,704	$17,334
Increase	$602	$4,370	$3,971
Increase %	3%	25%	30%
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
Capital raising activities and deployment in our logistics, credit and workforce and affordable housing funds led fee-earning AUM to increase by approximately $2.0 billion from December 31, 2023 to December 31, 2024. However, these increases were partially offset by $1.5 billion of reductions in fee-earning AUM largely attributed to the conversion of Newbury Fund III’s management fee basis from committed capital to NAV, the timing of liquidations for Bridge Debt Strategies II, III and IV, as well asset realizations during 2024.
The following table summarizes the balances of fee-earning AUM by fund as of December 31, 2024, 2023, and 2022 (in millions):

	As of December 31,
	2024	2023	2022
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,750	$2,774	$2,381
Bridge Multifamily Fund V	2,239	2,233	2,143
Newbury Equity Partners Fund V	1,951	1,951	—
Bridge Opportunity Zone Fund IV	1,476	1,476	1,476
Bridge Workforce Fund II	1,428	1,178	1,719
Newbury Equity Partners Fund IV	1,408	1,408	—
Bridge Multifamily Fund IV	1,315	1,384	1,347
Bridge Opportunity Zone Fund III	997	1,019	1,019
Bridge Debt Strategies Fund III	840	839	1,028
Bridge Seniors Housing Fund II	782	782	793
Bridge Seniors Housing Fund I	411	615	615
Bridge Opportunity Zone Fund V	550	550	504
Bridge Logistics U.S. Venture II	544	40	—
Bridge Debt Strategies Fund V	523	70	—
Bridge Workforce Fund I	496	545	556
Bridge Opportunity Zone Fund I	482	482	482
Newbury Equity Partners Fund III	381	889	—
Bridge Opportunity Zone Fund II	351	408	408
Bridge Debt Strategies IV JV Partners	339	520	142
Bridge Logistics U.S. Venture I	297	301	256
Bridge Net Lease Industrial Income Fund	293	289	179
Bridge Agency MBS Fund	266	271	245
Tamina Homes, Inc(1)	255	—	—
Bridge Debt Strategies Fund II	240	266	280
Bridge Opportunity Zone Fund VI	235	152	—
Bridge Single-Family Rental Fund IV	233	233	229
Newbury Equity Partners Fund VI	226	110	—
Bridge Workforce Fund III	212	—	—
Bridge Multifamily Continuation Fund	190	190	—
Bridge Office Fund II	162	163	161
Bridge Office III JV Partners	92	92	93
Bridge Debt Strategies III JV Partners	82	130	223
Bridge Seniors Housing Fund III	57	68	66
Bridge Office I JV Partners	51	71	132
Bridge Industrial Real Estate Income Trust	48	—	—
Bridge Single-Family Rental Fund III	32	32	32
Bridge Solar Energy Development Fund I	20	16	—
Bridge Debt Strategies II JV Partners	18	126	145
Bridge Office II JV Partners	15	21	6
Bridge Debt Strategies V JV Partners	8	10	—
Bridge Workforce II JV Partners	7	—	—
Bridge Solar I JV Partners	4	—	—
Bridge Office Fund I	—	—	478
Bridge Multifamily Fund III	—	—	188
Bridge Multifamily III JV Partners	—	—	4
Bridge Debt Strategies I JV Partners	—	—	4
Total Fee-Earning AUM	$22,306	$21,704	$17,334

Average remaining fund life of closed-end funds, in years	6.3	6.8	7.7
(1)     Tamina Homes, Inc. is a single-family rental fund managed by Bridge Single-Family Rental Fund Manager LLC, which is a subsidiary of the Company.

Undeployed Capital
As of December 31, 2024, we had $3.5 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, approximately $1.7 billion is currently fee-earning based on commitments and approximately $1.8 billion will be fee-earning if and when it is deployed.
Our Performance
We have a demonstrated record of producing attractive returns for our fund investors across our platforms. Our historical investment returns for our closed-end funds by platform are shown in the chart below (dollar amounts in millions):

	Investment Performance Summary as of December 31, 2024
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2013)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Apr 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	904	2,004	—	N/A	2,004	2.22x	18.4%	17.9%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,690	1,539	658	2,145	1.78x	2,803	1.82x	11.9%	11.7%
Bridge Multifamily V (Jul 2021, to present)	2,257	1,725	1,391	65	1,030	0.79x	1,095	0.79x	(17.1)%	(15.7)%
Bridge MF Continuation Vehicle (N/A)	201	224	188	4	247	1.33x	251	1.34x	18.2%	18.2%
Total Multifamily Funds	$5,680	$3,640	$4,777	$4,276	$3,421	1.29x	$7,697	1.61x	13.6%	13.3%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$520	$601	$403	$726	1.81x	$1,129	1.88x	10.8%	10.9%
Bridge Workforce Housing II (Aug 2020, Aug 2024)	1,741	1,703	1,467	176	1,396	1.07x	1,572	1.07x	(0.6)%	(0.4)%
Total Workforce & Affordable Housing Funds	$2,360	$2,223	$2,068	$579	$2,122	1.27x	$2,701	1.31x	5.5%	5.5%

Secondaries
Newbury Equity Partners I (Sep 2006, Mar 2013)	$702	$—	$631	$1,043	$12	1.63x	$1,055	1.67x	8.2%	8.1%
Newbury Equity Partners II (Oct 2009, Oct 2015)	1,024	—	860	1,530	83	1.75x	1,613	1.87x	14.8%	14.8%
Newbury Equity Partners III (Jul 2013, Mar 2019)	1,102	—	988	1,416	371	1.78x	1,787	1.81x	14.0%	12.3%
Newbury Equity Partners IV (May 2017, Feb 2023)	1,447	690	1,292	963	1,417	1.88x	2,381	1.84x	14.5%	12.4%
Newbury Equity Partners V (Nov 2019, to present)	2,000	1,538	1,695	356	1,967	1.36x	2,323	1.37x	10.6%	8.9%
Total Secondaries Funds	$6,275	$2,228	$5,466	$5,309	$3,850	1.63x	$9,159	1.68x	12.1%	11.3%

Single-Family Rental
Bridge SFR Predecessor Fund I (Jan 2013, Jan 2015)	$51	$—	$47	$165	$—	N/A	$165	3.53x	15.7%	15.7%
Bridge SFR Predecessor Fund II (Jan 2015, Jan 2017)	90	—	81	233	—	N/A	233	2.88x	16.5%	16.5%
Bridge SFR Predecessor Fund III (Aug 2019, Aug 2022)	34	45	31	19	45	2.09x	65	2.09x	13.8%	13.8%
Bridge Single-Family Rental IV (Jan 2022, to present)	150	179	149	9	198	1.38x	207	1.39x	9.9%	9.3%
Total Single-Family Rental Funds	$324	$224	$308	$426	$243	1.50x	$670	2.18x	15.3%	15.2%

	Investment Performance Summary as of December 31, 2024
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Opportunity Zone
Opportunity Zone I (Apr 2019, Dec 2019)	$509	$703	$551	$64	$448	0.93x	$512	0.93x	(3.7)%	(3.5)%
Opportunity Zone II (Nov 2019, Jun 2020)	441	600	452	26	358	0.98x	384	0.85x	(5.1)%	(5.0)%
Total Opportunity Zone Fund	$950	$1,302	$1,003	$90	$806	0.95x	$897	0.89x	(4.3)%	(4.2)%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$785	$643	$218	$29	0.42x	$247	0.38x	***	***
Bridge Office II (Dec 2019, Dec 2022)	208	244	251	84	126	0.84x	210	0.84x	(15.3)%	(12.8)%
Total Office Funds	$781	$1,029	$894	$302	$155	0.62x	$457	0.51x	***	***

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$950	$766	$530	$204	0.69x	$734	0.96x	(4.0)%	(3.8)%
Bridge Seniors II (Mar 2017, Mar 2020)	820	964	813	344	560	1.13x	904	1.11x	(0.7)%	(0.6)%
Bridge Seniors III (Nov 2020, Nov 2024)	48	46	33	5	44	1.49x	49	1.49x	6.4%	6.3%
Total Seniors Housing Funds	$1,446	$1,960	$1,612	$879	$808	0.98x	$1,687	1.05x	(2.2)%	(2.0)%

Logistics Value
Bridge Logistics Value I (Nov 2021, Dec 2024)	$336	$380	$309	$—	$304	0.98x	$304	0.98x	(3.4)%	(1.7)%
Total Logistics Value Fund	$336	$380	$309	$—	$304	0.98x	$304	0.98x	(3.4)%	(1.7)%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	N/A	$264	1.21x	5.9%	5.9%
Bridge Debt II (July 2016, July 2019)	1,002	235	2,850	3,096	159	1.02x	3,255	1.14x	7.2%	7.1%
Bridge Debt III (May 2018, May 2021)	1,624	778	6,956	6,919	767	1.13x	7,686	1.10x	8.6%	8.5%
Bridge Debt IV (Nov 2020, Nov 2024)	2,888	2,758	10,269	8,578	2,609	1.21x	11,187	1.09x	9.3%	8.8%
Total Debt Strategies Funds	$5,646	$3,771	$20,294	$18,857	$3,535	1.18x	$22,392	1.10x	8.4%	8.2%
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

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2024	2023
Revenues:
Fund management fees	$245,925	$230,572	$15,353	7%
Property management and leasing fees	72,573	77,704	(5,131)	(7%)
Construction management fees	7,508	11,607	(4,099)	(35%)
Development fees	3,377	2,919	458	16%
Transaction fees	27,507	20,466	7,041	34%
Fund administration fees	17,835	17,483	352	2%
Insurance premiums	22,427	18,086	4,341	24%
Other asset management and property income	15,280	11,811	3,469	29%
Total revenues	$412,432	$390,648	$21,784	6%
Fund Management Fees. Our fee-earning AUM increased by $0.6 billion, or 2.8%, primarily attributed to capital raising activities and deployment in our logistics, credit and workforce and affordable housing funds, which was partially offset by reductions in fee-earning AUM largely attributed to the conversion of Newbury Fund III’s management fee basis from committed capital to NAV, the timing of liquidations for Bridge Debt Strategies II, III and IV, as well asset realizations during 2024. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.34% as of December 31, 2024 compared to 1.35% as of December 31, 2023.
Fund management fees increased by $15.4 million, or 7%, primarily attributed to the Newbury Acquisition, the timing of capital raising for funds launched in 2023 and 2024, and from deployment by Bridge Debt Strategies Fund IV, whose fees are primarily based on invested capital, and by Bridge Net Lease Industrial Income Fund, whose fees are based on NAV. These factors contributed an additional $20.3 million of fund management fees for the year ended December 31, 2024 compared to the year ended December 31, 2023. These increases were partially offset by decreases of $4.9 million largely due to the timing of reductions in fee-earning AUM from the conversion of certain funds’ management fee basis from committed to invested capital or NAV, the timing of catch up fees recognized between periods, and from reductions attributed to BOF I and certain of its related joint ventures due to unfavorable market conditions in the commercial office sector.
Property Management and Leasing Fees. Property management and leasing fees decreased by $5.1 million, or 7%, primarily due to a reduction in the number of commercial office and seniors housing properties managed. These decreases were partially offset by additional fees, which were primarily attributed to an increase in the number of multifamily, workforce and affordable housing and opportunity zone properties managed as well as leasing commissions recognized in 2024.
Construction Management Fees. Construction management fees decreased by $4.1 million, or 35%, primarily due to the timing of projects for commercial office, multifamily housing and workforce and affordable housing properties, which was attributed to the timing of real estate asset acquisitions during the past 12 months. For assets acquired with value-add opportunities, the majority of the exterior construction is completed within the first year after acquisition.
Development Fees. Development fees increased by $0.5 million, or 16%, primarily due to the timing of projects.
Transaction Fees. Transaction fees increased by $7.0 million, or 34%, primarily driven by a $6.7 million increase in due diligence fees driven by the deployment of capital in our development and multifamily equity funds during the year ended December 31, 2024. An additional increase of $0.3 million was attributed to debt origination fees largely due to multifamily housing properties.

Fund Administration Fees. Fund administration fees increased $0.4 million, or 2%, largely due to an increase in fee-earning AUM for certain of our credit, opportunity zone, workforce and affordable housing and secondaries funds compared to 2023, which was partially offset by credit losses written off or reserved related to BOF I and II recognized during 2024.
Insurance Premiums. Insurance premiums increased by $4.3 million, or 24%, largely due to an increase in property and general liability premiums.
Other Asset Management and Property Income. Other asset management and property income increased by $3.5 million, or 29%, primarily due to an increase in accounting, legal and tax services fees compared to 2023 as well as rebates received during 2024.
Investment income

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2024	2023
Investment income (loss):
Incentive fees	$—	$41	$(41)	(100)%
Performance allocations:
Realized	49,221	41,102	8,119	20%
Unrealized	(42,433)	(172,730)	130,297	75%
Earnings from investments in real estate	—	752	(752)	(100)%
Total investment income (loss)	$6,788	$(130,835)	$137,623	(105)%
Performance Allocations. Net performance allocations increased by $138.4 million, or 105%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Realized	Unrealized	Realized	Unrealized
BMF IV GP	$—	$(34,376)	$—	$(48,419)
BWH I GP	—	(12,231)	—	(22,439)
BDS II GP	96	(6,114)	17	(7,969)
BNLI GP	5,036	(4,176)	—	2,121
BSFR IV GP	—	(3,790)	—	(5,364)
BMF CV GP	—	(3,891)	—	10,127
BDS III GP	4,182	(1,870)	10,839	(18,358)
BOF II GP	—	—	—	(14,388)
BWH II GP	—	—	—	(13,774)
BLV I GP	—	—	—	(1,852)
BIGi Trust GP	—	36	—	—
NEP V GP(1)	—	118	—	460
BSH III GP	—	347	—	446
BMF III GP	—	587	20,324	(63,990)
BDS V GP	—	1,642	—	—
BLD GP	—	1,751	—	—
NEP VI GP	—	3,775	—	—
BAMBS GP	1,178	3,261	—	326
BDS IV GP	38,729	12,498	9,922	10,343
Total	$49,221	$(42,433)	$41,102	$(172,730)

(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount will be retained by the Company.
For the years ended December 31, 2024 and 2023, the realized performance income allocations were primarily related to the timing of tax distributions in Bridge Debt Strategies Funds II, III and IV between periods as well as fee-related performance revenue earned in 2024 by our general partner in our open-end Bridge Net Lease Industrial Income Fund and Bridge Agency MBS Fund. In 2023, the realized performance income in Bridge Multifamily Fund III was related to dispositions, including the recapitalization of assets into a continuation vehicle.
The unrealized performance (loss) income allocation is recorded one quarter in arrears due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis, and as such the performance allocation loss for the years ended December 31, 2024 and 2023 reflects asset valuations as of September 30, 2024 and 2023, respectively. However, our unrealized performance (loss) income allocation attributed to our perpetual open-end REIT is based on the current period NAV. The change in unrealized performance allocations was largely due to the underlying market fundamentals between 2024 and 2023, which contributed to the depreciation of properties within our multifamily, single-family rental, and workforce and affordable housing funds, and includes the reversal of realized performance allocation income during the respective periods. Additionally, 2024 benefited from appreciation of investments within Newbury Fund VI, launched in 2023, and from the completion of development projects within a Bridge Logistics joint venture.
Earnings From Investments In Real Estate. Earnings from investments in real estate decreased by $0.8 million, or 100%, primarily due to timing of distributions from certain investments.
Expenses

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2024	2023
Expenses:
Employee compensation and benefits	$251,323	$220,869	$30,454	14%
Incentive fee compensation	—	4	(4)	(100)%
Performance allocations compensation:
Realized	27,262	7,779	19,483	250%
Unrealized	4,059	(10,570)	14,629	(138)%
Loss and loss adjustment expenses	22,581	11,851	10,730	91%
Third-party operating expenses	13,795	21,990	(8,195)	(37)%
General and administrative expenses	43,818	54,201	(10,383)	(19)%
Depreciation and amortization	19,872	16,360	3,512	21%
Total expenses	$382,710	$322,484	$60,226	19%
Employee Compensation and Benefits. Employee compensation and benefits increased by $30.5 million, or 14%, largely due to a net increase of $23.1 million in salaries and benefits attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation. An additional increase of $7.4 million was attributed to Restricted Stock and RSU awards granted in January 2024 and the additional expense related to the 2023 profits interests awards that were granted in March 2023.
Performance Allocations Compensation. Performance allocation compensation increased by $34.1 million, or 1,222%, primarily due to a $14.6 million increase in unrealized performance allocations compensation and an increase of $19.5 million related to realized performance allocation awards, which is directly correlated to the decrease in our performance allocation income (loss) during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $10.7 million, or 91%, primarily due to losses associated with claims in our captive insurance company during 2024, which resulted in an increase in our incurred but not reported reserves. The remaining increase was attributed to rising costs (correlated with an increase in insurance premiums) and property losses, which are subject to stop loss amounts.

Third-party Operating Expenses. Third-party operating expenses decreased by $8.2 million, or 37%, primarily due to a reduction in the number of seniors housing properties managed as well as a reduction in leasing commissions attributed to the timing of leasing activity.
General and Administrative Expenses. General and administrative expenses decreased by $10.4 million, or 19%, primarily due to $3.6 million of non-recurring transaction costs incurred related to the Newbury Acquisition, a $3.0 million reduction in consolidated fund-level expenses, with the remaining decrease attributed to overall reduction in overhead expenses during 2024, as well as lease termination and severance costs incurred in 2023 that were non-recurring.
Depreciation and Amortization. Depreciation and amortization increased by $3.5 million, or 21%, primarily attributed to additional amortization for intangibles acquired as part of the Newbury Acquisition.
Other income (expense)

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2024	2023
Other (expense) income
Realized and unrealized gains (losses), net	$(9,677)	$(6,381)	$(3,296)	52%
Interest income	19,572	18,380	1,192	6%
Other (expense) income, net	(1,437)	(2,112)	675	32%
Interest expense	(26,756)	(28,495)	1,739	(6)%
Total other (expense) income	$(18,298)	$(18,608)	$310	(2)%
Realized and Unrealized Gains (Losses), Net. Net realized and unrealized gains (losses) decreased by $3.3 million, or 52%, for the year ended December 31, 2024, which was primarily attributed to depreciation recognized on certain other investments, including those investments acquired as part of the Newbury Acquisition.
Interest Income. Interest income increased by $1.2 million, or 6%, largely due to the timing of distribution income for interests acquired in the Newbury Acquisition.
Other (Expense) Income, Net. Net other (expense) income decreased by $0.7 million, or 32%, which was attributed to changes in the TRA liability during 2024 compared to 2023.
Interest Expense. Interest expense decreased by $1.7 million, or 6%, which was largely attributed to a lower weighted-average outstanding balance on the Credit Facility in 2024 compared to 2023, which resulted in a reduction of $3.1 million in interest expense. This decrease was partially offset by additional interest expense in 2024 related to the timing of the 2023 Private Placement Notes, which funded in March 2023.
Income tax expense
Income tax expense decreased by $4.6 million, or 76%, which was primarily attributed to changes in the effective tax rate due to changes in the TRA for the year ended December 31, 2024 compared to 2023.
For the year ended December 31, 2024, our effective tax was 8.22% compared to (7.53)% for the year ended December 31, 2023. The negative effective tax rate during 2023 was largely due to investment losses in the period and as a result of our organizational structure as a holding company, whose principal asset is a controlling financial interest in the Operating Company. The Operating Company and its subsidiaries, other than BIGRM and BPM, are limited liability companies or limited partnerships and, as such, are not subject to income taxes. The individual owners of the Operating Company and its subsidiaries are required to report their distributive share of realized income, gains, losses, deductions, or credits on their individual income tax returns.

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

	Year Ended December 31,
	2024	2023
Non-controlling interests related to General Partners — realized	$9,689	$20,185
Non-controlling interests related to General Partners — unrealized	(27,965)	(96,291)
Non-controlling interests related to Fund Managers	717	(4,612)
Non-controlling interests related to 2019 profits interests awards	554	515
Non-controlling interests related to 2020 profits interests awards	154	123
Non-controlling interests related to 2021 profits interests awards	221	180
Non-controlling interests related to 2023 profits interests awards	70	—
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(16,560)	$(79,900)
Net (Loss) Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $25.3 million and net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $(0.7) million during the years ended December 31, 2024 and 2023, respectively.
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
Investment Income

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2023	2022
Investment income (loss):
Incentive fees	$41	$—	$41	—%
Performance allocations:
Realized	41,102	69,280	(28,178)	(41%)
Unrealized	(172,730)	115,175	(287,905)	(250%)
Earnings from investments in real estate	752	2,169	(1,417)	(65%)
Total investment income (loss)	$(130,835)	$186,624	$(317,459)	(170%)

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

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2023	2022
Expenses:
Employee compensation and benefits	$220,869	$196,629	$24,240	12%
Incentive fee compensation	4	—	4	—%
Performance allocations compensation:
Realized	7,779	4,396	3,383	77%
Unrealized	(10,570)	24,870	(35,440)	(143%)
Loss and loss adjustment expenses	11,851	6,520	5,331	82%
Third-party operating expenses	21,990	25,675	(3,685)	(14%)
General and administrative expenses	54,201	41,070	13,131	32%
Depreciation and amortization	16,360	2,936	13,424	457%
Total expenses	$322,484	$302,096	$20,388	7%
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
Performance Allocations Compensation. Performance allocations compensation decreased by $32.1 million, or 110%, primarily due to a $35.4 million decrease in unrealized performance allocations compensation and an increase of $3.4 million related to realized performance allocations awards, which is directly correlated to the decrease in our performance allocation (loss) income during the year ended December 31, 2023 compared to the performance allocation income during the year ended December 31, 2022.
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

Other Income (Expense)

	Year Ended December 31,		Amount Change	% Change
(in thousands)	2023	2022
Other income (expense)
Investment income	$(6,381)	$4,215	$(10,596)	(251%)
Interest income	18,380	7,867	10,513	134%
Other income (expense), net	(2,112)	1,246	(3,358)	(270%)
Interest expense	(28,495)	(12,340)	(16,155)	131%
Total other income	$(18,608)	$988	$(19,596)	(1983%)
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
Interest Expense. Interest expense increased by $16.2 million, or 131%, primarily due to the $150.0 million of 2022 Private Placement Notes that funded in July 2022, which have a weighted-average interest rate of 5.05%, $150.0 million of 2023 Private Placement Notes that funded in March 2023, which have a weighted-average interest rate of 6.01%, and the outstanding balance on the Credit Facility during 2023.
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

	Year Ended December 31,
(in thousands)	2023	2022
Non-controlling interests related to General Partners — realized	$20,185	$39,320
Non-controlling interests related to General Partners — unrealized	(96,291)	42,861
Non-controlling interests related to Fund Managers	(4,612)	(4,332)
Non-controlling interests related to 2019 profits interests awards	515	388
Non-controlling interests related to 2020 profits interests awards	123	4,619
Non-controlling interests related to 2021 profits interests awards	180	5,285
Net (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(79,900)	$88,141
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
Fee Related Earnings. Fee Related Earnings is a supplemental performance measure used to assess our ability to generate profits from fee-based revenues that are measured and received on a recurring basis. Fee Related Earnings differs from net income (loss) before provision for income taxes, computed in accordance with GAAP in that it adjusts for the items included in the calculation of Distributable Earnings, and also adjusts Distributable Earnings to exclude realized performance allocations income and related compensation expense, net insurance income, earnings from investments, net interest (interest income less interest expense), net realized gain (loss), income (loss) from consolidated fund investments, and, if applicable, certain general and net administrative expenses when the timing of any future payment is uncertain. Fee Related Earnings is not a measure of performance calculated in accordance with GAAP. The use of Fee Related Earnings without consideration of the related GAAP measures is not adequate due to the adjustments described herein. Our calculations of Fee Related Earnings may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers. During 2024, we revised our definition of Fee Related Earnings to account for the impact of fee related performance revenue related to our open-end funds, which have become more meaningful to our results of operations. However, this does not impact historical performance measures as no such fees have yet been realized, and therefore the revised definition will only effect Fee Related Earnings on a prospective basis.
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

Net earnings from Bridge property operators is calculated as a summation of property management, leasing fees and construction management fees less third-party operating expenses and property operating expenses. Property operating expenses is calculated as a summation of employee compensation and benefits, general and administrative expenses and interest expense at our property operators. We believe our vertical integration enhances returns to our shareholders and fund investors, and we view the net earnings from Bridge property operators as part of our fee related revenue as these services are provided to essentially all of the real estate properties in our equity funds. Net earnings from Bridge property operators is a metric that is included in management’s review of our business. Please refer to the reconciliation below to the comparable line items on the consolidated statements of operations. Fee Related Revenues differs from revenue computed in accordance with GAAP in that it excludes insurance premiums and income (loss) from consolidated fund investments. Additionally, Fee Related Revenues is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds.
Fee Related Expenses. Fee Related Expenses is a component of Fee Related Earnings. Fee Related Expenses differs from expenses computed in accordance with GAAP in that it does not include incentive fee compensation, performance allocations compensation, share-based compensation, loss and loss adjustment expenses associated with our insurance business, depreciation and amortization, or charges (credits) related to corporate actions and non-recurring items, expenses from consolidated fund investments, and expenses attributable to non-controlling interests in consolidated entities. Additionally, Fee Related Expenses is reduced by the costs associated with our property operations, which are managed internally in order to enhance returns to the Limited Partners in our funds. Fee Related Expenses are used in management’s review of the business. Please refer to the reconciliation below to the comparable line items on the consolidated statements of operations.
Fee Related Revenues and Fee Related Expenses are presented separately in our calculation of non-GAAP measures in order to better illustrate the profitability of our Fee Related Earnings.

Income (loss) before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income (loss) to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$16,716	$(87,406)	$272,370
Income tax expense	1,496	6,127	22,195
Income (loss) before provision for income taxes	18,212	(81,279)	294,565
Depreciation and amortization	19,872	16,360	2,936
Impact of fund consolidation	(3,232)	3,857	—
Less: Unrealized performance allocations	42,433	172,730	(115,175)
Plus: Unrealized performance allocations compensation	4,059	(10,570)	24,870
Less: Unrealized (gains) losses, net	10,350	5,274	(4,249)
Plus: Other (income) expenses, net	1,437	2,112	(1,246)
Plus: Share-based compensation	48,238	40,828	32,144
Plus: Transaction and non-recurring costs(1)	4,675	8,760	—
Less: Cash income attributable to non-controlling interests in subsidiaries	(8,577)	(3,394)	(6,603)
Less: Net realized performance allocations attributable to non-controlling interests	(9,026)	(20,185)	(39,320)
Distributable Earnings attributable to the Operating Company	128,441	134,493	187,922
Realized performance allocations and incentive fees	(43,007)	(41,143)	(69,280)
Realized performance allocations and incentive fees compensation	23,545	7,783	4,396
Net realized performance allocations to non-controlling interests	9,026	20,185	39,320
Net insurance (income) loss	154	(6,235)	(6,336)
(Earnings) losses from investments in real estate	—	(752)	(2,169)
Net investment and interest (income) expense and realized (gain) loss	18,427	16,213	4,472
Plus: Fee related income attributable to non-controlling interests in subsidiaries	492	(1,066)	6,603
Total Fee Related Earnings	137,078	129,478	164,928
Total Fee Related Earnings attributable to non-controlling interests	(492)	1,066	(6,603)
Total Fee Related Earnings attributable to the Operating Company	$136,586	$130,544	$158,325
(1)     Transaction costs and non-recurring expenses represent transaction costs related to the Newbury Acquisition, severance and additional credit loss reserves written off related to BOF I as well as lease termination costs recognized in 2023 related to one of our corporate offices.

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fund-level fee revenues
Fund management fees	$245,781	$230,827	$221,584
Fee related performance revenue	6,214	—	—
Transaction fees	27,507	20,466	56,205
Total net fund-level fee revenues	279,502	251,293	277,789
Net earnings from Bridge property operators	7,961	11,103	10,504
Development fees	3,377	2,919	4,688
Fund administration fees	18,059	17,810	15,031
Other asset management and property income	15,254	11,814	11,502
Fee Related Revenues	324,153	294,939	319,514
Cash-based employee compensation and benefits	(162,416)	(139,664)	(126,252)
Net administrative expenses	(24,659)	(25,797)	(28,334)
Fee Related Expenses	(187,075)	(165,461)	(154,586)
Total Fee Related Earnings	137,078	129,478	164,928
Total Fee Related Earnings attributable to non-controlling interests	(492)	1,066	(6,603)
Total Fee Related Earnings to the Operating Company	136,586	130,544	158,325
Realized performance allocations and incentive fees	43,007	41,143	69,280
Realized performance allocations and incentive fees compensation	(23,545)	(7,783)	(4,396)
Net realized performance allocations attributable to non-controlling interests	(9,026)	(20,185)	(39,320)
Net insurance income	(154)	6,235	6,336
Earnings from investments in real estate	—	752	2,169
Net investment and interest income (expense) and realized gain (loss)	(18,427)	(16,213)	(4,472)
Distributable Earnings attributable to the Operating Company	$128,441	$134,493	$187,922

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our consolidated statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators. The following table sets forth these components for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fund management fees	$245,781	$230,827	$221,584
Impact of fund consolidation	144	(255)	—
Total fund management fees	$245,925	$230,572	$221,584

Cash-based employee compensation and benefits	$162,416	$139,664	$126,252
Compensation expense of Bridge property operators	44,386	40,377	38,233
Share-based compensation	48,238	40,828	32,144
Employee compensation and benefits	$251,323	$220,869	$196,629

Administrative expenses, net of Bridge property operators	$24,659	$25,797	$28,334
Administrative expenses of Bridge property operators	13,961	15,836	12,736
Transaction and non-recurring costs	4,676	8,760	—
Impact of fund consolidation	522	3,808	—
General and administrative expenses	$43,818	$54,201	$41,070

Unrealized (losses) gains	$(10,350)	$(5,274)	$4,249
Other expenses from Bridge property operators	—	—	(35)
Other income (expense), net	(1,437)	(2,112)	1,246
Net investment and interest income (expense) and realized gain (loss)	(18,427)	(16,213)	(4,472)
Impact of fund consolidation	3,829	530	—
Non-FRE income attributable to non-controlling interest in subsidiaries	8,087	4,461	—
Total other expense	$(18,298)	$(18,608)	$988
Fee Related and Distributable Earnings Related Earnings to the Operating Company
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Total Fee Related Earnings to the Operating Company increased by $6.0 million, or 5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, while Distributable Earnings to the Operating Company decreased by $6.1 million, or 4%, during the same period due to the following:
•Total fee related revenues increased by $29.2 million, or 10%, principally due to:
◦Fund management fees increased by $15.0 million, or 6%, primarily due to the timing of capital raising between 2024 and 2023 and the Newbury Acquisition;
◦Fee related performance revenue of $6.2 million, which was largely attributed to the timing of performance fees earned from our open-end funds, including Bridge Net Lease Industrial Income Fund and Bridge Agency MBS Fund; and

◦Transaction fees increased by $7.0 million, or 34%, due to the increased volume of real estate transactions driven by the deployment of capital in our development and multifamily equity funds during 2024;
•Net earnings from Bridge property operators decreased by $3.1 million, or 28%, driven by a reduction in the number of internally managed seniors housing and commercial office properties as of December 31, 2023 to December 31, 2024.
•Other asset management and property income increased by $3.4 million, or 29%, which was attributed to additional accounting, legal and tax services fees as well as rebates received during 2024.
•Fee Related Expenses increased by $21.6 million, or 13%, principally due to:
◦Cash-based employee compensation and benefits increased by $22.8 million, or 16%, primarily due to an increase in salaries and benefits attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation;
◦These increases were offset by a decrease in net administrative expenses of $1.1 million, or 4%, primarily due to a reduction in consolidated fund-level expenses and one-time expenses.
•Net of related compensation, realized performance allocations and incentive fees decreased by $11.4 million, or 34%, compared to 2023, primarily due to the timing of realizations in Bridge Debt Strategies Funds II, III and IV as well as fee related performance compensation paid in the third quarter of 2024 for our open-end Bridge Net Lease Industrial Income Fund compared to the realized compensation for Bridge Multifamily Fund III in 2023.
•Net investment and interest (income) expense and realized (gain) loss increased $2.2 million, or 14%, largely due additional interest income attributed to the timing of distribution income for interests acquired in the Newbury Acquisition, which was partially offset by an increase in interest expense attributed to the 2023 Private Placement Notes.
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
As of December 31, 2024 and 2023, we had total assets of $1,247.4 million and $1,288.8 million, respectively, which included $90.6 million and $57.7 million of cash and cash equivalents, respectively, and total liabilities of $741.5 million and $743.5 million, respectively. There were no borrowings outstanding under the Credit Facility as of December 31, 2024, with $150.0 million of available capacity. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.
Ongoing sources of cash include (a) fund management fees, fund administration fees, property management and leasing fees, which are collected monthly or quarterly, (b) transaction fee income, and (c) borrowings under our Credit Facility. In the future, we will also evaluate opportunities, based on market conditions, to access the capital markets. We use cash flow from operations to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and to make distributions to our equity holders.
We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to investors in our funds that are not reflected in our consolidated financial statements. Refer to Note 17, “Commitments and Contingencies” and Note 18, “Variable Interest Entities” to our consolidated financial statements included in this annual report on Form 10-K for additional information on commitments and contingencies and variable interest entities, respectively.

The following table presents a summary of our cash flows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$145,205	$174,813	$228,353
Net cash provided by (used in) investing activities	10,674	(343,210)	(21,883)
Net cash (used in) provided by financing activities	(120,708)	42,392	(97,077)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$35,171	$(126,005)	$109,393
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
For the year ended December 31, 2024 — cash provided by operating activities was $145.2 million, primarily consisting of net income of $16.7 million and adjustments for non-cash items of $131.0 million, which was partially offset by cash used by operating assets and liabilities of $2.5 million. Adjustments for non-cash items primarily consisted of $42.4 million unrealized performance allocations, $47.5 million of share-based compensation, depreciation and amortization of $19.9 million, $11.5 million of equity in income from equity method investments, and $4.1 million of unrealized accrued performance allocations compensation.
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
For the year ended December 31, 2024 — cash provided by investing activities of $10.7 million primarily consisted of $311.8 million in collections of notes receivable and proceeds from the sale of investments of $17.2 million and marketable securities of $18.1 million, which was partially offset by issuances of notes receivables of $310.2 million related to our lending activities to affiliated entities and $29.3 million used for the purchase of investments.
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
Financing Activities
Our financing activities primarily consist of distributions to our shareholders and non-controlling interests as well as borrowings associated with our private placement notes and the Credit Facility, and at times proceeds from issuances of our common stock.
For the year ended December 31, 2024 — cash used in financing activities of $120.7 million was largely due to payments of $369.0 million on the Credit Facility, $83.1 million of distributions paid to non-controlling interests and $17.5 million of dividends paid to our Class A common stockholders. These decreases in cash were partially offset by $335.0 million in proceeds from our Credit Facility and $14.8 million of capital contributions from non-controlling interests.
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
Borrowings under the Credit Agreement bear interest based on a pricing grid with a range of a 2.65% to 3.15% over Term SOFR as determined by the Operating Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.90% to 2.40% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreement, but the Credit Facility requires paydown at least once annually or if the aggregate commitment exceed certain thresholds for an extended period of time.

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
The interest rate in effect for the Credit Facility as of December 31, 2024 was approximately 6.48%. As of December 31, 2024, there was no outstanding balance on the Credit Facility.
Subsequent to December 31, 2024, the Company had net draws of $16.0 million on its Credit Facility. As of March 7, 2025, the Company had $134.0 million of remaining availability.
Private Placement Notes
On July 22, 2020, the Operating Company entered into a $150.0 million note purchase agreement, pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $75.0 million of 3.90% notes with a five-year term maturing on July 22, 2025, and $75.0 million of 4.15% notes with a seven-year term maturing on July 22, 2027 (the “2020 Private Placement Notes”).
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
On February 13, 2023, the Operating Company entered into a $150.0 million note purchase agreement pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $120.0 million of 5.99% notes with a seven-year term maturing on March 29, 2030, and $30.0 million of 6.10% notes with a ten-year term maturing on March 29, 2033 (the “2023 Private Placement Notes” and together with the 2020 and 2022 Private Placement Notes, the “Private Placement Notes”). The 2023 Private Placement Notes closed in connection with the closing of the Newbury Acquisition.
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
Debt Covenants
As of December 31, 2024 and 2023, the Company was in full compliance with all debt covenants.

Contractual Obligations and Commitments
Our principal contractual obligations and commitments consist of obligations under our Private Placement Notes, capital commitments, and lease obligations. The amount of the obligations presented in the table summarizes our commitments to settle contractual obligations in cash as of the time periods presented. The following table summarizes our contractual obligations as of December 31, 2024:

	Payments Due by Time Period
(in thousands)	Total	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity
Operating lease obligations	$20,685	$5,134	$8,572	$2,704	$4,275	$—
Long-term debt obligations(1)	450,000	75,000	75,000	—	300,000	—
Interest on debt obligations(2)	135,602	22,631	39,411	33,186	40,374	—
Revolving line of credit(3)	—	—	—	—	—	—
Standby letters of credits	10,412	10,412	—	—	—	—
Capital commitments(4)	16,251	—	—	—		16,251
Total contractual obligations	$632,950	$113,177	$122,983	$35,890	$344,649	$16,251
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
(3)As of December 31, 2024, there was no outstanding balance on the revolving line of credit with full availability of $150.0 million.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies could potentially produce materially different results if we were to change the underlying assumptions, estimates or judgments. Refer to Note 2, “Significant Accounting Policies” to our consolidated financial statements included in this annual report on Form 10-K for a summary of our significant accounting policies.

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
The determination that the Company holds a controlling financial interest in a Bridge-sponsored fund or investment vehicle significantly changes the presentation of our consolidated financial statements. In our consolidated balance sheets, we present 100% of the assets and liabilities of consolidated VIEs along with a non-controlling interest which represents the portion of the consolidated vehicle’s interests held by third parties. However, assets of our consolidated VIEs can only be used to settle obligations of the consolidated VIE and are not available for general use by the Company.
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
Performance Allocations
The Company accounts for accrued performance obligations (commonly referred to as carried interest), which represents a performance-based capital allocation from a fund General Partner to the Company, as earnings from financial assets within the scope of ASC 323, Investments—Equity Method and Joint Ventures. The underlying investments in the funds upon which the allocation is based reflect valuations on an up to three-month lag. The Company recognizes performance allocations as a separate revenue line item in the consolidated statements of operations with uncollected carried interest as of the reporting date reported within accrued performance allocations in the consolidated balance sheets. As of December 31, 2024 and 2023, the Company had accrued performance allocations of $339.6 million and $382.0 million, respectively.
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
As of December 31, 2024 and 2023, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $203.2 million and $197.8 million, respectively, of which $159.5 million and $155.4 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of December 31, 2024, there would be no contingent repayment obligation or liability.
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

The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more likely than not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more likely than not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the consolidated statements of operations.
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
If the Mergers are consummated, the Second A&R TRA by and between the Company, Operating Company, Apollo and Continuing Equity Owners will become effective, which provides, among other things, that, (i) the Continuing Equity Owners will forego the acceleration of certain payments that would otherwise have been payable under the TRA to the Continuing Equity Owners by the Company as a result of the Mergers, (ii) following the consummation of the Mergers, the utilization of the tax attributes covered by the Second A&R TRA and corresponding payments to which the Continuing Equity Owners are entitled will be made by reference to Apollo’s consolidated group’s tax liability, and (iii) no accelerated payments will be due in connection with any future change of control of Apollo or any material breach by Apollo of the Second A&R TRA.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, refer to Note 2, “Significant Accounting Policies” to our consolidated financial statements included in this annual report on Form 10-K.
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
Interest Rate Risk
As of December 31, 2024, we had cash of $1.2 million deposited in non-interest bearing accounts and $89.4 million deposited in an interest bearing account, with limited to no interest rate risk. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Foreign Exchange Rate Risk
We do not possess significant assets in foreign countries in which we operate or engage in material transactions in currencies other than the U.S. dollar. Therefore, changes in exchange rates are not expected to materially impact our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Bridge Investment Group Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bridge Investment Group Holdings Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
March 7, 2025
We have served as the Company’s auditor since 2021.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$90,599	$57,702
Restricted cash	11,832	9,558
Marketable securities, at fair value	21,119	19,838
Receivables from affiliates	54,312	44,370
Notes receivable from affiliates	41,878	48,275
Other assets	75,057	82,102
Other investments	181,160	203,661
Accrued performance allocations	339,560	381,993
Intangible assets, net	123,139	140,198
Goodwill	233,584	233,584
Deferred tax assets, net	75,142	67,537
Total assets	$1,247,382	$1,288,818
Liabilities and equity
Accrued performance allocations compensation	$57,610	$55,488
Accrued compensation and benefits	53,215	35,428
Accounts payable and accrued expenses	39,188	35,072
Due to affiliates	73,693	69,543
General Partner Notes Payable, at fair value	2,782	3,355
Insurance loss reserves	21,260	12,684
Self-insurance reserves	2,844	2,917
Line of credit	—	34,000
Other liabilities	43,565	48,386
Notes payable	447,325	446,597
Total liabilities	$741,482	$743,470
Commitments and contingencies (Note 17)
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized, 0 issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 41,739,358 and 37,829,889 issued and outstanding as of December 31, 2024 and 2023, respectively	417	378
Class B common stock, $0.01 par value, 231,857,899 and 236,037,892 authorized; 79,321,482 and 80,618,708 issued and outstanding as of December 31, 2024 and 2023, respectively	793	806
Additional paid-in capital	104,397	88,330
Accumulated deficit	(22,449)	(14,465)
Accumulated other comprehensive income (loss)	265	(136)
Bridge Investment Group Holdings Inc. equity	83,423	74,913
Non-controlling interests in Bridge Investment Group Holdings LLC	248,365	291,254
Non-controlling interests in Bridge Investment Group Holdings Inc.	174,112	179,181
Total equity	505,900	545,348
Total liabilities and equity	$1,247,382	$1,288,818
See accompanying notes to consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Fund management fees	$245,925	$230,572	$221,584
Property management and leasing fees	72,573	77,704	76,210
Construction management fees	7,508	11,607	10,973
Development fees	3,377	2,919	4,688
Transaction fees	27,507	20,466	56,205
Fund administration fees	17,835	17,483	15,031
Insurance premiums	22,427	18,086	12,856
Other asset management and property income	15,280	11,811	11,502
Total revenues	412,432	390,648	409,049
Investment income (loss):
Incentive fees	—	41	—
Performance allocations:
Realized	49,221	41,102	69,280
Unrealized	(42,433)	(172,730)	115,175
Earnings from investments in real estate	—	752	2,169
Total investment income (loss)	6,788	(130,835)	186,624
Expenses:
Employee compensation and benefits	251,323	220,869	196,629
Incentive fee compensation	—	4	—
Performance allocations compensation:
Realized	27,262	7,779	4,396
Unrealized	4,059	(10,570)	24,870
Loss and loss adjustment expenses	22,581	11,851	6,520
Third-party operating expenses	13,795	21,990	25,675
General and administrative expenses	43,818	54,201	41,070
Depreciation and amortization	19,872	16,360	2,936
Total expenses	382,710	322,484	302,096
Other (expense) income:
Realized and unrealized (losses) gains, net	(9,677)	(6,381)	4,215
Interest income	19,572	18,380	7,867
Other (expense) income, net	(1,437)	(2,112)	1,246
Interest expense	(26,756)	(28,495)	(12,340)
Total other expense	(18,298)	(18,608)	988
Income (loss) before provision for income taxes	18,212	(81,279)	294,565
Income tax expense	(1,496)	(6,127)	(22,195)
Net income (loss)	16,716	(87,406)	272,370
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(16,560)	(79,900)	88,141
Net income (loss) attributable to Bridge Investment Group Holdings LLC	33,276	(7,506)	184,229
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	25,271	(740)	156,960
Net income (loss) attributable to Bridge Investment Group Holdings Inc.	$8,005	$(6,766)	$27,269
Earnings (loss) per share of Class A common stock (Note 21)—Basic and Diluted	$0.13	$(0.46)	$0.92
Weighted-average shares of Class A common stock outstanding (Note 21)—Basic and Diluted	32,500,894	25,998,863	23,928,408
See accompanying notes to consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022

Net income (loss)	$16,716	$(87,406)	$272,370
Other comprehensive income (loss)—foreign currency translation adjustments, net of tax	401	84	(199)
Total comprehensive income (loss)	17,117	(87,322)	272,171
Less: comprehensive (loss) income attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(16,560)	(79,900)	88,141
Comprehensive income (loss) attributable to Bridge Investment Group Holdings LLC	33,677	(7,422)	184,030
Less: comprehensive income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	25,271	(740)	156,960
Comprehensive income (loss) attributable to Bridge Investment Group Holdings Inc.	$8,406	$(6,682)	$27,070
See accompanying notes to consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated Statements of Changes in Equity
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Operating Company	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2021	$230	$867	$53,527	$17,184	$(21)	$272,482	$205,468	$549,737
Net income	—	—	—	27,269	—	88,141	156,960	272,370
Conversion of profit interest awards	8	—	(8)	—	—	—	—	—
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	14	(14)	972	—	—	—	—	972
Issuance of Class A Units for acquisition	—	—	—	—	—	—	14,930	14,930
Fair value of non-controlling interest in acquired business	—	—	—	—	—	20,053	—	20,053
Share-based compensation, net of forfeitures	43	—	11,677	—	—	1,397	19,027	32,144
Capital contributions from non-controlling interests	—	—	—	—	—	213	—	213
Distributions	—	—	—	—	—	(72,609)	(141,069)	(213,678)
Dividends on Class A common stock/Units, $1.04 per share	—	—	—	(30,223)	—	—	—	(30,223)
Foreign currency translation adjustment	—	—	—	—	(199)	—	—	(199)
Reallocation of equity	—	—	(2,229)	—	—	—	2,229	—
Balance as of December 31, 2022	$295	$853	$63,939	$14,230	$(220)	$309,677	$257,545	$646,319

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated Statements of Changes in Equity, continued
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2022	$295	$853	$63,939	$14,230	$(220)	$309,677	$257,545	$646,319
Net loss	—	—	—	(6,766)	—	(79,900)	(740)	(87,406)
Conversion of profit interest awards	13	—	1,844	—	—	—	—	1,857
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	49	(47)	(2,669)	—	—	—	—	(2,667)
Issuance of Class A Units for acquisition	—	—	—	—	—	—	—	—
Fair value of non-controlling interest in acquired business	—	—	—	—	—	84,234	—	84,234
Share-based compensation, net of forfeitures	21	—	18,176	—	—	1,219	21,412	40,828
Capital contributions from non-controlling interests	—	—	—	—	—	17,877	—	17,877
Distributions	—	—	—	—	—	(41,853)	(91,996)	(133,849)
Dividends on Class A common stock/Units, $0.66 per share	—	—	—	(21,929)	—	—	—	(21,929)
Foreign currency translation adjustment	—	—	—	—	84	—	—	84
Reallocation of equity	—	—	7,040	—	—	—	(7,040)	—
Balance as of December 31, 2023	$378	$806	$88,330	$(14,465)	$(136)	$291,254	$179,181	$545,348

See accompanying notes to consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated Statements of Changes in Equity, continued
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2023	$378	$806	$88,330	$(14,465)	$(136)	$291,254	$179,181	$545,348
Net income (loss)	—	—	—	8,005	—	(16,560)	25,271	16,716
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	16	(13)	(244)	—	—	—	—	(241)
Capital contributions from non-controlling interests	—	—	—	—	—	14,754	—	14,754
Deconsolidation of managed fund	—	—	(2,201)	1,031	—	(17,638)	—	(18,808)
Share-based compensation, net of forfeitures	23	—	20,850	—	—	647	25,959	47,479
Distributions	—	—	—	—	—	(25,492)	(55,570)	(81,062)
Dividends on Class A Common Stock/Units, $0.42 per share	—	—	—	(17,020)	—	—	—	(17,020)
Foreign currency translation adjustment	—	—	—	—	401	—	—	401
Reallocation of equity	—	—	(2,338)	—	—	1,400	(729)	(1,667)
Balance as of December 31, 2024	$417	$793	$104,397	$(22,449)	$265	$248,365	$174,112	$505,900

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,716	$(87,406)	$272,370
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,872	16,360	2,936
Amortization of financing costs and debt discount and premium	1,528	1,711	861
Share-based compensation	47,479	40,828	32,144
Equity in income (loss) of investments	11,482	10,786	(1,988)
Changes in unrealized gain (loss) on General Partner Notes Payable	(574)	(3,755)	(2,362)
Non-cash lease amortization	546	94	(529)
Reserve for credit losses	4,207	8,671	—
Unrealized performance allocations	42,433	172,730	(115,175)
Unrealized accrued performance allocations compensation	4,059	(10,570)	24,870
Other non-cash adjustments	1,449	—	—
Change in deferred income taxes	(1,462)	4,573	12,871
Changes in operating assets and liabilities:
Receivable from affiliates	(14,288)	1,203	(17,649)
Prepaid and other assets	(13,688)	(10,589)	1,128
Accounts payable and accrued expenses	4,176	10,160	10,983
Accrued payroll and benefits	17,786	19,049	536
Other liabilities	(3,023)	(85)	6,431
Insurance loss and self-insurance reserves	8,503	2,702	1,308
Accrued performance allocations compensation	(1,996)	(697)	864
Due to affiliates	—	(952)	(1,246)
Net cash provided by operating activities	145,205	174,813	228,353
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(29,302)	(68,465)	(83,344)
Proceeds from sale of investments	17,206	20,526	—
Distributions from investments	3,180	1,390	1,377
Sale of marketable securities	18,088	6,143	1,300
Issuance of notes receivable	(310,163)	(245,770)	(472,397)
Proceeds from collections on notes receivable	311,789	264,738	548,768
Purchase of tenant improvements, furniture and equipment	(124)	(2,408)	(3,228)
Deposits	—	—	730
Cash paid for acquisition, net of cash acquired	—	(319,364)	(15,089)
Net cash provided by (used in) investing activities	10,674	(343,210)	(21,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	14,754	17,877	213
Distributions to non-controlling interests	(83,122)	(133,849)	(213,678)
Repayments of General Partner Notes Payable	—	(1,522)	(1,008)
Dividends paid on Class A common stock	(17,519)	(21,929)	(30,223)
Proceeds from revolving line of credit	334,950	436,000	50,000
Payments on revolving line of credit	(368,950)	(402,000)	(50,000)
Borrowings on private notes	—	150,000	150,000
Payments of deferred financing costs	(821)	(2,185)	(2,381)
Net cash (used in) provided by financing activities	(120,708)	42,392	(97,077)
Net increase (decrease) in cash, cash equivalents, and restricted cash	35,171	(126,005)	109,393
Cash, cash equivalents and restricted cash — beginning of period	67,260	193,265	83,872
Cash, cash equivalents and restricted cash — end of period	$102,431	$67,260	$193,265

See accompanying notes to consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Consolidated Statements of Cash Flows, continued
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,113	$2,251	$9,288
Cash paid for interest	25,168	23,483	6,200
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$1,639	$8,883	$21,312
Write down of right-of-use assets and lease liabilities for lease terminations	—	(4,308)	—
Origination of short-term loan receivable for prepaid acquisitions	—	—	40,000
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	4,947	16,417	(8,049)
Deferred tax effect from conversion of profits interests awards	—	1,747	—
Issuance of Class A Units for acquisition	—	—	14,930
Conversion of note receivable to equity interest investment	—	1,559	—
Non-controlling interest assumed in business combination	—	84,234	20,053
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$90,599	$57,702	$183,576
Restricted cash	11,832	9,558	9,689
Cash, cash equivalents, and restricted cash	$102,431	$67,260	$193,265

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Notes to Consolidated Financial Statements
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
The Company’s principal asset is a controlling financial interest in Bridge Investment Group Holdings LLC (the “Operating Company”) through its ownership of the Operating Company’s Class A common units (“Class A Units”) and 100% of the Class B common units (“Class B Units”) (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 15, “Income Taxes,” for additional information. As of December 31, 2024, the Company held approximately 30% of the economic interest in the Operating Company. To the extent the Operating Company’s other members exchange their Class A Units into our Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
Reorganization in Connection with IPO
In connection with the initial public offering (“IPO”), the Company completed a series of organizational transactions (the “Transactions”). The Transactions included:
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model.
All intercompany balances and transactions have been eliminated in consolidation.
Certain prior amounts have been reclassified to conform to the presentation as of and for the year ended December 31, 2024. Refer to Note 22 for further information regarding the presentation of segment expenses.
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
Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Such estimates include those used in the valuation of investments, which directly affect accrued performance allocations and related compensation, the carrying amount of the Company’s equity method investments, the measurement of deferred tax balances (including valuation allowances), the accounting for intangibles and goodwill, all of which involve a high degree of judgement and complexity and may have a significant impact on net income. Actual results could differ from those estimates and such differences could be material.
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
During the normal course of business, the Company makes short-term uncollateralized loans to the funds for asset acquisitions and working capital. The Company also has notes receivable with employees.
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
The Company assesses the collectability of such receivables considering the offering period, historical and forecasted capital raising, credit losses, and near-term realizations based on the liquidity of the affiliated investment funds, and establishes an allowance for any balances considered not collectible.

Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the consolidated balance sheets as of December 31, 2024 and 2023, which are based on asset valuations one quarter in arrears.
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
For certain equity method investments, the Company records its proportionate share of income on a three-month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the consolidated statements of cash flows under the cumulative earnings approach.
Changes in fair value of equity method investments are recorded as realized and unrealized gains (losses) in other income (expense) on the consolidated statements of operations.
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
Leases — The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company primarily enters into operating lease agreements, as the lessee, for office space and certain equipment. Operating leases are included in other assets and other liabilities in the consolidated balance sheets. Certain leases include lease and non-lease components, which the Company accounts for separately. Lease right of use (“ROU”) assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Leases may include options to extend or terminate the lease which are included in the ROU assets and lease liability when they are reasonably certain of exercise. Lease ROU assets are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate based on information available at the inception date in determining the present value of future minimum lease payments. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the consolidated statements of operations. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the consolidated balance sheets. Refer to Note 17, “Commitments and Contingencies” for additional information.
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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of December 31, 2024 and 2023, the Company had goodwill of $233.6 million.

The Company performs its annual goodwill impairment test using a qualitative and, if necessary, a quantitative approach as of October 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed its annual goodwill impairment assessment as of October 1, 2024, and determined that there was no impairment of goodwill.
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of December 31, 2024, there were no indicators of goodwill impairment.
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
Fund Management Fees — Fund management fees are generally based on a defined percentage of total commitments, invested capital or NAV of the investment portfolios managed by the Fund Managers. Following the expiration or termination of the investment period, the basis on which management fees are earned for certain closed-end funds and managed accounts, generally changes from committed capital to invested capital with no change in the management fee rate. The fees are generally based on a quarterly measurement period and amounts are paid in advance of recognizing revenue. Fund management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability. Fund management fees also include management fees for joint ventures and separately managed accounts. For Company-sponsored closed-end funds, the capital raising period is generally 18 to 24 months. The Fund Managers charge catch-up management fees to investors who subscribe in later closings in amounts equal to the fees they would have paid if they had been in the initial closing (plus interest as if the investor had subscribed in the initial closing). Catch-up management fees are recognized in the period in which the limited partner subscribes to the fund. Providing investment management services requires the Company to arrange for certain services on behalf of its customers. In those situations where the Company is acting as an agent on behalf of the investors of Bridge funds, it presents placement agent fees net against fund management fees.
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
Performance Allocations — The Company accounts for accrued performance obligations, which represents a performance-based capital allocation from a fund General Partner to the Company, as earnings from financial assets within the scope of Accounting Standards Codification (“ASC”) 323, Investments—Equity Method and Joint Ventures. The underlying investments in the funds upon which the allocation is based reflect valuations on a three-month lag. The Company recognizes performance allocations as a separate revenue line item in the consolidated statements of operations with uncollected carried interest as of the reporting date reported within accrued performance allocations on the consolidated balance sheets.
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
Employee Compensation and Benefits — Employee compensation and benefits include salaries, bonuses (including discretionary awards), related benefits, share-based compensation, and cost of processing payroll. Bonuses are accrued over the employment period to which they relate. Equity-classified awards granted to employees that have a service condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of profits interests awards is determined using a Monte Carlo valuation at date of grant or date of modification when applicable. The fair value of Restricted Stock Units (“RSUs”) and Restricted Stock Awards is determined using the Company’s closing stock price on the grant date or date of modification. The Company recognizes compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 20, “Share-Based Compensation and Profits Interests,” for additional information.
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
Realized and Unrealized Gains (Losses) — Realized gains (losses) occur when the Company redeems all or a portion of an investment or when the Company receives cash income, such as dividends or distributions. Unrealized gains (losses) result from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as realized gains (losses) in the consolidated statements of operations.
Finally, the realized and unrealized change in gains (losses) associated with the financial instruments that we elect the fair value option is also included in realized and unrealized gains (losses).

Income Taxes — The Company was incorporated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal and state income taxes on its share of taxable income generated by the Operating Company.
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
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more likely than not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more likely than not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the consolidated statements of operations. Refer to Note 15, “Income Taxes” for additional information.
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

Tax Receivable Agreement — In connection with the IPO, the Company entered into a TRA with the Operating Company and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) increases in the Company’s allocable share of the tax basis of the Operating Company’s assets resulting from (a) the Company’s purchase of Class A Units directly from the Operating Company and the partial redemption of Class A Units by the Operating Company in connection with the IPO, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of Class A Units for our Class A common stock or cash and (c) certain distributions (or deemed distributions) by the Operating Company; (2) the Company’s allocable share of the existing tax basis of the Operating Company’s assets at the time of any redemption or exchange of Class A Units (including in connection with the IPO), which tax basis is allocated to the Class A Units being redeemed or exchanged and acquired by the Company and (3) certain additional tax benefits arising from payments made under the TRA, including as the result of incremental value to the Company from strategic acquisitions. The Company will retain the benefit of the remaining 15% of these net cash tax savings under the TRA. If the Mergers are consummated, the Second A&R TRA will become effective, which provides, among other things, that, (i) the Continuing Equity Owners will forego the acceleration of certain payments that would otherwise have been payable under the TRA to the Continuing Equity Owners by the Company as a result of the Mergers, (ii) following the consummation of the Mergers, the utilization of the tax attributes covered by the Second A&R TRA and corresponding payments to which the Continuing Equity Owners are entitled will be made by reference to Apollo’s consolidated group’s tax liability, and (iii) no accelerated payments will be due in connection with any future change of control of Apollo’s or any material breach by Apollo of the Second A&R TRA.
Segments — The Company operates as one business, a fully integrated real estate investment manager. The Company’s chief operating decision maker (“CODM”), which is the executive chairman, utilizes a consolidated approach to assess financial performance and allocate resources. As such, the Company operates as one business segment.

Earnings (Loss) Per Share — Basic earnings (loss) per share is calculated by dividing net income (loss) available to our Class A common stockholders by the weighted-average number of our Class A common shares outstanding for the period.
Diluted earnings (loss) per share of our Class A common stock is computed by dividing net income (loss) available to our Class A common stockholders after giving consideration to the reallocation of net income (loss) between holders of our Class A common stock and non-controlling interests, by the weighted-average number of shares of our Class A common stock outstanding during the period adjusted to give effect to potentially dilutive securities, if any. Potentially dilutive securities include unvested Restricted Stock Awards, RSUs, and Class A Units exchangeable on a one-for-one basis with shares of our Class A common stock. The effect of potentially dilutive securities is reflected in diluted earnings (loss) per share of our Class A common stock using the more dilutive result of the treasury stock method or the two-class method.
Unvested share-based payment awards, including Restricted Stock Awards and RSUs, that contain non-forfeitable rights to dividends (whether paid or unpaid) are participating securities. Outstanding Class A Units are also considered participating securities. As a result of being participating securities, Restricted Stock Awards, RSUs and Class A Units are considered in the computation of earnings (loss) per share of our Class A common stock pursuant to the two-class method.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which has subsequently been amended. The amended guidance requires a company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Prior to ASU 2016-13, GAAP required an “incurred loss” methodology that delayed recognition until it was probable a loss had been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected and the income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. Financial instruments measured at fair value are not within the scope of this guidance. The guidance was effective for the Company on January 1, 2023, and was adopted using a modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements of the Company.
Upon adoption of ASU 2016-13, the Company assessed the collection risk characteristics of its outstanding receivables and allocated them into the following pools of receivables: receivables from affiliates, notes receivable from affiliates and notes receivable from employees. Historical credit loss data may be adjusted for current conditions and reasonable and supportable forecasts, including the Company’s expectation of near-term realization based on the liquidity of the affiliated investment funds.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in ASU 2023-07 were effective for the Company beginning with is annual reporting periods beginning on January 1, 2024, and interim periods beginning in the first quarter of 2025. The Company adopted ASU 2023-07 using a retrospective approach for all prior periods presented. As a result, certain prior year expense disclosures have been recast to align with the identification of significant expenses and other segment items. Other than the additional disclosures provided in Note 22, the adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements of the Company or its results of operations.

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
3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies”. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
FUND MANAGEMENT FEES	2024	2023	2022
Funds	$238,086	$224,625	$214,816
Joint ventures and separately managed accounts	7,839	5,947	6,768
Total fund management fees	$245,925	$230,572	$221,584

	Year Ended December 31,
PROPERTY MANAGEMENT AND LEASING FEES	2024	2023	2022
Multifamily	$30,927	$28,053	$24,680
Seniors Housing	22,756	26,264	27,808
Office	8,872	13,492	15,014
Single-Family Rental	10,018	9,895	8,708
Total property management and leasing fees	$72,573	$77,704	$76,210

	Year Ended December 31,
CONSTRUCTION MANAGEMENT FEES	2024	2023	2022
Multifamily	$5,307	$7,568	$8,138
Office	641	2,949	2,157
Seniors Housing	952	695	364
Other	608	395	314
Total construction management fees	$7,508	$11,607	$10,973

	Year Ended December 31,
TRANSACTION FEES	2024	2023	2022
Acquisition fees	$17,909	$11,274	$41,833
Brokerage fees	9,598	9,192	14,372
Total transaction fees	$27,507	$20,466	$56,205

For the years ended December 31, 2024, 2023, and 2022 no individual client represented 10% or more of the Company’s total reported revenues and substantially all of the Company’s revenue was derived from operations in the United States.
As of December 31, 2024 and 2023, the Company had $17.3 million and $19.4 million, respectively, of deferred revenues, which is included in other liabilities on the consolidated balance sheets for the periods then ended. During the year ended December 31, 2024, the Company recognized $19.0 million as revenue from amounts included in the deferred revenue balance as of December 31, 2023. The Company expects to recognize deferred revenues within a year of the balance sheet date.
As of and for the year ended December 31, 2024 and 2023, the Company recognized a credit loss of $4.2 million and $8.7 million, respectively, primarily related to receivables written off that were due from Bridge Office Fund LP (“BOF I”), and certain related joint ventures, as well as Bridge Office Fund II LP (“BOF II”). These credit losses were the result of unfavorable market conditions in the commercial office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets. The majority of these credit losses were related to fund management fees and fund administration fees, of which $2.6 million and $6.6 million is presented as a contra revenue in fund management fees, $0.9 million and $0 is presented as a contra revenue in fund administration fees, and $0.7 million and $2.1 million is included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively. The Company is no longer recognizing fund management or fund administration fees related to BOF I.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. The Company also holds common shares in a publicly traded company. As of December 31, 2024 and 2023, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024:
Common shares in publicly traded company	$152	$—	$(79)	$73
Exchange traded funds	3,141	23	(7)	3,157
Mutual funds	17,876	47	(34)	17,889
Total marketable securities	$21,169	$70	$(120)	$21,119

December 31, 2023
Common shares in publicly traded company	$152	$—	$(17)	$135
Exchange traded funds	2,835	8	—	2,843
Mutual funds	16,793	95	(28)	16,860
Total marketable securities	$19,780	$103	$(45)	$19,838

5.    INVESTMENTS
The Company has interests in 201 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of investments in real estate, credit, renewable energy and secondaries. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	December 31, 2024	December 31, 2023
Accrued performance allocations(1)	$339,560	$381,993

Other investments:
Partnership interests in Company-sponsored funds(2)	153,181	177,718
Investments in third-party partnerships(3)	15,364	13,917
Other(4)	12,615	12,026
Total other investments	$181,160	$203,661
(1)Represents various investment accounts held by the Bridge GPs for carried interest in Bridge-sponsored funds. There is a disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles. Investment is valued using NAV of the respective vehicle, which are based on asset valuations one quarter in arrears for our managed funds or current period NAV for our managed perpetual REITs.
(2)Partnership interests in Company-sponsored funds are valued using the NAV of the respective vehicle.
(3)Investments in limited partnership interests in third-party private property technology venture capital firms are valued using NAV of the respective vehicle.
(4)Other investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and/or observable price changes.
The Company recognized (loss) income related to its accrued performance allocations and other investments of $(2.9) million, $(138.0) million and $188.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, of which $6.8 million, $(131.6) million, and $184.5 million for years ended December 31, 2024, 2023 and 2022, respectively, related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of December 31, 2024 and 2023, $57.6 million and $55.5 million, respectively, was payable to affiliates and are included in accrued performance allocations compensation in the consolidated balance sheets as of the periods then ended.
The fair value of the accrued performance allocations related to our managed funds is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis. As a result, any changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts. The fair value of our managed perpetual REITs are based on the current period NAV.
The Company evaluates each of its equity method investments, excluding accrued performance allocations, to determine if any were significant as defined by the SEC. As of December 31, 2024 and 2023, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

6.    NOTES RECEIVABLE FROM AFFILIATES
As of December 31, 2024 and 2023, the Company had the following notes receivable from affiliates outstanding (in thousands):

	December 31,
	2024	2023
Bridge Single-Family Rental Fund IV	$4,924	$13,624
Bridge Office Fund II (1)	15,800	13,000
Bridge Office Holdings LLC	15,000	15,000
Bridge Workforce and Affordable Housing Fund III LP (2)	200	—
Total notes receivable from affiliates	$35,924	$41,624

Notes receivable from employees	5,954	6,651
Total notes receivable from affiliates	$41,878	$48,275
(1)     In January 2025, Bridge Office Fund II repaid $2.8 million of the outstanding balance on its note receivable.
(2)    In January 2025, Bridge Workforce and Affordable Housing Fund III LP repaid the outstanding balance.
Interest on notes receivable from affiliates accrued at a weighted average fixed rate of 5.14% and 4.83% per annum as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company determined any reserve for credit losses related to our notes receivable from affiliates were immaterial. In making this determination management considered various factors, including the impact of challenged debt and equity capital markets that have persisted throughout 2023 and 2024, which have been particularly unfavorable in the commercial office sector. Management considered the impact of market conditions on the estimated fair values of the underlying assets, and determined the estimated fair values were sufficient to recover the corresponding notes receivable as of December 31, 2024. Management will continue to monitor notes receivable from affiliates for potential credit losses as facts and circumstances change.
During the years ended December 31, 2024 and 2023, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers. As of December 31, 2024 and 2023, the aggregate outstanding principal amount outstanding was $6.0 million and $6.7 million, respectively. These employee notes receivable have staggered maturity dates beginning in 2025. Certain employee loans are interest-only for the first two years after origination. The employee notes receivable accrued interest at a weighted-average rate of 4.50% and 5.05% per annum as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, the Company had approximately $2.0 million and $1.3 million, respectively, of interest receivable outstanding, which is included in receivables from affiliates in the accompanying consolidated balance sheets for the periods then ended.
7.    FAIR VALUE MEASUREMENTS
Equity Securities. Equity securities traded on a national securities exchange are stated at the last reported sales price as of the consolidated balance sheet dates, December 31, 2024 and 2023. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the consolidated balance sheet dates, December 31, 2024 and 2023. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the consolidated balance sheet dates, December 31, 2024 and 2023. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.

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
Other investments: Investments are accounted for using the measurement alternative to measure at cost adjusted for any impairment and observable price changes. Unrealized gains or losses on other investments are included in unrealized gains (losses) on the consolidated statements of operations.
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
The following table presents assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
December 31, 2024
Assets:
Common shares in publicly traded company	$73	$—	$—	$—	$73
Exchange traded funds	3,157	—	—	—	3,157
Mutual funds	17,889	—	—	—	17,889
Accrued performance allocations	—	—	—	339,560	339,560
Partnership interests	—	—	—	168,545	168,545
Other investments	—	—	12,615	—	12,615
Total assets at fair value	$21,119	$—	$12,615	$508,105	$541,839

Liabilities:
General Partner Notes Payable	$—	$—	$—	$2,782	$2,782

December 31, 2023
Assets:
Common shares in publicly traded company	$135	$—	$—	$—	$135
Exchange traded funds	2,843	—	—	—	2,843
Mutual funds	16,860	—	—	—	16,860
Accrued performance allocations	—	—	—	381,993	381,993
Partnership interests	—	—	—	191,635	191,635
Other investments	—	—	12,026	—	12,026
Total assets at fair value	$19,838	$—	$12,026	$573,628	$605,492

Liabilities:
General Partner Notes Payable	$—	$—	$—	$3,355	$3,355

The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2022	$8,369
Conversion of note receivable	1,559
Contribution of warehoused investments to managed funds	(3,117)
Purchases	5,215
Balance as of December 31, 2023	$12,026
Purchases	363
Sales	(1,559)
Net unrealized gains (losses)	1,785
Balance as of December 31, 2024	$12,615
Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
December 31, 2024:
Accrued performance allocations	$339,560	N/A

Partnership interests:
Company-sponsored open-end fund	$29,147	$—
Company-sponsored closed-end funds	124,034	9,994
Third-party closed-end funds	15,364	6,257
Total partnership interests	$168,545	$16,251

December 31, 2023:
Accrued performance allocations	$381,993	N/A

Partnership interests:
Company-sponsored open-end fund	$46,530	$—
Company-sponsored closed-end funds	131,188	7,662
Third-party closed-end funds	13,917	7,955
Total partnership interests	$191,635	$15,617
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

	Level 1	Level 2	Level 3	Total	Carrying Value
As of December 31, 2024:
Notes payable (private notes)	$—	$—	$418,347	$418,347	$450,000

As of December 31, 2023:
Notes payable (private notes)	$—	$—	$423,263	$423,263	$450,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. As of December 31, 2024, the discount rate range used in determining the fair value of the private notes was between 6.54% and 7.96%. An increase in market interest rates would decrease the estimated fair value of the private notes.
8.     INTANGIBLE ASSETS
The Company amortizes its intangible assets from its business combinations over 4 to 14 years. Amortization is based on the pattern in which the estimated economic benefits of the intangible asset will be consumed. The Company evaluates the recoverability of its intangible assets periodically if there is a triggering event.
Summarized below are the carrying values for the major classes of intangible assets as of December 31, 2024 and 2023 (in thousands):

	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2024:
Trade name	9.7 years	$3,150	$(638)	$2,512
Customer list	14 years	48,000	(6,000)	42,000
Management contracts	9 years	105,832	(27,205)	78,627
Total		$156,982	$(33,843)	$123,139

As of December 31, 2023:
Trade name	9.7 years	$3,150	$(300)	$2,850
Customer list	14 years	48,000	(2,571)	45,429
Management contracts	9 years	110,258	(18,339)	91,919
Total		$161,408	$(21,210)	$140,198
The amortization expense for these intangible assets was $17.2 million, $13.8 million, and $1.9 million for years ended December 31, 2024, 2023, and 2022 respectively.

The following schedule presents the estimated intangible asset amortization for the following five years commencing on January 1, 2025 (in thousands):

2025	$16,342
2026	16,305
2027	14,692
2028	14,227
2029	14,227
Thereafter	47,346
Total	$123,139
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
As part of the Newbury Acquisition, approximately $0.7 million of liabilities were assumed by the Operating Company as part of the total consideration. As of December 31, 2024, none of the assumed liabilities remained outstanding.
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
A majority of the fair value of the purchase consideration was attributed to goodwill, with synergies expected to accrue from the vertically integrated Bridge SFR investment strategy. As part of the GBC Acquisition, approximately $1.0 million of liabilities were assumed by the Operating Company as consideration for the purchase price. As of December 31, 2024, the liabilities assumed had been paid. The number of Class A Units of the Operating Company that were transferred to GBC as a portion of the total consideration was based on an average closing price of the Company’s Class A common stock from January 13, 2022 through January 27, 2022. Class A Units of the Operating Company are exchangeable on a one-for-one basis with our Class A common stock, subject to certain conditions.
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

The remaining $9.8 million of goodwill as of December 31, 2024 was related to the acquisitions of BPM and Bridge Acquisitions, Asset Management, and Dispositions LLC (“BAA&D”) in 2012, and Bridge Commercial Real Estate LLC (“BCRE”) and affiliated companies in 2016.
10.    INSURANCE LOSS RESERVES AND LOSS AND LOSS ADJUSTMENT EXPENSES
Property and Casualty—BIGRM is a wholly owned subsidiary of Bridge and is licensed under the Utah Captive Insurance Companies Act. BIGRM provides the following insurance policies:
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
For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through December 31, 2024. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of December 31, 2024 and 2023, the Company had reserved $21.3 and $12.7 million, respectively.
The table below summarizes BIGRM's losses incurred during the years ended December 31, 2024, 2023, and 2022 as well as rollforwards of the loss reserve liability for each of the respective periods then ended (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance as of beginning of year	$12,684	$9,445	$8,086
Losses incurred, related to:
Current year	16,442	9,915	7,034
Prior years	5,824	512	(935)
Total incurred	22,266	10,427	6,099

Losses paid, related to:
Current year	(4,371)	(1,529)	(786)
Prior years	(9,319)	(5,659)	(3,954)
Total paid	(13,690)	(7,188)	(4,740)
Balance as of end of year	$21,260	$12,684	$9,445
As part of its property management business, the Company arranges for property and casualty risk management for the properties and entities affiliated with the Company (the “Insurance Program”) through BIGRM. The Company uses a broker to arrange for insurers to provide coverage deemed necessary by management and required by lenders or property owners. Under the terms of the risk management program, each property has a $100,000 deductible for property claims, or $250,000 for multifamily property claims, and $25,000 for casualty claims for insured events. Insured property losses in excess of $100,000 for multifamily properties and $100,000 for commercial office properties are self-insured or fully insured as described below.

The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. As of December 31, 2024, the Company’s SIR includes a layer of losses that the Company is responsible for satisfying after the properties have met their $250,000 deductible for each claim. That layer covers losses between $100,000 and $250,000, with an annual aggregate limit of $3.0 million. All losses above $250,000 are fully insured. With respect to winter freeze losses, the Company’s SIR is $100,000 per location and not to exceed $1.5 million in the aggregate for any one occurrence or $3.0 million in the aggregate if more than one location is involved. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover: 100% of the $5.0 million layer above all other risks deductibles and SIR, 100% of the $1.5 million per occurrence or $3.0 million in the aggregate for winter freeze deductible and SIR. All losses above $5.0 million are fully insured by multiple outside insurance carriers. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $100,000 deductibles and SIR of $250,000 as outlined above.
As of December 31, 2024 and 2023, the total self-insurance reserve liability was $2.8 million and $2.9 million, respectively.
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $0.2 million per individual per year and a maximum claim liability of $22.5 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of December 31, 2024 and 2023, the Company had reserved $2.8 million and $2.6 million, respectively.
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

		Fair Value
	Commitment	December 31, 2024	December 31, 2023
Bridge Seniors Housing Fund I	$4,775	$2,681	$3,263
Bridge Multifamily Fund III	9,300	101	92
Total	$14,075	$2,782	$3,355
The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund. During the years ended December 31, 2023 and 2022, the Company incurred $0.7 million and $2.1 million, respectively, of interest expense related to distributions during the periods then ended.
12.    LINE OF CREDIT
On June 3, 2022, the Operating Company entered into a credit agreement (the “Credit Agreement”) with CIBC, Inc.(“CIBC”) and Zions Bancorporation, N.A. d/b/a Zions First National Bank (“Zions”) as Joint Lead Arrangers, which allowed for revolving commitments of up to $125 million (the “Credit Facility”).

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
Borrowings under the Credit Facility bear interest based on a pricing grid with a range of a 2.65% to 3.15% over Term SOFR as determined by the Operating Company’s leverage ratio, or upon achievement of an investment grade rating, interest is then based on a range of 1.90% to 2.40% over Term SOFR. The Credit Facility is also subject to a quarterly unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. Borrowings under the Credit Facility may be repaid at any time during the term of the Credit Agreement, but the Credit Facility requires paydown at least once annually or if the aggregate commitment exceeds certain thresholds for an extended period of time.
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
As of December 31, 2024, there was no outstanding balance on the Credit Facility, which had an interest rate in effect of approximately 6.48%. During the years ended December 31, 2024, 2023 and 2022, the Company incurred interest expense of approximately $2.3 million, $5.3 million, and $0.1 million, respectively, and unused commitment fees of $0.3 million, $0.4 million, and$0.1 million respectively.
Debt issuance costs related to the Credit Facility are included in other assets in the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, the Company was in full compliance with all debt covenants.
13.    NOTES PAYABLE
On July 22, 2020, the Operating Company entered into a $150.0 million note purchase agreement, pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $75.0 million of 3.90% notes with a five-year term maturing on July 22, 2025, and $75.0 million of 4.15% notes with a seven-year term maturing on July 22, 2027 (the “2020 Private Placement Notes”).
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
As of December 31, 2024 and 2023, unamortized deferred financing costs were $2.7 million and $3.4 million, respectively, and the net carrying value of the Private Placement Notes was $447.3 million and $446.6 million, respectively. As of December 31, 2024, the Operating Company was in full compliance with all debt covenants.
The following table presents scheduled principal payments of the Private Placement Notes as of December 31, 2024 (in thousands):

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
The following table presents the activity of the Company’s debt issuance costs for the years ended December 31, 2024 and 2023, respectively (in thousands):

Unamortized debt issuance costs as of December 31, 2022	$2,706
Debt issuance costs incurred	1,362
Amortization of debt issuance costs	(665)
Unamortized debt issuance costs as of December 31, 2023	$3,403
Amortization of debt issuance costs	(729)
Unamortized debt issuance costs as of December 31, 2024	$2,674
During the years ended December 31, 2024, 2023, and 2022, interest expense was $22.6 million, $20.4 million, and $9.6 million, respectively.
14.    REALIZED AND UNREALIZED GAINS (LOSSES)
Realized gains (losses) in the consolidated statements of operations consist primarily of the realized and unrealized gains and losses on investments and other financial instruments, including the General Partner Notes Payable for which the fair value option has been elected. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment or financial instrument, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

The following tables summarize net realized and unrealized (losses) gains on investments and other financial instruments for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(80)	$(11,965)	$(12,045)
Investment in third-party partnerships	(522)	327	(195)
Other investments	—	1,785	1,785
General Partner Notes Payable	—	574	574
Total realized and unrealized (losses) gains	$(602)	$(9,279)	$(9,881)

	Year Ended December 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(1,569)	$(7,197)	$(8,766)
Investment in third-party partnerships	(455)	(70)	(525)
General Partner Notes Payable	(605)	3,570	2,965
Total realized and unrealized (losses) gains	$(2,629)	$(3,697)	$(6,326)

	Year Ended December 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$2,704	$(1,628)	$1,076
Investment in third-party partnerships	(414)	1,764	1,350
General Partner Notes Payable	(2,331)	4,693	2,362
Total realized and unrealized (losses) gains	$(41)	$4,829	$4,788
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
The components of income tax expense attributable to Bridge Investment Group Holdings Inc., including subsidiaries BIGRM and BPM, for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$3,103	$2,462	$6,342
State	1,295	1,247	2,982
Deferred income taxes:
Federal	(1,456)	3,190	9,385
State	(1,446)	(772)	3,486
Total income taxes	$1,496	$6,127	$22,195

During the years ended December 31, 2024 and 2023, certain Original Equity Owners exchanged a portion of their Class A Units for our Class A common stock, which also resulted in a redemption of the corresponding Class B common stock. As a result of the exchange, the deferred income tax asset increased with a corresponding increase in the TRA liability for 85% of the incremental net cash tax savings. As of December 31, 2024 and 2023, the deferred tax asset related to the TRA was $73.4 million and $67.0 million, respectively, and the TRA liability was $73.7 million and $69.5 million, respectively. During the year ended December 31, 2024, the Company paid $2.2 million of the TRA liability to shareholders, which is included in distributions to noncontrolling interest on the consolidated statement of cash flows for the period then ended.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized an expense of $1.4 million and $2.1 million, and income of $1.2 million, respectively, related to the change in the TRA liability, which is included in other (expense) income on the consolidated statements of operations for the periods then ended.
The Company’s effective tax rate was 8.22%, (7.53)%, and 7.53% for the years ended December 31, 2024, 2023, and 2022, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests. A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal tax at statutory rate	21.00%	21.00%	21.00%
State and local income tax (net of federal tax benefit)	(0.95)%	(0.46)%	1.73%
Income passed to non-controlling interests	(10.05)%	(20.83)%	(17.44)%
Equity compensation	12.18%	—%	—%
Change in deferred TRA tax assets	(9.20)%	(4.70)%	—%
Other	(4.76)%	(2.54)%	2.24%
Effective tax rate	8.22%	(7.53)%	7.53%
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
The net deferred income tax assets in the consolidated balance sheets include the following amounts of deferred income tax assets and liabilities as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Deferred income tax assets:
Deferred TRA	$73,374	$67,006
Unrealized loss on securities	(6)	48
Loss reserve	631	469
Capital loss carryforward	618	14
Other accrual	525	—
Total deferred income tax assets	75,142	67,537
As of December 31, 2024, the Company had a $2.1 million capital loss carryforwards, which are available to offset future capital gain, if any, through December 31, 2029.
As of December 31, 2024, 2023 and 2022, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next 12 months. During the years ended December 31, 2024, 2023 and 2022 the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, based on information available to the Company as of the date hereof, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
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
During the years ended December 31, 2024 and 2023, 1,622,944 and 5,015,245 Class A Units were redeemed, respectively, with the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of December 31, 2024, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 231,857,899 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of December 31, 2024, 41,739,358 shares of our Class A common stock (including Restricted Stock) were outstanding, 79,321,482 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.
The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the years ended December 31, 2024 and 2023:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2022	24,484,585	5,003,936	85,301,127
Class A common stock issued — 2020 and 2021 profits interests conversion	73,894	1,217,440	—
Class A common stock issued — unitholder conversions	5,015,245	—	(4,637,367)
Class A restricted common stock issued	—	2,426,034	—
Class A restricted common stock vested	699,789	(699,789)	—
Class A restricted common stock forfeited	—	(391,245)	—
Class B common stock forfeited	—	—	(45,052)
Balance as of December 31, 2023	30,273,513	7,556,376	80,618,708
Class A common stock issued — unitholder conversions	1,622,944	—	(1,297,226)
Class A restricted common stock issued	5,498	2,667,041
Class A restricted common stock vested	1,312,557	(1,312,557)	—
Class A restricted common stock forfeited	—	(386,014)	—
Balance as of December 31, 2024	33,214,512	8,524,846	79,321,482
Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the consolidated statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.

During the years ended December 31, 2024 and 2023, the Company declared and paid the following dividends on our Class A common stock (dollar amounts in thousands, except per share amounts):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 8, 2024	March 22, 2024	$0.07	$2,582
May 31, 2024	June 14, 2024	0.12	4,972
August 30, 2024	September 13, 2024	0.13	5,340
December 6, 2024	December 20, 2024	0.10	4,126
		$0.42	$17,020

March 10, 2023	March 24, 2023	$0.17	$5,541
June 2, 2023	June 16, 2023	0.15	4,850
September 1, 2023	September 15, 2023	0.17	5,805
December 1, 2023	December 15, 2023	0.17	5,733
		$0.66	$21,929
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
Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the year ended December 31, 2024, $25.5 million was distributed to non-controlling interests in the Operating Company and $55.6 million was distributed to non-controlling interest in the Company. During the year ended December 31, 2023, $41.9 million was distributed to the Operating Company’s members and $92.0 million was distributed to non-controlling interests in the Operating Company. During the year ended December 31, 2022, $72.6 million was distributed to the Operating Company’s members and $141.1 million was distributed to non-controlling interests in the Operating Company.
As of each December 31, 2024 and 2023, there was $0.5 million of declared distributions that had not yet been distributed to Original Equity Owners.
The Operating Company’s members’ capital interests are transferable; however, transfers are subject to obtaining the prior written consent of the Company, with certain exceptions for transfers to affiliated parties. Members’ liability is limited to the capital account balance. Distributions are reflected in the consolidated statements of changes in equity when declared by the board of directors and consist of distributions to members and non-controlling interest holders.
As of December 31, 2024, the Company is the sole managing member of the Operating Company, and owns 41,739,358 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which represents 30% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.

The following table presents a reconciliation of the Operating Company’s Class A Units and Class B Units for the years ended December 31, 2024 and 2023:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2022	124,445,671	97,463,981
Issuance of Class A Units	5,772,268	—
Forfeiture of unvested Class A Units	(133,354)	—
Balance as of December 31, 2023	130,084,585	97,463,981
Issuance of Class A Units	673,949	—
Forfeiture of unvested Class A Units	(114,410)	—
Balance as of December 31, 2024	130,644,124	97,463,981
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
The following table summarizes the Company’s leases as of December 31, 2024 and 2023 (dollar amounts in thousands):

	December 31,
	2024	2023
Right-of-use assets, included in Other assets	$15,147	$17,491
Lease Liabilities, included in Other liabilities	$17,759	$19,557

Weighted-average remaining lease term (in years)	5.3	5.9
Weighted-average discount rate	4.97%	4.82%
The components of lease expense included in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$5,046	$4,562	$4,310
Variable lease costs	193	222	204
Total lease costs, included in general and administrative expenses	$5,239	$4,784	$4,514

Cash paid for amounts included in the measurement of operating lease liabilities	$4,373	$4,935	$4,410

As of December 31, 2024, the maturities of operating lease liabilities were as follows (in thousands):

2025	$5,134
2026	4,618
2027	3,954
2028	1,396
2029	1,308
Thereafter	4,275
Total lease liabilities	20,685
Less: Imputed interest	(2,926)
Total operating lease liabilities	$17,759
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
As of December 31, 2024 and 2023, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $203.2 million and $197.8 million, respectively, of which $159.5 million and $155.4 million, respectively, is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of December 31, 2024, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of December 31, 2024, the Company has guaranteed a $10.1 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of December 31, 2024, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.
Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the consolidated balance sheet as of December 31, 2024. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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

The Operating Company may provide guarantees to a lending institution for certain loans held by employees for investment in Bridge funds not to exceed $8.0 million. There were no outstanding loans guaranteed by the Operating Company under this program as of December 31, 2024.
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $168.5 million and $191.6 million as of December 31, 2024 and 2023, respectively, which is included in other investments on the consolidated balance sheets for the periods then ended.
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
In 2023, the Company made a direct investment in Bridge Solar Energy Development Fund LP (“Bridge Solar Energy Development Fund”). Due to the timing of capital raising, the Company’s equity interest in the fund was considered significant to the fund as of December 31, 2023, and as a result the fund was consolidated in the Company’s financial statements for the period then ended. In October 2024, additional limited partner capital commitments were funded to Bridge Solar Energy Development Fund, which resulted in the Company no longer being considered the primary beneficiary of the VIE. Therefore, the Company’s direct investment in Bridge Solar Energy Development Fund was deconsolidated as of such date, which did not result in a gain or loss. As of December 31, 2024, our investment in Bridge Solar Energy Development Fund was accounted for as an equity method investment and was included in other investments on the consolidated balance sheet.
The assets of the Operating Company’s consolidated VIEs totaled $1,171.5 million and $1,221.1 million as of December 31, 2024 and 2023, respectively, while the liabilities of the consolidated VIEs totaled $673.8 million and $681.7 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.

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
Receivables from affiliates were comprised of the following (in thousands):

	December 31,
	2024	2023
Fees receivable from non-consolidated funds	$35,246	$22,222
Payments made on behalf of and amounts due from non-consolidated entities	19,066	22,148
Total receivables from affiliates	$54,312	$44,370
As of and for the year ended December 31, 2024 and 2023, the Company recognized a credit loss of $4.2 million and $8.7 million, respectively, primarily related to receivables written off that were due from Bridge Office Fund LP (“BOF I”), and certain related joint ventures, as well as Bridge Office Fund II LP (“BOF II”). These credit losses were the result of unfavorable market conditions in the commercial office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets. The majority of these credit loss were related to the fund management fees and fund administration fees, of which $2.6 million and $6.6 million is presented as a contra revenue in fund management fees, $0.9 million and $0 is presented as a contra revenue in fund administration fees, and $0.7 million and $2.1 million is included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively. The Company is no longer recognizing fund management or fund administration fees related to BOF I. There were no other material receivables considered not collectible as of December 31, 2024 or 2023.
Notes Receivable from Affiliates
As of December 31, 2024 and 2023, the Company had total notes receivable from affiliates of $41.9 million and $48.3 million, respectively. Refer to Note 6, “Notes Receivable from Affiliates” for additional information.
Due to Affiliates
As of December 31, 2024 and 2023, the Company had accrued $73.7 million and $69.5 million, of due to affiliates, respectively, in connection with the TRA, which was included in due to affiliates on the consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 15, “Income Taxes” for additional information.
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of December 31, 2024 and 2023, there was $0.5 million of declared distributions that had not yet been distributed to the Original Equity Owners.

20.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of our Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of our Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (including membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2024, the number of shares available under the 2021 Incentive Award Plan increased to 14,143,131. As of December 31, 2024, 5,296,861 shares remained available for future grants. Restricted Stock and RSUs issued before January 1, 2024 are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. Restricted Stock and RSUs issued on or after January 1, 2024 are subject to graded vesting with approximately one-quarter of such grants vesting on the first, second, third and fourth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.
The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the consolidated statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the consolidated balance sheet. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. During the years ended December 31, 2024, 2023 and 2022, the Company reversed approximately $2.9 million, $1.8 million and $0.4 million, respectively, of share-based compensation related to Restricted Stock and RSU forfeitures.
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
During the years ended December 31, 2024 and 2023, 45,400 and 31,000 RSUs were issued, respectively, at a weighted-average fair value per share of $9.22 and $12.05, respectively.
The following table summarizes Restricted Stock activity for the year ended December 31, 2024:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2023	7,556,376	$16.99
Issued	2,667,041	9.60
Vested	(1,312,557)	15.44
Forfeited	(386,014)	14.61
Balance as of December 31, 2024	8,524,846	$15.02
The total value at grant date of Restricted Stock and RSUs granted during the year ended December 31, 2024, was $25.6 million and $0.4 million, respectively. As of December 31, 2024, 8,524,846 shares of Restricted Stock and 135,019 RSUs were expected to vest with fair value of $71.6 million and $1.1 million, respectively.
As of December 31, 2024, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $40.7 million, which is expected to be recognized over a weighted-average period of 1.5 years.
On January 1, 2025, the Company granted 2,500,051 shares of Restricted Stock awards to certain employees with a grant date fair value of $20.5 million. These Restricted Stock awards are subject to graded vesting with approximately one-quarter of such grants vesting on the first, second, third and fourth anniversaries of the grant date.

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
As of December 31, 2024, the aggregate unrecognized compensation cost for all unvested profits interests awards was $19.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.
The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2024	2023	2022
Profits interests award shares	$11,209	$12,363	$9,208
Restricted Stock and RSUs	36,270	28,465	22,936
Total share-based compensation	$47,479	$40,828	$32,144

As of December 31, 2024, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of December 31, 2024
	Total	Restricted Stock and RSUs	Profits Interests Awards
2025	$34,391	$24,959	$9,432
2026	18,510	12,232	6,278
2027	6,540	3,439	3,101
2028	698	61	637
Total	$60,139	$40,691	$19,448
21.    EARNINGS (LOSS) PER SHARE
The following table presents our earning per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Bridge Investment Group Holdings Inc.	$8,005	$(6,766)	$27,269
Less:
Distributions on Restricted Stock and RSUs	(3,768)	(5,133)	(5,286)
Net income (loss) available to Class A common shareholders—Basic and Diluted	$4,237	$(11,899)	$21,983

Denominator:
Weighted-average shares of Class A common stock outstanding—Basic and Diluted	32,500,894	25,998,863	23,928,408

Earnings (loss) per share of Class A common stock—Basic and Diluted	$0.13	$(0.46)	$0.92
Basic earnings (loss) per share is calculated by dividing earnings (loss) available to our Class A common shareholders by the weighted-average number of our Class A common shares outstanding for the period. Restricted Stock and RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings (loss) per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings (loss) attributable to unvested Restricted Stock and RSUs have been excluded as applicable from earnings available to our Class A common stockholders used in basic and diluted earnings (loss) per share.
Diluted earnings (loss) per share of our Class A common stock is computed by dividing earnings (loss) available to Bridge Investment Group Holdings Inc., giving consideration to the reallocation of net income (loss) between holders of our Class A common stock and non-controlling interests, by the weighted-average number of shares of our Class A common stock outstanding adjusted to give effect to potentially dilutive securities, if any.
Shares of our Class B common stock do not share in the earnings or losses attributable to the Company and therefore are not participating securities. As a result, a separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been included.

22. SEGMENT REPORTING

Bridge operates as one reportable and operating segment, which is an alternative investment manager. Refer to Note 3 for disclosure of the Company’s revenue generated from investment management product offerings. Primarily all of the Company’s revenues are generated in the U.S.
The Company’s CODM is the executive chairman. The chief operating decision maker utilizes a consolidated approach to regularly review and assess financial performance and to allocate resources, and primarily uses consolidated net income with certain non-GAAP measures as secondary metrics to measure profitability. The chief operating decision maker is regularly provided with the consolidated expenses as noted on the face of the consolidated statement of operations, with certain significant expenses identified below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenues(1)	$412,432	$390,648	$409,049
Total Investment Income (Loss)(1)	6,788	(130,835)	186,624
Less:
Employee compensation and benefits	251,323	220,869	196,629
Performance allocations compensation, realized	27,262	7,779	4,396
Performance allocations compensation, unrealized	4,059	(10,570)	24,870
General and administrative expenses	43,818	54,201	41,070
Interest expense	26,756	28,495	12,340
Other segment items(2)	49,286	46,445	43,998
Net income (loss)	$16,716	$(87,406)	$272,370
(1)     The reconciliation of Total Revenues and Total Investment Income (Loss) are presented on the consolidated statement of operations for the periods then ended.
(2)    The other segment items category includes: incentive fees compensation; loss and loss adjustment expenses; third party operating expenses; depreciation and amortization expense; realized and unrealized gains (losses), net; interest income; other income (expense), net; income tax provision. These amounts are separately presented on the consolidated statement of operations for the periods then ended.
The CODM is not provided segment asset information at a more disaggregated level than that included in the consolidated balance sheet.
23.    SUBSEQUENT EVENTS
Credit Facility
Subsequent to December 31, 2024, the Company had net draws of $16.0 million on its Credit Facility. As of March 7, 2025, the Company had $134.0 million of remaining availability.
Dividends
In February 2025, the Company declared a dividend of $0.11 per share of Class A common stock, payable on March 28, 2025 to common stockholders of record as of the close of business on March 14, 2025.
Other than as disclosed elsewhere in these notes to the consolidated financial statements, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying footnotes.

Merger Agreement
On February 23, 2025, the Company entered into the Merger Agreement, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub Inc. will be merged with and into the Company, and with the Company surviving such merger as a wholly owned subsidiary of Apollo (the “Corporate Merger”), and Merger Sub LLC will be merged with and into the Operating Company with the Operating Company surviving such merger as the surviving limited liability company and a wholly-owned subsidiary of Apollo (the “LLC Merger” and, together with the Corporate Merger, the “Mergers”). Under the terms of the Merger Agreement, Apollo, through the Merger Subs, will acquire all of the Company’s outstanding stock (other than cancelled stock) and all of the Operating Company’s outstanding units (other than cancelled units) in an all-stock transaction with the total equity value of the transaction estimated to be approximately $1.5 billion. The Mergers are expected to close in the third quarter of 2025, subject to the satisfaction or waiver of all of the conditions to the Mergers.
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Corporate Merger (the “Corporate Merger Effective Time”), (i) each share of Class A common stock issued and outstanding immediately prior to the Effective Time shall, by virtue of the Corporate Merger and without any action on the part of the holder thereof, (but excluding any shares owned directly by Apollo, Merger Sub Inc. or any of their subsidiaries immediately prior to the Corporate Merger Effective Time or that the Company holds in treasury) be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive a number of validly issued, fully paid and nonassessable shares of Apollo common stock equal to 0.07081 (the “Class A Exchange Ratio”) and cash in lieu of fractional shares, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest (the “Class A Corporate Merger Consideration”), (ii) each share of Class B common stock issued and outstanding immediately prior to the Corporate Merger Effective Time, shall by virtue of the Corporate Merger and without any action on the part of the holder of thereof, (but excluding any shares owned directly by Apollo, Merger Sub Inc. or any of their subsidiaries immediately prior to the Corporate Merger Effective Time or that the Company holds in treasury) be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive a number of validly issued, fully paid and nonassessable shares of Apollo common stock equal to 0.00006 (subject to such adjustments as may be required to ensure that the value of consideration received for the Class B common stock at the Corporate Merger Effective Time in respect of one share of Class B common stock does not exceed $0.01), and cash in lieu of fractional shares, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest (the “Class B Corporate Merger Consideration,” and together with the Class A Corporate Merger Consideration, the “Corporate Merger Consideration”), and (iii) each issued and outstanding share of common stock, par value $0.01 per share, of Merger Sub Inc. issued and outstanding immediately prior to the Corporate Merger Effective Time shall be converted into and become one fully paid and non-assessable share of common stock, par value $0.01 per share, of the Company, in its capacity as the corporation surviving the Corporate Merger (the “Surviving Corporation”).
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the LLC Merger (the “LLC Merger Effective Time”), (i) each Class A Unit issued and outstanding immediately prior to the LLC Merger Effective Time shall, by virtue of the LLC Merger and without any action on the part of the holder thereof, (but excluding any LLC Interests that are owned directly by Apollo, Merger Sub LLC or any of their subsidiaries, LLC Interests that are held in treasury of the Operating Company immediately prior to the LLC Merger Effective Time, Class A Units that we own directly and Class A Units that are exchanged into shares of Class A common stock as permitted by the Merger Agreement and the operating agreement of the Operating Company) be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive from Apollo that number of validly issued, fully paid and nonassessable shares of Apollo common stock equal to the Class A Exchange Ratio and cash in lieu of fractional shares, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest, (ii) each Class B Unit issued and outstanding immediately prior to the LLC Merger Effective Time shall, by virtue of the LLC Merger, and without any action on the part of the holder thereof, be cancelled and retired without any conversion thereof and shall cease to exist and no payment shall be made in respect thereof and (iii) each Class A Unit that we own directly shall be unaffected by the LLC Merger and shall remain outstanding as Class A Units of the Operating Company, in its capacity as the company surviving the LLC Merger (the “Surviving LLC”) held by the Company.

On the terms and subject to the conditions set forth in the Merger Agreement, effective as of immediately prior to the Corporate Merger Effective Time, automatically and without any action on the part of the holders thereof or the Company or its subsidiaries, (i) each RSU award that is outstanding and unvested as of immediately prior to the Effective Time shall be converted into a number of restricted stock units of Apollo with respect to shares of Apollo common stock (rounded down to the nearest whole share of Apollo common stock), subject to the same terms and conditions as were applicable to such RSU award immediately prior to the Corporate Merger Effective Time, equal to (x) the Class A Exchange Ratio multiplied by (y) the number of shares of Company Class A Common Stock subject to such RSU Award immediately prior to the Corporate Merger Effective Time, and (ii) each Restricted Stock award (or portion thereof) that is outstanding and unvested as of immediately prior to the Effective Time shall be converted into an award of restricted shares of Apollo common stock (rounded down to the nearest whole share of Apollo common stock), subject to the same terms and conditions as were applicable to such Restricted Stock Award immediately prior to the Corporate Merger Effective Time, equal to (x) the Class A Exchange Ratio multiplied by (y) the number of shares of Class A common stock subject to such Restricted Stock Award immediately prior to the Effective Time, and cash in lieu of fractional shares of Apollo common stock, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest; provided, that, outstanding and unvested Restricted Stock Awards that are held by non-employee directors of the Company shall become fully vested as of immediately prior to the Effective Time and shall be converted into the right to receive the Corporate Merger Consideration as provided in the Merger Agreement.
On the terms and subject to the conditions set forth in the Merger Agreement, effective as of immediately prior to the LLC Merger Effective Time, automatically and without any action on the part of the holder thereof or the Company or its subsidiaries, each award of Class A Units (“OpCo Class A Award”) that is outstanding and unvested as of immediately prior to the LLC Merger Effective Time shall be converted into an award of restricted shares of Apollo common stock (rounded down to the nearest whole share of Apollo common stock), subject to the same terms and conditions as were applicable to such unvested OpCo Class A Award immediately prior to the LLC Merger Effective Time, equal to (i) the Class A Exchange Ratio multiplied by (ii) the number of shares of Class A Units subject to such OpCo Class A Award immediately prior to the LLC Merger Effective Time, and cash in lieu of fractional shares of Apollo common stock, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest.
The consummation of the Mergers is subject to certain closing conditions customary for a transaction of this type, as set forth in the Merger Agreement, including, among other things, (i) approval by the affirmative vote of the holders representing at least a majority of the aggregate voting power of the outstanding shares of Class A common stock and Class B common stock entitled to vote in accordance with the General Corporation Law of the State of Delaware, voting together, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (iv) each party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects, (v) the revenue run-rate for all of our clients (other than non-consenting clients) being at least 85% of the revenue run-rate for all of our clients as of December 31, 2024, (vi) certain pre-closing restructuring activities having been completed, (vii) the effectiveness of the registration statement to be filed by Apollo with the SEC pursuant to the Merger Agreement, (viii) the approval for listing on the New York Stock Exchange of the shares of the Apollo common stock to be issued as merger consideration in connection with the Mergers, subject to official notice of issuance, (ix) the Second A&R TRA remaining in full force and effect, and (x) other customary conditions specified in the Merger Agreement. The Merger Agreement also contains certain customary termination rights in favor of us and Apollo. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Apollo a termination fee of $45.0 million.
Certain members of our management and their affiliates, collectively owning approximately 51.4% of the outstanding voting power of our Class A common stock and Class B common stock, have entered into voting agreements in connection with the transaction and have agreed to vote in favor of the transaction in accordance with the terms therein.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Because we are an “emerging growth company” under the JOBS Act, our independent public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our Board of Directors (the Board) is currently composed of seven members. Information with respect to our directors is set forth below:
Class I Directors (terms to expire at the 2025 Annual Meeting). The current members of the board of directors who are Class I Directors are as follows:

Name	Age	Position with Bridge Investment Group
Robert Morse	69	Executive Chairman, Director
Debra Martin Chase	68	Director
The principal occupations and business experience, for at least the past five years, of each Class I Director are as follows:
Robert Morse
Career
Robert Morse has served as Bridge Investment Group Holdings Inc.’s Executive Chairman since its formation, and as the Executive Chairman of the Operating Company since 2012. Mr. Morse serves on the investment committees for all of Bridge’s investment funds (with the exception of the Newbury-Bridge Secondaries Funds) in addition to his responsibilities as Executive Chairman in helping to develop strategy and growth opportunities for Bridge. Mr. Morse served as Chairman and Co-Chief Executive Officer of PMN Capital, a private equity firm based in Hong Kong (and previously an affiliate of the Company), from January 2009 to January 2012 and as Chief Executive Officer of Citigroup’s Asia Institutional Clients Group from April 2004 to October 2008, where, among other duties, he provided direct management oversight of Citigroup’s $5 billion of proprietary capital. Mr. Morse made investments on behalf of Citigroup clients across multiple asset classes, including equities (public and private), corporate acquisitions, distressed and mezzanine debt and real estate. At the time, Citigroup’s Asian institutional businesses included corporate banking, investment banking, markets and transaction services in 17 countries employing over 14,000 employees. From 1999 to 2004, Mr. Morse served as the Co-Head and then Head of Global Investment Banking for Citigroup. He previously held a variety of senior positions since joining Salomon Brothers in 1985. Additionally, Mr. Morse was a co-founder of SSB Capital Partners, a $400 million private equity fund formed in 2000.
Other Public Board Memberships
Since February 2013, Mr. Morse has served on the board of directors of Amkor Technology, Inc. (NYSE: AMKR).
Memberships in Other Organizations
Mr. Morse also serves on a variety of charitable organization boards, including the Yale President’s Council on International Activities as chairman, the Yale School of Management Board of Trustees, the Whitney Museum Directors Council and the Grand Teton National Park Foundation Resource Council.
Education
Mr. Morse received his Bachelor of Arts from Yale College, Phi Beta Kappa and magna cum laude, his Master of Business Administration from Harvard Graduate School of Business Administration and his Juris Doctor from Harvard Law School, cum laude.

Qualifications
We believe that Mr. Morse is qualified to serve as a member of our board of directors and as the Chairman due to his extensive experience in financial markets and investments gained during his over 40 years in finance, banking and private equity fund management, as well as the perspective he brings as our Executive Chairman.
Debra Martin Chase
Career
Debra Martin Chase has served as one of Bridge Investment Group Holdings Inc.’s independent directors since July 2021. Ms. Chase, as a Tony and Peabody Award winning and Emmy-nominated television, motion picture and Broadway producer, is an entertainment industry icon and trailblazer as the first Black female producer to have a deal at any major studio, and the first Black woman to produce a film that grossed over $100 million. To date, her films have grossed over a half billion dollars. In creating highly profitable and critically acclaimed content, she has demonstrated that stories elevating people of color and women and shattering stereotypes can inspire all audiences. Ms. Chase’s most recent television project is the hit CBS series The Equalizer starring Queen Latifah. Her film, Harriet, based on the life of the iconic Underground Railroad conductor and spy Harriet Tubman, received Oscar, Golden Globe, SAG, Critics Choice, BET and NAACP Image Award nominations. Her company, Martin Chase Productions (MCP), has a first look deal with Universal Television, a division of NBCUniversal Television, and she previously had a similar arrangement with The Walt Disney Company for over 15 years. Prior to that, Ms. Chase ran Whitney Houston’s BrownHouse Productions and Mundy Lane Entertainment, Denzel Washington’s production company. Ms. Chase has produced five Broadway plays including: A Strange Loop, which won Tonys for Best Musical and Best Book, the Pulitzer Prize winning Suzan-Lori Parks’ Topdog/Underdog, which won the Tony for Best Revival of a Play and The Outsiders, which won four Tonys including Best Musical. Ms. Chase’s productions include the multi-film franchises The Princess Diaries, The Sisterhood of the Travelling Pants, and The Cheetah Girls, the Emmy winning Rodgers and Hammerstein’s Cinderella and many other motion pictures and television series, movies and documentaries. Prior to entering the entertainment industry, Ms. Chase practiced law at Houston’s Mayor, Day, and Caldwell law firm from 1981 to 1983. She then worked as a lawyer for Tenneco from 1983 to 1985, and then she moved to New York City where she worked for the law firm Stroock, Stroock, and Lavan. Eventually, she became in-house counsel for Avon Products. In 1988, Ms. Chase worked for the Michael Dukakis presidential campaign and David Dinkins’s successful mayoral campaign. She is a frequent keynote speaker at colleges and universities across the country and is an advocate for community service.
Education
Ms. Chase holds degrees from Mount Holyoke College where she majored in Political Science, and graduated Phi Beta Kappa and magma cum laude, and from the Harvard Law School. She has received honorary doctorates from Mount Holyoke College and Gettysburg College.
Other Public Board Memberships
Ms. Chase serves on the board of B&G Foods (NYSE: BGS), a holding company of branded foods, where she sits on the Risk, Nominating and Governance Committee and chairs the Corporate Social Responsibility Committee and of Gaming and Leisure Properties Inc. where she serves on the Nominating and Governance Committee.
Memberships in Other Organizations
Ms. Chase served on the Board of the New York City Ballet for a decade as well as on the Board of Trustees of Mount Holyoke College. She served on the Advisory Board of the African American Film Critics’ Association. She is currently on the Board of the Second Stage Theatre in Manhattan. Ms. Chase is a member of The Academy of Motion Picture Arts and Sciences, where she serves on the Producers Executive Committee, The Academy of Television Arts and Sciences and the Broadway League where she serves on the Tony Management Committee.
Qualifications
We believe that Ms. Chase is qualified to serve as a member of our board of directors due to her strong business experience gained from her more than 30 years in motion picture and television production, her corporate legal background, and her philanthropic interests that enable her to provide valuable perspectives and fresh ideas to the Board.

Class II Directors (terms to expire at the 2026 Annual Meeting)
The current members of the board of directors who are Class II Directors are as follows:

Name	Age	Position with Bridge Investment Group
Jonathan Slager	64	Chief Executive Officer, Director
Deborah Hopkins	70	Director
The principal occupations and business experience, for at least the past five years, of each Class II Director are as follows:
Jonathan Slager
Career
Jonathan Slager has served as Bridge Investment Group Holdings Inc.’s Chief Executive Officer and one of its directors since its formation, and he is the Chief Executive Officer of the Operating Company. Mr. Slager currently serves on the investment committees for the general partners of all of the Bridge-managed funds (with the exception of the Bridge Debt Funds and Newbury-Bridge Secondaries Funds), and serves as the Chief Investment Officer for Bridge Multifamily Funds III, IV and CV. Mr. Slager has been with Bridge since 2009 in roles including Chief Investment Officer and Co-Chief Executive Officer, prior to his current role as Chief Executive Officer. From 2005 to 2009, Mr. Slager worked with The Pacific Group USA, Inc., and from 2006 to 2008, he was a Principal and Managing Partner at Bridge Loan Capital Fund LP. Mr. Slager worked at The Koll Company from 1985 to 1990, and then Wells Fargo Bank until 1991, where he was responsible for the acquisition, development, asset management and disposition of commercial real estate assets.
Education
Mr. Slager earned his Bachelor of Arts in English, Phi Beta Kappa and cum laude, from the University of Utah, and his Master of Business Administration in Finance and Marketing from New York University.
Memberships in Other Organizations
Mr. Slager sits on the boards of Pension Real Estate Association, Inc. (PREA), a non-profit real estate investment industry trade association and Intermountain Regional Landfill.
Qualifications
We believe that Mr. Slager is qualified to serve as a member of our board of directors due to his extensive experience in investments and asset management and the perspective he brings as our Chief Executive Officer. He has over 35 years of experience in the real estate, finance and software industries. Mr. Slager has been involved in underwriting, acquiring, and managing over $15 billion in assets. He has been a key driver of asset executions and returns and has been responsible for acquisitions, development, entitlements and financing of major real estate projects.
Deborah Hopkins
Career
Deborah Hopkins has served as one of Bridge Investment Group Holdings Inc.’s independent directors and as Chair of the Audit Committee since July 2021. In 2008, Ms. Hopkins was appointed as Citigroup’s first Chief Innovation Officer, moving to Silicon Valley in 2010 to found Citi Ventures, of which she served as Chief Executive Officer until her retirement from Citigroup in 2016. Previously, at Citigroup, she was Chief Operations and Technology Officer of the company and Senior Advisor to the Corporate and Investment Bank. Prior to joining Citigroup in 2003 as Head of Corporate Strategy and M&A, she was Chief Financial Officer at Lucent Technologies and The Boeing Company and held senior-level positions at General Motors in the United States and Zurich and at Unisys Corporation, after starting her career at Ford. Ms. Hopkins was twice named to Fortune’s ten most powerful women in business.

Other Public Board Memberships
Ms. Hopkins is a member of the board of directors at Union Pacific (NYSE: UNP), Marsh & McLennan (NYSE: MMC) and Compass Digital Acquisition Corp. (Nasdaq: CDAQ). She previously served as director of E.I. DuPont de Nemours & Company, Qlik Technologies, Virtusa Corporation and Dendrite International.
Education
Ms. Hopkins holds a Bachelor of Science in Accounting from Walsh College and honorary doctorate degrees from Westminster College and Walsh College.
Qualifications
We believe that Ms. Hopkins’s strong finance, business and technology and innovations background and extensive experience in senior leadership positions across multiple industries qualify her to serve on our board of directors and allows her to bring a unique view to support management teams in pursuit of growth.
Class III Directors (terms to expire at the 2027 Annual Meeting)
The current members of the board of directors who are Class III Directors are as follows:

Name	Age	Position with Bridge Investment Group
Adam O’Farrell	51	Chief Operating Officer, Director
Dean Allara	62	Vice Chairman, Director
Chad Leat	69	Director
The principal occupations and business experience, for at least the past five years, of each Class III Director are as follows:
Adam O’Farrell
Career
Adam O’Farrell has served as Bridge Investment Group Holdings Inc.’s Chief Operating Officer and one of its directors since its formation, and he is the Chief Operating Officer of the Operating Company. Mr. O’Farrell is also a member of the investment committees of various Bridge-managed funds, including the Bridge Opportunity Zone Funds, the Bridge Logistics Value Funds, the Bridge Agency MBS Fund, the Bridge Solar Energy Development Fund, the Newbury-Bridge Secondaries Fund VI and certain Bridge Debt Strategies Funds. Mr. O’Farrell joined Bridge as General Counsel in January 2012 and was responsible for all legal affairs of Bridge, its affiliates and managed funds through 2020. In January 2020, Mr. O’Farrell was promoted to Chief Operating Officer, and in that role, he has direct supervision and responsibility for all Bridge infrastructure departments and is a member of the firm’s Senior Management and Strategy Committees. Prior to joining Bridge, Mr. O’Farrell worked at several international law firms, including Foley & Lardner LLP, Morrison & Foerster LLP and Latham & Watkins LLP. He began his legal career as a tax attorney and focused his practice on advising private equity and real estate clients.
Education
Mr. O’Farrell received his Bachelor of Science degree and Master of Accountancy with an emphasis in Taxation from the Marriott School of Management at Brigham Young University and his Juris Doctor from the J. Reuben Clark Law School, Brigham Young University.
Qualifications
We believe that Mr. O’Farrell is qualified to serve as a member of our board of directors due to his extensive experience in private investments and his deep understanding of our business and operations gained during his more than 20 years as a real estate investment management attorney where he acquired significant private equity, real estate and tax experience and a broad transactional legal background.

Dean Allara
Career
Dean Allara has served as Bridge Investment Group Holdings Inc.’s Vice Chairman and one of its directors since its formation, and he is the Vice Chairman of the Operating Company. Mr. Allara has been a principal of Bridge Founders Group, LLC (a predecessor entity of the Operating Company with respect to certain areas of its business) since 1996. He is also a member of the investment committees of various Bridge-managed funds, including the Bridge Multifamily Funds, the Bridge Workforce Funds, the Bridge Seniors Housing Funds, the Bridge Single-Family Rental Funds, the Bridge Office Funds, the Bridge Opportunity Zone Funds, the Bridge Net Lease Income Fund and the Bridge Investment Group Industrial Real Estate Income Trust.
Education
Mr. Allara received his Bachelor of Science degree in Business Administration from St. Mary’s College with a year spent at Loyola University of Rome and his Master of Business Administration from Santa Clara University, including studies at the University of Tokyo.
Qualifications
We believe that Mr. Allara is qualified to serve as a member of our board of directors due to his extensive experience in private investments and capital markets and his deep understanding of our business and operations gained over 30 years in the real estate investment process, that included analyzing, capital raising, acquiring, financing, developing, managing, improving and selling properties. He has been directly responsible for capital raising and investment of over $10 billion in multifamily, seniors housing, single family residential, commercial office, resort, golf, hotel and retail properties. He also has experience in real property development including permits and zoning, master planning, debt financing, insurance, construction management, homeowners’ association management, marketing and residential sales.
Chad Leat
Career
Chad Leat has served as one of Bridge Investment Group Holding Inc.’s independent directors since August 2021. Mr. Leat, a retired Vice Chairman of Global Banking at Citigroup, has nearly 30 years of markets and banking experience on Wall Street. Over the years, Mr. Leat has built and led numerous successful and profitable businesses at Citigroup, JPMorgan Chase and their predecessor companies. He began his career on Wall Street at The Chase Manhattan Corporation in their Capital Markets Group in 1985 where he ultimately became the head of their highly successful Syndications, Structured Sales and Loan Trading businesses. From 1998 to 2005, he served as the Global Head of Loans and Leveraged Finance at Citigroup; and in 2006 and 2007, he was co-head of Global Credit Markets, leading a business with over 1,000 employees around the world encompassing all of Citigroup’s credit trading and debt capital market groups with revenues in excess of $3 billion annually.
Other Public Board Memberships
Mr. Leat formerly served on the board of directors of Norwegian Cruise Lines (NYSE: NCLH), where he served as Chairman of the Audit Committee and as a member of the Compensation Committee. He previously also served on the board of directors of TPG Pace Holdings, Paceline Holdings, TPG Pace Energy Holding Corp., TPG Pace Beneficial Financial Corp, TPG Pace II Beneficial Corp. and TPG Pace Tech Opportunities Corp., each affiliated with TPG Capital, an alternative asset fund based in San Francisco, California. He was chairman of the board of directors of J.Crew Operating Corp, on the board of directors of Global Indemnity PLC and on the board of directors of BAWAG P.S.K., Austria’s third largest bank. He currently serves as chairman of the board of directors of MidCap Financial, PLC, a middle market direct commercial lending business affiliated with Apollo Global Management, chairman of the supervisory board of Crédit Commercial de France, a leading retail and wealth management bank headquartered in Paris, France, is on the board of directors of Atlas Securitized Products GP, LLC, a leading securitization provider affiliated with Apollo Global Management, and is on the supervisory board of Hamburg Commercial Bank, headquartered in Hamburg, Germany, where he also serves as chairman of the Risk Committee.

Memberships in Other Organizations
Mr. Leat is dedicated to many civic and philanthropic organizations. He is a member of the Economic Club of New York and has served on the boards of several charitable organizations. He was also formerly a Trustee of the Parrish Museum of Art.
Education
Mr. Leat is a graduate of the University of Kansas, where he received his Bachelor of Science degree. He completed the Directors’ Consortium at Stanford Graduate School of Business and he received the Sloan-Kettering Award of Merit in Business.
Qualifications
We believe that Mr. Leat’s strong business and finance background and extensive public company directorship experience qualify him to serve on our board of directors. Mr. Leat is an acknowledged leader and innovator in corporate credit and M&A finance, having led some of the largest completed acquisition financings.
Executive Officers
The following table identifies our current executive officers:

Name	Age	Position
Robert Morse (1)	69	Executive Chairman
Jonathan Slager (1)	64	Chief Executive Officer
Adam O’Farrell (1)	51	Chief Operating Officer
Dean Allara (1)	62	Vice Chairman
Katherine Elsnab (2)	45	Chief Financial Officer

(1)    See biography in the section titled “Board of Directors” above.
(2)    Katherine Elsnab has served as Bridge Investment Group Holdings Inc.’s Chief Financial Officer since June 2022. Previously, Ms. Elsnab served as Bridge’s Chief Accounting Officer from August 2021 to May 2022, and as Corporate Controller since she joined Bridge in December 2018. Prior to joining Bridge, Ms. Elsnab was an auditor with Ernst & Young, LLP for 16 years, serving clients primarily in the real estate and financial services industries. Ms. Elsnab earned a Bachelor of Science with Special Attainment in Commerce with a double major in business administration and accounting and history from Washington and Lee University and is a Certified Public Accountant in the State of Utah.
Corporate Governance
General. Our board of directors has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and a charter for our Audit Committee to assist the board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our Audit Committee charter, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics on our investor relations website, https://ir.bridgeig.com, in the “Governance” section under “Governance Documents,” or by writing to our Secretary at our offices at 111 East Sego Lily Drive, Suite 400, Salt Lake City, Utah 84070.
Board Composition. Our board of directors currently consists of seven members: Robert Morse, Jonathan Slager, Adam O’Farrell, Dean Allara, Debra Martin Chase, Deborah Hopkins, and Chad Leat. As set forth in our Amended and Restated Certificate of Incorporation, the board of directors is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors (provided that such number shall not be less than the aggregate number of directors that the parties to the Stockholders Agreement are entitled to designate from time to time). Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds in voting power of the outstanding shares of our capital stock entitled to vote in the election of directors.

Stockholders Agreement. In connection with our IPO in July 2021, we entered into a Stockholders Agreement. Pursuant to the Stockholders Agreement, the Continuing Equity Owners party to the Stockholders Agreement beneficially owning, directly or indirectly, in the aggregate not less than two-thirds of all issued and outstanding shares of Class A common stock and/or Class B common stock held by such parties, or by which such parties possess voting power (including pursuant to the irrevocable proxy described below), have the right to designate (i) that number of individuals, which, assuming all such individuals are successfully elected as directors, when taken together with any incumbent Original Member Directors (as defined below) not standing for election in such election, would result in there being four directors, or the “Original Member Directors” and (ii) that number of individuals who satisfy the independence requirements specified in the Stockholders Agreement, which, assuming all such individuals are successfully elected as directors, when taken together with any incumbent Original Member Designated Independent Directors (as defined below) not standing for election in such election, would result in there being three directors, or the “Original Member Designated Independent Directors.”
Each of the Continuing Equity Owners that is party to the Stockholders Agreement has agreed to vote, or cause to be voted, all of their outstanding shares of our Class A common stock and/or Class B common stock held such parties, or by which such parties possess voting power, at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the Original Member Directors and the Original Member Designated Independent Directors. Additionally, pursuant to the Stockholders Agreement, we shall take all commercially reasonable actions to cause (1) our board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to our board of directors at the next annual or special meeting of our stockholders at which directors are to be elected and at each annual meeting of our stockholders thereafter at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on our board of directors. The Stockholders Agreement allows for our board of directors to reject the nomination, appointment or election of a particular director if such nomination, appointment or election would constitute a breach of our board of directors’ fiduciary duties to our stockholders or does not otherwise comply with any requirements of our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws.
In addition, certain of the Continuing Equity Owners specified in the Stockholders Agreement, which we refer to as “Proxy Granting Members,” have granted to certain other Continuing Equity Owners specified in the Stockholders Agreement an irrevocable proxy to vote such stockholders shares of Class A common stock and/or Class B common stock held by such Proxy Granting Member with respect to the election and removal of directors. This irrevocable proxy granted by the Proxy Granting Members will terminate upon the termination of the Stockholders Agreement.
The Stockholders Agreement will terminate upon the earlier to occur of (i) the Continuing Equity Owners that are party to the Stockholders Agreement ceasing to own or control (including by proxy) a majority in voting power of our Class A common stock or Class B common stock, (ii) the fifth anniversary of the closing of our IPO, or (iii) by unanimous consent of us and each of the other parties to the Stockholder Agreement.
Controlled Company Exception. The parties to the Stockholders Agreement have more than 50% of the combined voting power of our common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE rules and have elected not to comply with certain corporate governance standards, including that: (1) a majority of our board of directors consists of “independent directors,” as defined under the NYSE rules; (2) we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; (3) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (4) we perform annual performance evaluations of the nominating and corporate governance and compensation committees. We rely on the foregoing exemptions provided to controlled companies under the NYSE rules. Therefore, we do not have a majority of independent directors on our board of directors, and do not have a nominating or corporate governance committee or compensation committee (or perform annual performance evaluations of nominating and corporate governance and compensation committees) and will not unless and until such time as we are required to do so. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.
In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.

Director Candidates. Our board of directors is responsible for searching for qualified director candidates for election to the board and filling vacancies on the board. To facilitate the search process, the board of directors may solicit current directors and executives of the Company for the names of potentially qualified candidates or ask directors and executives to pursue their own business contacts for the names of potentially qualified candidates. The board of directors may also consult with outside advisors or retain search firms to assist in the search for qualified candidates, or consider director candidates recommended by our stockholders. Once potential candidates are identified, the board of directors reviews the backgrounds of those candidates, evaluates candidates’ independence from the Company and potential conflicts of interest and determines if candidates meet the qualifications desired by the board of directors for candidates for election as a director.
Under the Stockholders Agreement, the directors initially designated for election to the applicable classes of the board are Robert Morse, Jonathan Slager, Adam O’Farrell, Dean Allara, Debra Martin Chase, Deborah Hopkins, and Chad Leat.
In evaluating the suitability of individual candidates (both new candidates and current board members), the board of directors, in recommending and approving (and, in the case of vacancies, appointing) candidates, may take into account many factors, including: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; strong finance experience; experience relevant to the Company’s industry; experience as a board member or executive officer of another publicly held company; relevant academic expertise or other proficiency in an area of the Company’s operations; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other board members; specialized experience; practical and mature business judgment, including, but not limited to, the ability to make independent analytical inquiries; and any other relevant qualifications, attributes or skills. The board evaluates each individual in the context of the board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. In determining whether to recommend a director for re-election, the board of directors may also consider the director’s past attendance at meetings and participation in and contributions to the activities of the board. In addition, the board will consider whether there are potential conflicts of interest with the candidate’s other personal and professional pursuits. Although the board does not have a formal written diversity policy with respect to the evaluation of director candidates, in its evaluation of director candidates, the board of directors will consider factors including, without limitation, issues of character, integrity, judgment, and area of expertise, as well as other individual qualities and attributes that contribute to the total diversity of viewpoints and experience represented on the board.
Stockholders may recommend individuals to the board of directors for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the board of directors, c/o Secretary, Bridge Investment Group Holdings Inc., 111 East Sego Lily Drive, Suite 400, Salt Lake City, Utah 84070. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the board of directors will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
Communications with the Board of Directors. The board will give appropriate attention to written communications that are submitted to the board by stockholders and other interested parties, and will respond if and as appropriate. Our Secretary is primarily responsible for monitoring communications to the board and for providing copies or summaries to the directors as he considers appropriate.
Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that our Secretary and Executive Chairman consider to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications. Interested parties who wish to send communications on any topic to the board should address such communications to the board of directors in writing to c/o Secretary, Bridge Investment Group Holdings Inc., 111 East Sego Lily Drive, Suite 400, Salt Lake City, Utah 84070.

Board Leadership Structure and Role in Risk Oversight. The board of directors oversees the business and affairs of the Company and monitors the performance of its management. The basic responsibility of the board is to lead the Company by exercising its business judgment to act in what each director reasonably believes to be the best interests of the Company and its stockholders. Although not all board members are involved in the Company’s day-to-day operations, the directors keep themselves informed about the Company through meetings of the board, reports from management and discussions with the Company’s named executive officers. Directors also communicate with the Company’s outside advisors, as necessary.
Our Amended and Restated Bylaws and Corporate Governance Guidelines provide our board of directors with flexibility to combine or separate the positions of Chairperson of the board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. Currently, the roles are not combined, with Robert Morse serving as Executive Chairman and Jonathan Slager serving as Chief Executive Officer. Our board is comprised of individuals with extensive experience in finance, the real estate and investment management industries and public company management. For these reasons and because of the strong leadership of Robert Morse and Jonathan Slager, our board has concluded that our current leadership structure is appropriate at this time. However, our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.
In Robert Morse’s role as Executive Chairman of the board of directors, he focuses on board oversight and governance matters, sets the agendas for board meetings, presides over meetings of the board, serves as the liaison between the board and management and communicates on behalf of the board with various constituencies involved with the Company.
Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the tiers of risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through the Audit Committee, which oversees our policies with respect to risk assessment and risk management. In particular, our Audit Committee is responsible for overseeing our major risk exposures and the steps our management has taken to monitor and control these exposures and has organized an enterprise risk management committee comprising members of management that meets regularly, monitors and evaluates the Company’s risks, coordinates the Company’s response to identified risks and reports to the Audit Committee. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. The Company’s chief compliance officer reports directly to Adam O’Farrell and regularly presents to the Audit Committee and the board on legal and regulatory compliance. Our board of directors monitors the effectiveness of the Corporate Governance Guidelines. The board does not believe that its role in the oversight of our risks affects the board’s leadership structure.
Executive Sessions. In order to promote open discussion among independent directors, our board regularly holds executive sessions of independent directors. These executive sessions are chaired by Deborah Hopkins.
Code of Business Conduct and Ethics. We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on our investor relations website, https://ir.bridgeig.com, in the “Governance” section under “Governance Documents.” In addition, we intend to post on our website all disclosures that are required by law or the NYSE rules concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Anti-Hedging Policy. Our board of directors has adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers and employees. Unless specifically approved in advance by the Company’s General Counsel, the policy prohibits our directors, officers and employees and any entities they control from purchasing financial instruments such as prepaid variable forward contracts, equity swaps, collars, and exchange funds, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities, or that may cause an officer, director, or employee to no longer have the same objectives as the Company’s other stockholders. We have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.
Attendance by Members of the Board of Directors at Meetings. The board of directors held eight meetings during the fiscal year ended December 31, 2024. During the fiscal year ended December 31, 2024, each director attended at least 75% of the aggregate of (i) all meetings of the board of directors and (ii) all meetings of the committees on which the director served during the period in which he or she served as a director.
Under our Corporate Governance Guidelines, which is available on our investor relations website at https://ir.bridgeig.com, a director is expected to spend the time and effort necessary to properly discharge his or her responsibilities. Accordingly, a director is expected to regularly prepare for and attend meetings of the board and any committee on which the director sits (including separate meetings of the independent directors), with the understanding that, on occasion, a director may be unable to attend a meeting. A director who is unable to attend a meeting is expected to notify the Chairperson of the board or the chairperson of the appropriate committee in advance of such meeting, and, whenever possible, participate in such meeting via teleconference. We do not maintain a formal policy regarding director attendance at the Annual Meeting; however, it is expected that absent compelling circumstances directors will attend.
Committees of the Board. Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of our board of directors and its committees. We have a standing Audit Committee and, from time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues. Our Audit Committee operates under a written charter that has been approved by our board.
Audit Committee
Our Audit Committee’s responsibilities include:
•appointing, approving the fees of, retaining and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•discussing with our independent registered public accounting firm any audit problems or difficulties and management’s response;
•approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual consolidated financial statements that we file with the SEC;
•reviewing our policies on risk assessment and risk management;
•reviewing, and if appropriate, approving related person transactions;
•establishing procedures for the confidential anonymous submission of complaints regarding questionable accounting, internal controls or auditing matters; and
•preparing the audit committee report required by the SEC rules.

The Audit Committee charter is available on our investor relations website at https://ir.bridgeig.com. The members of the Audit Committee are Deborah Hopkins, Debra Martin Chase and Chad Leat. Ms. Hopkins serves as the Chairperson of the committee. Our board has affirmatively determined that each of Ms. Hopkins, Ms. Chase and Mr. Leat is independent for purposes of serving on an audit committee under Rule 10A-3 promulgated under the Exchange Act and the NYSE rules, including those related to Audit Committee membership.
The members of our Audit Committee meet the requirements for financial literacy under the applicable NYSE rules. In addition, our board of directors has determined that each of Ms. Hopkins and Mr. Leat qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. No audit committee member currently serves on the audit committee of more than three public companies.
The Audit Committee met five times in 2024.
Item 11. Executive Compensation
Executive Compensation
This section discusses the material components of the executive compensation program for our executive officers, including those who are set forth in the Summary Compensation Table below. We are an “emerging growth company,” within the meaning of the JOBS Act, and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act. In 2024, our “named executive officers” and their positions were:
•Robert Morse, Executive Chairman;
•Jonathan Slager, Chief Executive Officer and Chief Investment Officer, Bridge Multifamily;
•Adam O’Farrell, Chief Operating Officer; and
•Dean Allara, Vice Chairman and Head of Client Solutions Group.
This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the current programs summarized in this discussion.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert Morse	2024	$500,000	$900,000	$7,237,200	$2,703,561	$11,340,762
Executive Chairman	2023	$500,000	$550,005	$8,676,000	$1,969,670	$11,695,675
Jonathan Slager	2024	$500,000	$900,000	$1,956,000	$781,530	$4,137,530
Chief Executive Officer	2023	$500,000	$550,005	$2,651,000	$747,444	$4,448,449
Adam O’Farrell	2024	$500,000	$900,000	$1,075,800	$566,522	$3,042,322
Chief Operating Officer	2023	$500,000	$550,005	$1,566,500	$565,424	$3,181,929
Dean Allara	2024	$500,000	$900,000	$1,467,000	$608,248	$3,475,248
Vice Chairman and Head of Client Solutions Group	2023	$500,000	$550,005	$1,687,000	$573,629	$3,310,634
(1)     Amounts reflect discretionary annual cash bonuses paid to our named executive officers for 2024. For additional information about the annual bonuses paid to our named executive officers for 2024, please see the section titled “Annual Incentive Compensation” below.
(2)    Amounts reflect the grant date fair value of restricted stock awards granted during 2024 and 2023 computed in accordance with Accounting Standards Codification ASC 718, Stock Compensation (“ASC 718”). We provide information regarding the assumptions used to calculate the value of the restricted stock awards granted to our named executive officers during 2024 in Note 20 to our audited consolidated financial statements for the fiscal year ended December 31, 2024, included in this annual report on Form 10-K.

(3)     For 2024, amounts include dividends received with respect to restricted stock and unvested profits interests distributions (Mr. Morse, $1,062,247; Mr. Slager, $322,564; Mr. O’Farrell, $191,107; and Mr. Allara, $228,267); company-paid matching contributions to our 401(k) plan (Mr. Morse, $20,346; each of Messrs. Slager, and O’Farrell, $20,700); company payment of health, dental, vision, long-term disability, and basic life and AD&D insurance premiums on behalf of our named executive officers (Mr. Morse, $17,984; Mr. Slager, $16,529; Mr. O’Farrell, $25,489; and Mr. Allara, $22,671); cash payments received in respect of carried interest allocations with respect to certain general partner interests (Mr. Morse, $1,602,984; Mr. Slager, $421,737; Mr. O’Farrell, $328,026; and Mr. Allara, $356,110); and company reimbursement of certain cell phone expenses (Mr. O’Farrell, $1,200; and Mr. Allara, $1,200).
Narrative to Summary Compensation Table
Determination of Compensation. Our executive compensation program is administered by our board of directors. Our senior management typically provides compensation recommendations to the board of directors and discusses with the board of directors the compensation and performance for our named executive officers. The board of directors evaluates any such compensation recommendations for the executive officers and ultimately determines executive compensation.
Elements of Our Executive Compensation Program. For 2024, the primary elements of the named executive officers’ compensation were base salary, annual cash incentive bonuses and long-term equity compensation.
Base Salaries. The base salaries of our named executive officers are an important part of their total compensation package and are intended to reflect their respective positions, duties and responsibilities.

Named Executive Officer	Annual Base Salary
Robert Morse	$500,000
Jonathan Slager	$500,000
Adam O’Farrell	$500,000
Dean Allara	$500,000
The base salaries paid to our named executive officers for 2024 are included in the “Salary” column of the Summary Compensation Table above.
Annual Incentive Compensation. We maintain an annual bonus program pursuant to which our named executive officers are eligible to receive a discretionary cash bonus to compensate them for individual and company performance. As of the beginning of 2024, each named executive officer had a target annual bonus amount of 200% of the named executive officer’s annual base salary, or $1,000,000.
Annual bonuses are determined by our board of directors in its discretion and are generally paid in two installments, at mid-year and at the end of the year. For 2024, the board of directors determined to pay an aggregate of the mid-year and end of the year bonuses at 90% of target, or 180% of base salary, for each named executive officer.
The annual cash bonuses paid to our named executive officers for 2024 performance are included in the “Bonus” column of the Summary Compensation Table above.
Equity Compensation
Profits Interest Awards. Prior to our IPO, we granted profits interest units of the Operating Company and certain of its subsidiaries to our key employees, including the named executive officers, in order to recognize such employees’ material contributions to the Company and/or to attract or retain such employees. In connection with our IPO, the profits interest awards in Bridge Investment Group Employee PI Holdco LLC held by our named executive officers were exchanged into Class A Units with similar vesting requirements. Additionally, as of January 1, 2022, January 1, 2023, and July 1, 2023 certain of the profits interest awards in Bridge Multifamily Employee PI Holdco LLC, Bridge Development Employee PI Holdco LLC, Bridge Seniors Employee PI Holdco LLC, and Bridge Office Employee PI Holdco LLC held by our named executive officers that were granted in 2019, 2020, and 2021, respectively, were exchanged into Class A Units with similar vesting requirements.

Our named executive officers currently hold profits interests in Bridge Debt Strategies Employee PI Holdco LLC. The profits interest units held by our named executive officers do not have voting rights and will receive distributions as follows:
•Current Income Distributions. Distributions of current income in a given year are only made to the extent that the total distributions exceed a specified EBITDA hurdle, which was established at the time of grant based on the then-current EBITDA of the applicable entity. If distributions in a given year exceed the established EBITDA hurdle, then each profits interest unit will receive a pro-rata share of all distributions above such hurdle. Any EBITDA in excess of the hurdle that is accrued but not distributed in a given year will be distributed without a hurdle prior to any income distributions in the subsequent year.
•Sale or Liquidation Distributions. Distributions upon a sale or liquidation event of an entity will be made on a pro-rata basis to the extent that the total distributions exceed a specified valuation hurdle, which was established at the time of grant. If distributions in connection with the liquidation exceed this valuation hurdle, then each profits interest unit will receive a pro-rata share of all distributions above such hurdle.
If a named executive officer resigns or otherwise terminates employment with us, the Company shall have the right to repurchase the vested profits interest units held by such named executive officer for 50% of the value of such interests as established in the year of termination. If a named executive officer is terminated for cause, the profits interest units will be forfeited as of the termination date. In the event of retirement, subject to the named executive officer’s entry into a separation and non-competition agreement, the named executive officer shall receive accelerated vesting of the profits interest units.
All of the outstanding profits interest units held by our named executive officers were fully vested upon grant, except that (i) certain of the profits interest units granted to our named executive officers in 2019 with respect to Bridge Development Employee PI Holdco LLC and Bridge Multifamily Employee PI Holdco LLC, which were exchanged into Class A Units on January 1, 2022 as described above and (ii) certain of the profits interest units granted to our named executive officers in 2020 with respect to Bridge Development Employee PI Holdco LLC and Bridge Multifamily Employee PI Holdco LLC, which were exchanged into Class A Units on January 1, 2023 as described above, all of which are subject to vesting and will vest as to 1/3 of such units on each of the third, fourth, and fifth anniversaries of the grant date. Vesting of such profits interest units will accelerate upon death, permanent disability, or, in the discretion of the board of directors, in connection with a change in control of our company or the relevant entity. In the event such acceleration occurs as a result of death or permanent disability, the profits interest units will be paid out at the fair market value of such units as of the termination date, paid 50% upon termination and 25% on each of the first and second anniversaries of the event.
Carried Interest Compensation. The general partners of certain of our funds receive an allocation of earnings from our funds, which we refer to as “carried interest.” We award carried interest awards to certain employees, including our named executive officers, to incentivize the successful investment performance by our funds and help align our named executive officers with our fund investors. Each of our named executive officers hold carried interest awards in one or more of the general partners of certain of our funds. These carried interest awards are granted in the form of shares in the general partner, with each award representing a percentage allocation of the carried interest allocation revenue earned by the general partner. Ownership of carried interest may be subject to a range of vesting conditions, including continued employment and forfeiture upon failure to comply with the applicable LLC agreement or award agreement, thus serving as an important employment retention mechanism. These general partner carried interest awards remain unvested and subject to continued service, except that such carried interest awards will accelerate and vest in full upon a named executive officer’s termination for death or total permanent disability, or, in certain circumstances, upon a change in control (as defined in the applicable award agreement). Each of our named executive officers received the cash distributions attributable to carried interest awards in 2024 and 2023 as set forth in the Summary Compensation Table above.
Prior to our IPO, we also granted certain additional carried interest awards in the form of interests in the general partners of our funds, which were generally fully vested upon issuance. In connection with our IPO, certain of these shares held by the named executive officers were exchanged into Class A Units.

Restricted Stock Awards. The restricted stock awards granted to each named executive officer prior to January 1, 2024, will vest in three equal installments on each of the third, fourth, and fifth anniversaries of the date of grant, and the restricted stock awards granted to each named executive officer on January 1, 2024, will vest in four equal installments on each of the first, second, third and fourth anniversaries of the date of grant, in each case subject to the executive’s continued service with us through the applicable vesting date, and will be eligible for accelerated vesting as provided in the employment agreements with our named executive officers described below.
Each of our named executive officers received restricted stock awards in 2024 as set forth in the Summary Compensation Table above.
Other Elements of Compensation
Retirement Plans and Other Employee Benefits. Our named executive officers are eligible to participate in our employee benefit plans and programs, including medical and dental benefits and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans, except that we pay the full cost of the health, dental, and vision premiums for our named executive officers. Additionally, we sponsor a long-term disability insurance program for our Senior Managing Directors and executives (including our named executive officers). We also sponsor a 401(k) defined contribution plan, or the 401(k) Plan, in which our named executive officers may participate, subject to limits imposed by the Code, to the same extent as our other full-time employees. Under this plan, we match a percentage of the participants’ contributions up to a specified amount.
We do not typically provide any perquisites or special personal benefits to our named executive officers.
Employment, Severance or Change in Control Agreements. We have entered into employment agreements with each of our named executive officers, pursuant to which each executive officer serves in his executive capacity and as a member of our board of directors on a full-time basis.
Pursuant to the employment agreements, each executive officer is entitled to receive a base salary, as well as an annual cash performance bonus with a target amount equal to a percentage of such executive officer’s base salary, with such bonus amount determined by our board of directors in its sole discretion based on the achievement of individual and/or company performance goals, and subject to the executive’s continued employment through the bonus payment date. In addition, each was eligible to receive the restricted stock award described above under “—Restricted Stock Awards”, each is entitled to participate in such portion of the carried interest in our funds as is determined by our board of directors, and each is eligible to participate in the health, welfare, retirement, vacation and other employee benefit plans, practices, policies and programs generally available to similarly situated senior executives.
Pursuant to the employment agreements, if an executive officer’s employment is terminated by us without “cause” or by the executive for “good reason” (each, as defined in the applicable executive’s employment agreement), the executive will receive the following severance payments and benefits: (i) continued payments of base salary for twelve (12) months (the “severance period”) following the date of termination (subject to offset for any garden leave payments payable to the executive under our restrictive covenant agreement with the executive); (ii) continued COBRA coverage for the severance period; and (iii) accelerated vesting and exercisability of all equity awards (other than any carried interest awards) granted to the executive with respect to the number of shares underlying each award that would have vested had the executive remained employed during the severance period, or, if the termination occurs on or within eighteen (18) months following a “change in control” (as defined in the applicable executive’s employment agreement), with respect to 100% of the shares underlying each award.
In the event of an executive officer’s termination for any reason other than by us for cause, and if at the time of such termination the executive officer satisfies certain requirements set forth in the employment agreement for “Senior Managing Director Emerita/Emeritus” status and complies with certain ongoing obligations, including continued compliance with any restrictive covenants applicable to the executive, the executive officer will be eligible to receive the benefits corresponding to such status, which include the continuation of certain employee benefits, such as company-arranged financing for acquiring limited partner interests, the waiver of fees or carried interest costs for limited partner investments to our funds (up to a cap), continued healthcare coverage at our expense and accelerated vesting of 100% of the outstanding unvested Restricted Stock Awards and carried interest held by such executive.

Additionally, under the employment agreements, if the executive officer’s employment is terminated due to death or disability, the executive will receive 100% accelerated vesting and exercisability of all outstanding time-based equity awards held by the executive as of the date of termination and 100% accelerated vesting of all outstanding carried interest awards. The severance payments and benefits described above are subject to the executive’s timely execution and non-revocation of a release of claims in our favor.
Each of our executive officers are also subject to the Company’s standard restrictive covenant agreement, as well as an indefinite nondisclosure of confidential information covenant, one-year post-termination employee and customer non-solicitation covenants, and an indefinite mutual non-disparagement covenant pursuant to the employment agreements.
No Tax Gross-Ups. We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.
Outstanding Equity Awards at 2024 Fiscal Year-End
The following table summarizes the number of unvested equity awards held by our named executive officers as of December 31, 2024. For additional information about the outstanding equity awards granted to our named executive officers, please see the section titled “—Equity Compensation” above.

	Stock Awards
Name	Vesting Commencement	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Robert Morse	7/20/2021	390,305	(2)	3,278,562
	1/1/2022	585,428	(3)	4,917,595
	1/1/2023	720,000	(3)	6,048,000
	1/1/2024	740,000	(4)	6,216,000
Jonathan Slager	7/20/2021	124,255	(2)	1,043,742
	1/1/2022	186,372	(3)	1,565,525
	1/1/2023	220,000	(3)	1,848,000
	1/1/2024	200,000	(4)	1,680,000
Adam O’Farrell	1/1/2021	2,195	(5)	18,438
	7/20/2021	73,091	(2)	613,964
	1/1/2022	109,631	(3)	920,900
	1/1/2023	130,000	(3)	1,092,000
	1/1/2024	110,000	(4)	924,000
Dean Allara	7/20/2021	90,340	(2)	758,856
	1/1/2022	135,503	(3)	1,138,225
	1/1/2023	140,000	(3)	1,176,000
	1/1/2024	150,000	(4)	1,260,000
(1)Computed by multiplying the closing market price of Bridge’s common stock on December 31, 2024, the last trading day of 2024, of $8.40 by the number of unvested shares of common stock or Class A Units subject to or issuable in respect of such award.
(2)Represents the number of shares of restricted stock held by our named executive officers granted on the closing of our IPO that have not vested. The restricted stock vests in three equal installments on each of the third, fourth, and fifth anniversaries of the vesting commencement date, subject to the executive’s continued service with us through the applicable vesting date and will be eligible for accelerated vesting as provided in the employment agreements with our named executive officers described above.
(3)Represents the number of shares of restricted stock held by our named executive officers granted as a part of compensation for the years ended December 31, 2023 and 2022 that have not vested. The restricted stock awards granted to each named executive officer will vest in three equal installments on each of the third, fourth, and fifth anniversaries of the vesting commencement date, in each case subject to the executive’s continued service with us through the applicable vesting date and will be eligible for accelerated vesting as provided in the employment agreements with our named executive officers described above.

(4)Represents the number of shares of restricted stock held by our named executive officers granted as a part of compensation for the year ended December 31, 2024 that have not vested. The restricted stock awards granted to each named executive officer will vest in four equal installments on each of the first, second, third, and fourth anniversaries of the vesting commencement date, in each case subject to the executive’s continued service with us through the applicable vesting date and will be eligible for accelerated vesting as provided in the employment agreements with our named executive officers described above.
(5)Represents certain other profits interest awards in the Operating Company issued prior to the IPO, which represent unvested Class A Units. These profits interest awards vest in three equal installments on each of the third, fourth, and fifth anniversaries of the grant date, subject to the executive’s continued service with us through the applicable vesting date and will be eligible for accelerated vesting as provided in the employment agreements with our named executive officers described above.
Director Compensation
2024 Director Compensation
The following table sets forth information for 2024 regarding the compensation awarded to, earned by our non-employee directors who served on our board of directors during 2024. All of the other members of the board of directors during 2024 are employees of the Company and did not receive any additional compensation in 2024 for their service on the board of directors. The compensation earned by Messrs. Morse, Slager, O’Farrell, and Allara in 2024 is set forth in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Chad Leat	100,000	100,001	200,001
Debra Martin Chase	100,000	100,001	200,001
Deborah Hopkins	110,000	110,003	220,003
(1)     Amounts reflect the full grant date fair value of restricted stock awards granted on May 3, 2024 computed in accordance with ASC 718. We provide information regarding the assumptions used to calculate the value of the restricted stock awards granted to our non-employee directors in Notes 2 and 20 to our audited consolidated financial statements for the fiscal year ended December 31, 2024 included herein. As of December 31, 2024, Mr. Leat and Ms. Chase each held 14,368 unvested restricted shares, and Ms. Hopkins held 15,805 unvested restricted shares.
Director Compensation Program
In connection with our IPO, our board of directors approved a compensation program for our non-employee directors that consists of annual retainer fees and long-term equity awards for eligible non-employee directors. The material terms of the director compensation program are summarized below.
Cash Compensation. Each non-employee director other than the Chair of the Audit Committee receives an annual cash retainer equal to $100,000, and the Chair of the Audit Committee receives an annual cash retainer equal to $110,000. Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service.
Equity Compensation.
•Initial Award. Each non-employee director who is initially elected or appointed to our board of directors other than on the date of an annual meeting will be granted, on the date of such initial election or appointment, a restricted stock award with a value of approximately $100,000 (or, for the Chair of the Audit Committee, $110,000), multiplied by a fraction, the numerator of which is equal to (x) 365 minus (y) the number of days since the most recent annual meeting as of the non-employee director’s date of election or appointment, and the denominator of which is 365.
•Annual Award. On the date of each regular annual meeting of our stockholders, each non-employee director who is elected or continues to serve as a non-employee director immediately following such annual meeting will be granted, on the date of such initial election or appointment, a restricted stock award with a value of approximately $100,000 (or, for the Chair of the Audit Committee, $110,000).
Each award vests on the day immediately prior to the date of the annual meeting occurring after the date of grant, in either case, subject to the non-employee director’s continued service through such vesting date.

Each award also will vest in full immediately prior to the occurrence of a change in control (as defined in the 2021 Incentive Award Plan), to the extent outstanding at such time.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our Class A common stock and our Class B common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 7, 2025, unless otherwise indicated.
As described in Item 13 — “Certain Relationships and Related Transactions, and Director Independence,” each Class A Unit (other than Class A Units held by us) is redeemable from time to time at each holder’s option (subject in certain circumstances to time-based vesting requirements) for, at our election (determined solely by at least two or our independent directors (within the meaning of the NYSE rules) who are disinterested), shares of our Class A common stock on a one-for-one basis, or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each Class A Unit so redeemed, in each case, in accordance with the terms of the Operating Company LLC Agreement; provided that, at our election (determined by at least two of our independent directors (within the meaning of the NYSE rules) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such Class A Units.
The Continuing Equity Owners may, subject to certain exceptions, exercise such redemption right for as long as their Class A Units remain outstanding as further described in Item 13 – “Certain Relationships and Related Party Transactions, and Director Independence—Operating Company LLC Agreement” included in this annual report on Form 10-K. In connection with our IPO, we issued to each Continuing Equity Owner, for nominal consideration, one share of Class B common stock for each Class A Unit such Continuing Equity Owner owned.
The number of shares beneficially owned by each stockholder as described in this annual report on Form 10-K is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity, shares of common stock subject to options, proxy voting rights or other rights, including the redemption right described above with respect to each Class A Unit, held by such person that are currently exercisable or will become exercisable within 60 days of March 7, 2025, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. The percentage ownership of each individual or entity as of March 7, 2025 is computed on the basis of 44,702,523 shares of our Class A common stock outstanding, 79,068,218 shares of our Class B common stock outstanding and such other securities beneficially owned by the individual as described in the preceding sentence. Unless otherwise indicated, the address of each beneficial owner listed below is 111 East Sego Lily Drive, Suite 400, Salt Lake City, Utah 84070. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Shares of Class A Common Stock Beneficially Owned(1)		Shares of Class B Common Stock Beneficially Owned		Combined Voting Power(2)
Name of beneficial owner	Number	Percentage	Number	Percentage	Percentage
Robert Morse (3)	38,244,047	47.9%	29,282,283	37.0%	35.9%
Jonathan Slager (4)	20,902,210	32.7%	14,761,423	18.7%	18.3%
Dean Allara (5)	18,859,001	30.0%	15,365,796	19.4%	18.7%
Adam O’Farrell (6)	17,416,802	28.4%	13,725,326	17.4%	16.8%
Debra Martin Chase (7)	37,748	*	—	—	*
Deborah Hopkins (8)	47,522	*	—	—	*
Chad Leat (7)	33,508	*	—	—	*
FMR LLC (9)	5,787,374	13.9%	—	—	*
Prudential Financial, Inc. (10)	3,054,378	8.9%	—	—	*
The Vanguard Group (11)	2,662,939	7.8%	—	—	*
All executive officers and directors as a group (eight persons)	96,045,149	71.6%	73,336,650	92.8%	88.8%
* Represents beneficial ownership of less than 1%.
(1)Each Class A Unit (other than Class A Units held by us and by certain of the Former Profits Interest Program Participants that are initially subject to time-based vesting requirements) is redeemable from time to time at each holder’s option for, at our election (determined solely by our independent directors (within the meaning of the NYSE rules) who are disinterested), newly issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each Class A Unit so redeemed, in each case, in accordance with the terms of the Operating Company LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the NYSE rules) who are disinterested), we may effect a direct exchange by Bridge Investment Group Holdings Inc. of such Class A common stock or such cash, as applicable, for such Class A Units. The Continuing Equity Owners may, subject to certain exceptions, exercise such redemption right for as long as their Class A Units remain outstanding as further described in Item 13 — “Certain Relationships and Related Party Transactions—Operating Company LLC Agreement” included in this annual report on Form 10-K. In this table, beneficial ownership of Class A Units has been reflected as beneficial ownership of shares of our Class A common stock for which such Class A Units may be exchanged. When a Class A Unit is exchanged by a Continuing Equity Owner, a corresponding share of Class B common stock will be cancelled.
(2)Represents the percentage of voting power of our Class A common stock and Class B common stock voting as a single class. Each share of Class A common stock entitles the registered holder to one vote per share and each share of Class B common stock entitles the registered holder thereof to ten votes per share on all matters presented to stockholders for a vote generally, including the election of directors. The Class A common stock and Class B common stock will vote as a single class on all matters except as required by law or our Amended and Restated Certificate of Incorporation.
(3)Consists of (i) 3,157,271 shares of Class A common stock held by Mr. Morse, (ii) 33,635,780 Class A Units and 27,870,157 shares of Class B common stock held by FLM Holdings, LLC, an entity of which Mr. Morse is the manager and therefore has voting and investment control over the securities held by such entity, and (iii) 1,450,996 Class A Units and 1,412,126 shares of Class B common stock held by various family trusts of which FLM Management LLC is the trustee, with Mr. Morse acting as manager of FLM Management LLC.
(4)Consists of (i) 939,394 shares of Class A common stock held by Mr. Slager, (ii) 2,374,838 Class A Units and 2,374,838 shares of Class B common stock held by SF Intentional Irrevocable Trust Dated December 30, 2019, an entity of which Mr. Slager is the grantor and may be deemed to be the beneficial owner of such securities, (iii) 3,468,512 Class A Units and 2,256,198 shares of Class B common stock held by J.P. Slager, LLC, an entity of which Mr. Slager is the manager and therefore has voting and investment control over such securities, which Class A Units are pledged as collateral by J.P. Slager, LLC in favor of Washington Federal Bank, National Association in respect of a loan, and (iv) 320,490 Class A Units and 320,490 shares of Class B common stock held by Slager Family Limited Partnership (Mr. Slager is a Manager of The Christmas, LLC, which is the general partner of the Slager Family Limited Partnership and therefore Mr. Slager may have voting and investment control over such securities). In addition, certain parties to the Stockholders Agreement have granted an irrevocable proxy to the SF Intentional Irrevocable Trust Dated December 30, 2019 to vote 727,949 shares of Class A common stock, 13,071,027 shares of Class A common stock issuable upon exchange of Class A Units, and 9,809,897 shares of Class B common stock. As a result, Mr. Slager may be deemed share beneficial ownership of the securities subject to the irrevocable proxy.
(5)Consists of (i) 662,473 shares of Class A common stock, 6,303,811 Class A Units, and 4,863,964 shares of Class B common stock held by Mr. Allara, (ii) 1,000,000 Class A Units and 1,000,000 shares of Class B common stock held by two family trusts of which Mr. Allara is the trustee, and (iii) 558,632 Class A Units and 558,632 shares of Class B common stock held by Rockridge Investments, LLC, an entity of which Mr. Allara is the manager and therefore has voting and investment control over the securities held by such entity. In addition, certain parties to the Stockholders Agreement have granted an irrevocable proxy to Mr. Allara to vote 23,852 shares of Class A common stock, 10,310,233 shares of Class A common stock issuable upon exchange of Class A Units, and 8,943,200 shares of Class B common stock. As a result, Mr. Allara may be deemed share beneficial ownership of the securities subject to the irrevocable proxy.
(6)Consists of (i) 538,038 shares of Class A common stock held by Mr. O’Farrell, (ii) 2,926,699 Class A Units held by two family trusts of which Mr. O’Farrell is the trustee, and (iii) 2,288,045 shares of Class B common stock held by the same two family trusts. In addition, certain parties to the Stockholders Agreement have granted an irrevocable proxy to the Adam B. O’Farrell and Tracy K. O’Farrell Trust dtd May 9, 2019 to vote 179,657 shares of Class A Common Stock, 13,772,408 shares of Class A common stock issuable upon exchange of Class A Units, and 11,437,281 shares of Class B common stock. As a result, Mr. O’Farrell may be deemed share beneficial ownership of the securities subject to the irrevocable proxy.
(7)Includes 14,368 shares of restricted Class A common stock that are subject to time-based vesting.

(8)Includes 15,805 shares of restricted Class A common stock that are subject to time-based vesting.
(9)Based on information included in a Schedule 13G/A filed with the SEC on February 12, 2025 by FMR LLC (“FMR”). As reported therein, as of December 31, 2024, FMR reported sole voting power over 5,785,929 shares of our Class A common stock and sole dispositive power over 5,787,374 shares of our Class A common stock, all of which were beneficially owned by Abigail P. Johnson. The address for FMR is 245 Summer Street, Boston, Massachusetts, 02210.
(10)Based on information included in a Schedule 13G/A filed with the SEC on February 14, 2024 by Prudential Financial, Inc. (“Prudential”), through its subsidiary, Jennison Associates LLC. As reported therein, as of December 31, 2024, Prudential reported shared dispositive and voting power over 2,984,352 shares of our Class A common stock and sole dispositive and voting power over 70,026 shares of our Class A common stock, all of which were held by Jennison Associates LLC as an indirect wholly owned subsidiary of Prudential. The address for Prudential is 751 Broad Street, Newark, New Jersey 07102-3777.
(11)Based on information included in a Schedule 13G/A filed with the SEC on February 13, 2024 by The Vanguard Group (“Vanguard”). As reported therein, as of December 31, 2024, Vanguard reported sole dispositive power over 2,650,495 shares of our Class A common stock and shared dispositive power over 12,444 shares of our Class A common stock. The address for Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
Equity Compensation Plan Information
The table below provides information concerning the awards that may be issued under our 2021 incentive award plan as of December 31, 2024:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	119,535	NA	5,296,861
Equity compensation plans not approved by security holders	—	—	—
Total	119,535	NA	5,296,861
(1)     Includes shares subject to outstanding RSUs granted under our 2021 Incentive Award Plan as of December 31, 2024. Pursuant to SEC rules, excludes 8,726,735 shares of restricted stock issued under our 2021 Incentive Award Plan as of December 31, 2024.
(2)    Includes shares available for future issuance under our 2021 Incentive Award Plan as of December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
Policies and Procedures for Related Person Transactions. Our board of directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. In addition, any potential related person transaction that is proposed to be entered into by the Company must be reported to the General Counsel by both the related person and the person at the Company responsible for such potential related person transaction. If our legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our General Counsel is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as involving a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.
The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2024, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”
Certain Relationships. Aaron O’Farrell, brother of our Chief Operating Officer Adam O’Farrell, is employed by the Company as Managing Director, Corporate Tax. In 2024, Mr. O’Farrell received an annualized base salary of $324,450, a cash bonus of $187,370, restricted stock dividends of $46,595, unvested Class A Unit distributions of $27,285 and stock awards of $117,360. Mr. O’Farrell is also eligible to receive equity and employment benefits available to other similarly situated employees.
Charlotte Morse, daughter of our Executive Chairman Robert Morse, is employed by the Company as Managing Director, Investor Relations and Marketing. In 2024, Ms. Morse received an annualized base salary of $288,750, a cash bonus of $108,547, restricted stock dividends of $20,181, unvested Class A Unit distributions of $9,298 and stock awards of $34,230. Ms. Morse is also eligible to receive equity and employment benefits available to other similarly situated employees.
Tax Receivable Agreement. In connection with the Transactions, we entered into a Tax Receivable Agreement with the Operating Company and the Continuing Equity Owners that provides for the payment by Bridge Investment Group Holdings Inc. to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that Bridge Investment Group Holdings Inc. actually realizes, or in some circumstances is deemed to realize as a result of the transactions described above, including the Basis Adjustments and certain other tax benefits arising from payments made under the Tax Receivable Agreement. The Operating Company will have in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange (including deemed exchange, and including for this purpose the purchase of Class A Units directly from certain Continuing Equity Owners described above) of Class A Units for Class A common stock or cash occurs or when the Operating Company makes (or is deemed to make) certain distributions. These Tax Receivable Agreement payments are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in the Operating Company. If a Continuing Equity Owner transfers Class A Units but does not assign to the transferee of such units its rights under the Tax Receivable Agreement, such Continuing Equity Owner generally will continue to be entitled to receive payments under the Tax Receivable Agreement arising in respect of a subsequent exchange of such Class A Units. In general, the Continuing Equity Owners’ rights under the Tax Receivable Agreement may not be assigned, sold, pledged or otherwise alienated to any person, other than certain permitted transferees, without such person becoming a party to the Tax Receivable Agreement and agreeing to succeed to the applicable Continuing Equity Owner’s interest therein. As of December 31, 2024, we had a long-term liability due to affiliates of $73.7 million incurred in connection with the Tax Receivable Agreement.
If the Mergers are consummated, the Second A&R TRA will become effective, which provides, among other things, that, (i) the Continuing Equity Owners will forego the acceleration of certain payments that would otherwise have been payable under the TRA to the Continuing Equity Owners by the Company as a result of the Mergers, (ii) following the consummation of the Mergers, the utilization of the tax attributes covered by the Second A&R TRA and corresponding payments to which the Continuing Equity Owners are entitled will be made by reference to Apollo’s consolidated group’s tax liability, and (iii) no accelerated payments will be due in connection with any future change of control of Apollo’s or any material breach by Apollo of the Second A&R TRA.
Voting Agreement. Each of Mr. Morse, Mr. Allara, Mr. O’Farrell and Mr. Slager, and certain of their affiliates, collectively owning approximately 51.4% of the outstanding voting power of our Class A common stock and Class B common stock, have entered into voting agreements in connection with the Mergers and have agreed to vote in favor of the transactions in accordance with the terms therein.

Operating Company LLC Agreement. In connection with the consummation of our IPO, we and the Continuing Equity Owners entered into the Operating Company’s Amended and Restated Limited Liability Company Agreement (the “Operating Company LLC Agreement”).
•Appointment as Managing Member. Under the Operating Company LLC Agreement, we became a member and the managing member of the Operating Company. As the managing member, we are able to control all of the day-to-day business affairs and decision-making of the Operating Company without the approval of any other member. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of the Operating Company and daily management of the Operating Company’s business. Pursuant to the terms of the Operating Company LLC Agreement, we cannot be removed or replaced as the managing member of the Operating Company except by our resignation, which may be given at any time by written notice to the members.
•Compensation, Fees and Expenses. We are not entitled to compensation for our services as the managing member of the Operating Company. We are entitled to reimbursement by the Operating Company for reasonable fees and expenses incurred on behalf of the Operating Company, including all expenses associated with the Transactions, any subsequent offering of our Class A common stock, being a public company and maintaining our corporate existence.
•Distributions. The Operating Company LLC Agreement requires “tax distributions,” as that term is used in the agreement, to be made by the Operating Company to its members on a pro rata basis, except to the extent such distributions would render the Operating Company insolvent or are otherwise prohibited by law, our Credit Facilities or any of our future debt agreements. Tax distributions will be made on a quarterly basis, to each member of the Operating Company, including us, based on such member’s allocable share of the taxable income of the Operating Company and an assumed tax rate that will be determined by us, as described below. For this purpose, Bridge Investment Group Holdings Inc.’s allocable share of the Operating Company’s taxable income shall be net of its share of taxable losses of the Operating Company and shall be determined without regard to any Basis Adjustments (as described above under “—Tax Receivable Agreement”). The assumed tax rate for purposes of determining tax distributions from the Operating Company to its members will be the highest combined federal, state, and local tax rate that may potentially apply to any one of the Operating Company’s members, regardless of the actual final tax liability of any such member. The Operating Company LLC Agreement also allows for cash distributions to be made by the Operating Company (subject to our sole discretion as the managing member of the Operating Company) to its members on a pro rata basis out of “distributable cash,” as that term is defined in the agreement. We expect the Operating Company may make distributions out of distributable cash periodically and as necessary to enable us to cover our operating expenses and other obligations, including our tax liability and obligations under the Tax Receivable Agreement, except to the extent such distributions would render the Operating Company insolvent or are otherwise prohibited by law, our Credit Facilities or any of our future debt agreements.
•Transfer Restrictions. The Operating Company LLC Agreement generally does not permit transfers of Class A Units by members, except for transfers to permitted transferees, transfers pursuant to the participation right described below and other limited exceptions. The Operating Company LLC Agreement may impose additional restrictions on transfers (including redemptions described below with respect to each common unit) that are necessary or advisable so that the Operating Company is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. In the event of a permitted transfer under the Operating Company LLC Agreement, such member will be required to simultaneously transfer shares of Class B common stock to such transferee equal to the number of Class A Units that were transferred to such transferee in such permitted transfer.

The Operating Company LLC Agreement provides a redemption right to the Continuing Equity Owners which entitles them to have their Class A Units redeemed (subject in certain circumstances to time-based vesting requirements) for, at our election (determined solely by our independent directors (within the meaning of the NYSE rules) who are disinterested), newly issued shares of our Class A common stock on a one-for-one basis, or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each Class A Unit so redeemed, in each case in accordance with the terms of the Operating Company LLC Agreement; provided that, at our election (determined by at least two of our independent directors (within the meaning of the NYSE rules) who are disinterested), we may effect a direct exchange by Bridge Investment Group Holdings Inc. of such Class A common stock or such cash, as applicable, for such Class A Units. The Continuing Equity Owners may exercise such redemption right, subject to certain exceptions, for as long as their Class A Units remain outstanding. In connection with the exercise of the redemption or exchange of Class A Units each redeeming member (1) will be required to surrender a number of shares of our Class B common stock to the Company which will be canceled for no consideration on a one-for-one basis with the number of Class A Units so redeemed or exchanged and (2) will surrender such Class A Units to the Operating Company for cancellation.
Except as otherwise determined by us, the Operating Company LLC Agreement requires the Operating Company to take all actions with respect to its Class A Units, including issuances, reclassifications, distributions, divisions or recapitalizations, such that we and the Operating Company at all times maintains a one-to-one ratio between the number of shares of Class A common stock issued and outstanding and the number of Class A Units owned by us, except as otherwise determined by us.
Stockholders Agreement. Pursuant to the Stockholders Agreement, the Continuing Equity Owners party to the Stockholders Agreement beneficially owning, directly or indirectly, in the aggregate not less than two-thirds of all issued and outstanding shares of Class A common stock and/or Class B common stock held by such parties, or by which such parties possess voting power (including pursuant to the irrevocable proxy described below), have the right to designate (i) that number of individuals, which, assuming all such individuals are successfully elected as directors, when taken together with any incumbent Original Member Directors (as defined below) not standing for election in such election, would result in there being four directors, or the “Original Member Directors” and (ii) that number of individuals who satisfy the independence requirements specified in the Stockholders Agreement, which, assuming all such individuals are successfully elected as directors, when taken together with any incumbent Original Member Designated Independent Directors (as defined below) not standing for election in such election, would result in there being three directors, or the “Original Member Designated Independent Directors.”
Each of the Continuing Equity Owners that is party to the Stockholders Agreement has agreed to vote, or cause to be voted, all of their outstanding shares of our Class A common stock and/or Class B common stock held by such parties, or by which such parties possess voting power, at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the Original Member Directors and the Original Member Designated Independent Directors. Additionally, pursuant to the Stockholders Agreement, we shall take all commercially reasonable actions to cause (1) our board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to our board of directors at the next annual or special meeting of our stockholders at which directors are to be elected and at each annual meeting of our stockholders thereafter at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on our board of directors. The Stockholders Agreement allows for our board of directors to reject the nomination, appointment or election of a particular director if such nomination, appointment or election would constitute a breach of our board of directors’ fiduciary duties to our stockholders or does not otherwise comply with any requirements of our Amended and Restated Certificate of Incorporation.
In addition, certain of the Continuing Equity Owners specified in the Stockholders Agreement, which we refer to as “Proxy Granting Members,” have granted to certain other Continuing Equity Owners specified in the Stockholders Agreement an irrevocable proxy to vote such stockholders shares of Class A common stock and/or Class B common stock held by such Proxy Granting Member with respect to the election and removal of directors. This irrevocable proxy granted by the Proxy Granting Members will terminate upon the termination of the Stockholders Agreement.
The Stockholders Agreement will terminate upon the earlier to occur of (i) the Continuing Equity Owners that are party to the Stockholders Agreement ceasing to own or control (including by proxy) a majority in voting power of our Class A common stock or Class B common stock, (ii) the fifth anniversary of the closing of our IPO, or (iii) by unanimous consent of us and each of the other parties to the Stockholder Agreement.

Registration Rights Agreement. We entered into a Registration Rights Agreement with certain of the Continuing Equity Owners in connection with our IPO. Further to the Registration Rights Agreement we filed a registration statement on Form S-3, which became effective on August 17, 2022, to permit the future sale or distribution of the capital stock held by such Continuing Equity Owners on the first day following the twelve month anniversary of our IPO, so long any Continuing Equity Owners hold on such date at least 5% of our outstanding capital stock. The Registration Rights Agreement provides certain of the Continuing Equity Owners with certain “demand” registration rights whereby, at any time after 180 days following our IPO and the expiration or waiver of any related lock-up period, such Continuing Equity Owners holding at least 15% of the registrable securities then outstanding can require us to register under the Securities Act the offer and sale of shares of Class A common stock issuable to them, upon redemption or exchange of their Class A Units where the aggregate offering price, after deduction of underwriter commissions and offering expenses, is at least $50 million. The Registration Rights Agreement also provides for customary “piggyback” registration rights for all parties to the agreement. The Registration Rights Agreement provides that we will pay certain expenses of the registration rights holders in connection with the exercise of their registration rights, and that we will indemnify the registration rights holders against certain liabilities which may arise under the Securities Act or other federal or state securities laws.
Equity Awards and Employment Agreements. We made restricted stock grants to our named executive officers effective upon completion of the IPO in 2021, in 2022, 2023 and 2024. Additionally, we have entered into employment agreements with certain of our named executive officers. For more information, see Item 11 — “Executive Compensation” included in this annual report on Form 10-K.
Director and Officer Indemnification and Insurance. We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. We have also purchased directors’ and officers’ liability insurance.
Director Independence
Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors affirmatively determined that Debra Martin Chase, Deborah Hopkins, and Chad Leat are each an “independent director,” as defined under the NYSE rules.
Item 14. Principal Accountant Fees and Services
The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and other services:

Fee Category	2024	2023
Audit Fees	$6,980,581	$7,010,798
Audit-Related Fees	117,678	113,300
Tax Fees	937,630	—
All Other Fees	—	—
Total Fees	$8,035,889	$7,124,098
Audit Fees
Audit fees consist of all professional services rendered in connection with (a) the audit of our annual consolidated financial statements, (b) the reviews of our quarterly consolidated financial statements, (c) consents and review of other documents filed with the SEC, and (d) services rendered in connection with audits and reviews of financial statements of our managed funds.

Audit-Related Fees
Audit-related fees consist of assurance and related services rendered in connection with SOC 2 Type 2 assessment reports.
Tax Fees
Tax fees consist of tax compliance services rendered for certain of our managed funds.
All Other Fees
All other fees consist of audit committee consultation services.

Audit Committee Pre-Approval Policy and Procedures
The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent registered public accounting firm may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Deloitte & Touche LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Deloitte & Touche LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Deloitte & Touche LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

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
(3)Exhibits
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
2.1**	Agreement and Plan of Merger, dated as of February 23, 2025, by and among Bridge Investment Group Holdings Inc., Bridge Investment Group Holdings LLC, Apollo Global Management, Inc., Aspen PubCo Merger Sub I, Inc., Aspen Second Merger Sub, LLC, and solely for purposes of Section 6.16 thereof, Adam O’Farrell.*	8-K	2/24/2025	2.1
3.1	Amended and Restated Certificate of Incorporation of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.1
3.2	Amended and Restated Bylaws of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock	S-1/A	7/2/2021	4.1
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	3/18/2022	4.2
10.1	Amended and Restated Tax Receivable Agreement, effective January 1, 2022 by and among the Registrant, the Operating Company and each of the Members from time to time party thereto	10-Q	5/10/2022	10.1
10.2	Second Amended and Restated Tax Receivable Agreement, dated as of February 23, 2025, by and among Apollo Global Management Inc., Bridge Investment Group Holdings Inc., Bridge Investment Group Holdings LLC and each of the Members from time to time party thereto.	8-K	2/24/2025	10.1
10.3	Fifth Amended and Restated LLC Agreement of Bridge Investment Group Holdings LLC, dated July 16, 2021, by and among the Registrant and certain of its members	8-K	7/20/2021	10.4
10.4	Stockholders Agreement, dated July 16, 2021, by and among the Registrant and certain of its stockholders	8-K	7/20/2021	10.3
10.5	Registration Rights Agreement, dated July 16, 2021, by and among the Registrant and certain of its stockholders	8-K	7/20/2021	10.2
10.6#	2021 Incentive Award Plan of Bridge Investment Group Holdings Inc.	S-1/A	7/2/2021	10.5
10.7#	Non-Employee Director Compensation Program of Bridge Investment Group Holdings Inc.	S-1/A	7/2/2021	10.6
10.8#	Restricted Stock Award Agreement under the 2021 Incentive Award Plan, by and among the Registration and certain of its participants	S-1/A	7/2/2021	10.7
10.9#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Robert Morse	10-Q	11/9/2022	10.1
10.10#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Jonathan Slager	10-Q	11/9/2022	10.2
10.11#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Adam O’Farrell	10-Q	11/9/2022	10.3
10.12#	Employment Agreement, dated November 7, 2022, by and between the Registrant, Bridge Investment Group Holdings LLC, Bridge Investment Group Employee Operations LLC, and Dean Allara	10-Q	11/9/2022	10.4
10.13	Form of Indemnification and Advancement Agreement between Bridge Investment Group Holdings Inc. and its directors and officers	S-1/A	7/2/2021	10.12
19.1	Bridge Investment Group Holdings Inc. Insider Trading Compliance Policy				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.SCH	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.CAL	Inline XBRL Taxonomy Extension Schema Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
# Indicates management contract or compensatory plan.
* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
** Schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: March 7, 2025	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2025.

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