Form 10-Q
period 2025-03-31
Bridge Investment Group Holdings Inc.
filed 2025-05-09
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, the registrant had 44,634,470 shares of Class A common stock ($0.01 par value per share) outstanding and 79,142,364 shares of Class B common stock ($0.01 par value per share) outstanding.

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
These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including those described in Part II, Item 1A, “Risk Factors” of this report and Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025.
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
◦Bridge Opportunity Zone Fund VII GP LLC (“BOZ VII GP”)
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
•“LLC Interests” refers to the Class A Units and the Class B Units.
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of February 23, 2025, entered into by and among the Company, the Operating Company, Apollo Global Management, Inc. (“Apollo”), Aspen PubCo Merger Sub 1, Inc. (“Merger Sub Inc.”), Aspen Second Merger Sub, LLC (“Merger Sub LLC,” and, together with Merger Sub Inc, the “Merger Subs”), and solely for purposes of Section 6.16 thereof, Adam O’Farrell as the representative of the Operating Company.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$65,134	$90,599
Restricted cash	11,131	11,832
Marketable securities, at fair value	21,397	21,119
Receivables from affiliates	32,599	54,310
Notes receivable from affiliates	47,703	41,878
Other assets	75,754	75,057
Other investments	174,836	181,160
Accrued performance allocations	327,150	339,560
Intangible assets, net	119,053	123,139
Goodwill	233,584	233,584
Deferred tax assets, net	74,913	75,142
Total assets	$1,183,254	$1,247,380
Liabilities and equity
Accrued performance allocations compensation	$58,699	$57,610
Accrued compensation and benefits	20,047	53,215
Accounts payable and accrued expenses	35,136	39,188
Due to affiliates	75,159	73,693
General Partner Notes Payable, at fair value	2,455	2,782
Insurance loss reserves	30,582	21,260
Self-insurance reserves	2,695	2,844
Line of credit	14,500	—
Other liabilities	41,347	43,565
Notes payable	447,507	447,325
Total liabilities	$728,127	$741,482
Commitments and contingencies (Note 15)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized; 0 issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 44,696,258 and 41,739,358 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	447	417
Class B common stock, $0.01 par value, 231,857,899 authorized; 79,142,364 and 79,321,482 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	791	793
Additional paid-in capital	111,218	104,397
Accumulated deficit	(39,516)	(22,451)
Accumulated other comprehensive income (loss)	253	265
Bridge Investment Group Holdings Inc. equity	73,193	83,421
Non-controlling interests in Bridge Investment Group Holdings LLC	232,143	248,365
Non-controlling interests in Bridge Investment Group Holdings Inc.	149,791	174,112
Total equity	455,127	505,898
Total liabilities and equity	$1,183,254	$1,247,380
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Fund management fees	$59,308	$61,105
Property management and leasing fees	16,984	19,937
Construction management fees	1,289	1,697
Development fees	1,046	831
Transaction fees	3,193	6,800
Fund administration fees	4,860	5,058
Insurance premiums	5,786	4,697
Other asset management and property income	3,830	2,665
Total revenues	96,296	102,790
Investment income (loss):
Performance allocations:
Realized	4,712	12,969
Unrealized	(12,410)	(61,670)
Total investment loss	(7,698)	(48,701)
Expenses:
Employee compensation and benefits	64,860	62,840
Performance allocations compensation:
Realized	2,827	7,407
Unrealized	1,090	3,178
Loss and loss adjustment expenses	11,345	2,682
Third-party operating expenses	2,674	4,037
General and administrative expenses	28,113	11,349
Depreciation and amortization	4,800	5,437
Total expenses	115,709	96,930
Other (expense) income:
Realized and unrealized (losses) gains, net	(7,478)	(4,230)
Interest income	3,853	5,790
Interest expense	(6,222)	(7,365)
Total other expense	(9,847)	(5,805)
Loss before provision for income taxes	(36,958)	(48,646)
Income tax (expense) benefit	(645)	11,846
Net loss	(37,603)	(36,800)
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(13,141)	(41,921)
Net (loss) income attributable to Bridge Investment Group Holdings LLC	(24,462)	5,121
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	(12,286)	(4,697)
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	$(12,176)	$9,818
(Loss) earnings per share of Class A common stock (Note 19)
Basic	$(0.37)	$0.24
Diluted	$(0.37)	$(0.05)
Weighted-average shares of Class A common stock outstanding (Note 19)
Basic	35,311,240	31,342,979
Diluted	35,311,240	128,667,354
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024

Net loss	$(37,603)	$(36,800)
Other comprehensive loss—foreign currency translation adjustments, net of tax	(12)	(51)
Total comprehensive loss	(37,615)	(36,851)
Less: comprehensive loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	(13,141)	(41,921)
Comprehensive (loss) income attributable to Bridge Investment Group Holdings LLC	(24,474)	5,070
Less: comprehensive loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	(12,286)	(4,697)
Comprehensive (loss) income attributable to Bridge Investment Group Holdings Inc.	$(12,188)	$9,767
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2024	$417	$793	$104,397	$(22,451)	$265	$248,365	$174,112	$505,898
Net loss	—	—	—	(12,176)	—	(13,141)	(12,286)	(37,603)
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	5	(2)	(877)	—	—	—	—	(874)
Share-based compensation, net of forfeitures	25	—	4,951	—	—	97	6,177	11,250
Distributions	—	—	—	—	—	(3,178)	(15,465)	(18,643)
Dividends on Class A Common Stock/Units, $0.11 per share	—	—	—	(4,889)	—	—	—	(4,889)
Foreign currency translation adjustment	—	—	—	—	(12)	—	—	(12)
Reallocation of equity	—	—	2,747	—	—	—	(2,747)	—
Balance as of March 31, 2025	$447	$791	$111,218	$(39,516)	$253	$232,143	$149,791	$455,127

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2023	$378	$806	$88,330	$(14,465)	$(136)	$291,254	$179,181	$545,348
Net income (loss)	—	—	—	9,818	—	(41,921)	(4,697)	(36,800)
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	9	(6)	(129)	—	—	—	—	(126)
Capital contributions from non-controlling interests	—	—	—	—	—	4,995	—	4,995
Share-based compensation, net of forfeitures	23	—	5,474	—	—	181	6,132	11,810
Distributions	—	—	—	—	—	(6,150)	(10,694)	(16,844)
Dividends on Class A Common Stock/Units, $0.07 per share	—	—	—	(2,582)	—	—	—	(2,582)
Foreign currency translation adjustment	—	—	—	—	(51)	—	—	(51)
Reallocation of equity	—	—	1,210	—	—	1,400	(4,277)	(1,667)
Balance as of March 31, 2024	$410	$800	$94,885	$(7,229)	$(187)	$249,759	$165,645	$504,083
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,603)	$(36,800)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,800	5,437
Amortization of financing costs and debt discount and premium	273	510
Share-based compensation	11,250	11,810
Equity in income of investments	7,510	5,188
Changes in unrealized loss on General Partner Notes Payable	(92)	(124)
Non-cash lease amortization	(145)	229
Reserve for credit losses	1,358	295
Unrealized performance allocations	12,410	61,670
Unrealized accrued performance allocations compensation	1,090	3,178
Change in deferred income taxes	822	(22)
Changes in operating assets and liabilities:
Receivable from affiliates	20,356	(2,238)
Prepaid and other assets	(1,840)	(13,622)
Accounts payable and accrued expenses	(4,055)	3,422
Accrued payroll and benefits	(33,168)	(11,694)
Other liabilities	(1,087)	(2,351)
Insurance loss and self-insurance reserves	9,173	2,238
Accrued performance allocations compensation	—	(2,037)
Net cash (used in) provided by operating activities	(8,948)	25,089
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(2,355)	(6,743)
Proceeds from sale of investments	—	17,206
Distributions from investments	890	—
Sale of marketable securities	2	3
Issuance of notes receivable	(9,905)	(116,402)
Proceeds from collections on notes receivable	3,455	119,762
Purchase of tenant improvements, furniture and equipment	(38)	(113)
Net cash (used in) provided by investing activities	(7,951)	13,713
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	—	4,995
Distributions to non-controlling interests	(18,643)	(16,844)
Repayments of General Partner Notes Payable	(235)	—
Dividends paid on Class A common stock	(4,889)	(2,582)
Proceeds from revolving line of credit	27,500	123,000
Payments on revolving line of credit	(13,000)	(141,500)
Payments of deferred financing costs	—	(821)
Net cash used in financing activities	(9,267)	(33,752)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,166)	5,050
Cash, cash equivalents and restricted cash - beginning of period	102,431	67,260
Cash, cash equivalents and restricted cash - end of period	$76,265	$72,310
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$140	$305
Cash paid for interest	11,574	12,318
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$23	$649
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	593	2,761
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$65,134	$61,966
Restricted cash	11,131	10,344
Cash, cash equivalents, and restricted cash	$76,265	$72,310

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
The Company’s principal asset is a controlling financial interest in Bridge Investment Group Holdings LLC (the “Operating Company”) through its ownership of the Operating Company’s Class A common units (“Class A Units”) and 100% of the Class B common units (“Class B Units”) (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 13, “Income Taxes,” for additional information. As of March 31, 2025, the Company held approximately 32% of the economic interest in the Operating Company. To the extent the Operating Company’s other members exchange their Class A Units into our Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
Initial Public Offering
On July 20, 2021, the Company completed its IPO, in which it sold 18,750,000 shares of our Class A common stock at a public offering price of $16.00 per share receiving approximately $277.2 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses. The net proceeds from the IPO were used to purchase 18,750,000 newly issued Class A Units from the Operating Company at a price per unit equal to the IPO price per share of our Class A common stock in the IPO, less the underwriting discounts and commissions and estimated offering expenses. The Operating Company used net proceeds from the public offering to pay approximately $139.9 million in cash to redeem certain of the Class A Units held directly or indirectly by certain of the owners of LLC Interests in the Operating Company, prior to the IPO (collectively, “Original Equity Owners”). Refer to Note 14, “Shareholders’ Equity,” for additional information.
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
Merger Agreement
On February 23, 2025, the Company entered into the Merger Agreement, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub Inc. will be merged with and into the Company, and with the Company surviving such merger as a wholly owned subsidiary of Apollo (the “Corporate Merger”), and Merger Sub LLC will be merged with and into the Operating Company with the Operating Company surviving such merger as a wholly-owned subsidiary of Apollo (the “LLC Merger” and, together with the Corporate Merger, the “Mergers”). Under the terms of the Merger Agreement, Apollo, through the Merger Subs, will acquire all of the Company’s outstanding stock (other than cancelled stock) and all of the Operating Company’s outstanding units (other than cancelled units) in an all-stock transaction with the total equity value of the transaction estimated to be approximately $1.5 billion. The Mergers are expected to close in the third quarter of 2025, subject to the satisfaction or waiver of all of the conditions to the Mergers.
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Corporate Merger (the “Corporate Merger Effective Time”), (i) each share of Class A common stock issued and outstanding immediately prior to the Effective Time shall, by virtue of the Corporate Merger and without any action on the part of the holder thereof, (excluding any shares owned directly by Apollo, Merger Sub Inc. or any of their subsidiaries immediately prior to the Corporate Merger Effective Time or that the Company holds in treasury) be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive a number of validly issued, fully paid and nonassessable shares of Apollo common stock equal to 0.07081 (the “Class A Exchange Ratio”) and cash in lieu of fractional shares, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest (the “Class A Corporate Merger Consideration”), (ii) each share of Class B common stock issued and outstanding immediately prior to the Corporate Merger Effective Time, shall by virtue of the Corporate Merger and without any action on the part of the holder of thereof, (excluding any shares owned directly by Apollo, Merger Sub Inc. or any of their subsidiaries immediately prior to the Corporate Merger Effective Time or that the Company holds in treasury) be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive a number of validly issued, fully paid and nonassessable shares of Apollo common stock equal to 0.00006 (subject to such adjustments as may be required to ensure that the value of consideration received for the Class B common stock at the Corporate Merger Effective Time in respect of one share of Class B common stock does not exceed $0.01), and cash in lieu of fractional shares, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest (the “Class B Corporate Merger Consideration,” and together with the Class A Corporate Merger Consideration, the “Corporate Merger Consideration”), and (iii) each issued and outstanding share of common stock, par value $0.01 per share, of Merger Sub Inc. issued and outstanding immediately prior to the Corporate Merger Effective Time shall be converted into and become one fully paid and non-assessable share of common stock, par value $0.01 per share, of the Company, in its capacity as the corporation surviving the Corporate Merger (the “Surviving Corporation”).

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the LLC Merger (the “LLC Merger Effective Time”), (i) each Class A Unit issued and outstanding immediately prior to the LLC Merger Effective Time shall, by virtue of the LLC Merger and without any action on the part of the holder thereof, (excluding any LLC Interests that are owned directly by Apollo, Merger Sub LLC or any of their subsidiaries, LLC Interests that are held in treasury of the Operating Company immediately prior to the LLC Merger Effective Time, Class A Units that we own directly and Class A Units that are exchanged into shares of Class A common stock as permitted by the Merger Agreement and the operating agreement of the Operating Company) be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive that number of validly issued, fully paid and nonassessable shares of Apollo common stock equal to the Class A Exchange Ratio and cash in lieu of fractional shares, if any, in each case, in accordance with the procedures set forth in the Merger Agreement and without interest, (ii) each Class B Unit issued and outstanding immediately prior to the LLC Merger Effective Time shall, by virtue of the LLC Merger, and without any action on the part of the holder thereof, be cancelled and retired without any conversion thereof and shall cease to exist and no payment shall be made in respect thereof and (iii) each Class A Unit that we own directly shall be unaffected by the LLC Merger and shall remain outstanding as Class A Units of the Operating Company, in its capacity as the company surviving the LLC Merger (the “Surviving LLC”) held by the Company.
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

The consummation of the Mergers is subject to certain closing conditions customary for a transaction of this type, as set forth in the Merger Agreement, including, among other things, (i) approval by the affirmative vote of the holders representing at least a majority of the aggregate voting power of the outstanding shares of Class A common stock and Class B common stock entitled to vote in accordance with the General Corporation Law of the State of Delaware, voting together, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (iv) each party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects, (v) the revenue run-rate for all of our clients (other than non-consenting clients) being at least 85% of the revenue run-rate for all of our clients as of December 31, 2024, (vi) certain pre-closing restructuring activities having been completed, (vii) the effectiveness of the registration statement to be filed by Apollo with the SEC pursuant to the Merger Agreement, (viii) the approval for listing on the New York Stock Exchange of the shares of the Apollo common stock to be issued as merger consideration in connection with the Mergers, subject to official notice of issuance, (ix) the Second A&R Tax Receivable Agreement (the “Second A&R TRA”) remaining in full force and effect, and (x) other customary conditions specified in the Merger Agreement. The Merger Agreement also contains certain customary termination rights in favor of us and Apollo. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Apollo a termination fee of $45.0 million.
Certain members of our management and their affiliates, collectively owning approximately 51.4% of the outstanding voting power of our Class A common stock and Class B common stock, have entered into voting agreements in connection with the transaction and have agreed to vote in favor of the transaction in accordance with the terms therein.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated and combined financial statements included in its annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”).
Certain prior year amounts have been reclassified to conform to the presentation as of and for the three months ended March 31, 2025. Refer to Note 20 for further information regarding the presentation of segment expenses.
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
Fair Value Option — The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. Refer to Note 7, “Fair Value Measurements” for additional information. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company elected the fair value option for the General Partner Notes Payable (as defined in Note 9). The carrying value of the General Partner Notes Payable represents the related General Partner lenders’ net asset value (“NAV”), in the respective fund and the General Partner lenders are entitled to receive distributions and carried interest. The NAV changes over time so marking the General Partner Notes Payable to fair value reflects these changes.
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
During the normal course of business, the Company makes short-term uncollateralized loans to the funds for asset acquisitions and working capital. The Company also has notes receivables with employees.
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

Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the condensed consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, which are based on asset valuations one quarter in arrears or current NAV for accrued performance allocations related to our managed perpetual REIT.
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
For certain equity method investments, the Company records its proportionate share of income on a three-month lag or current NAV for our managed perpetual REIT investment vehicle. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the condensed consolidated statements of cash flows under the nature of distribution approach.
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
Leases — The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company primarily enters into operating lease agreements, as the lessee, for office space and certain equipment. Operating leases are included in other assets and other liabilities in the condensed consolidated balance sheets. Certain leases include lease and non-lease components, which the Company accounts for separately. Lease right of use (“ROU”) assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Leases may include options to extend or terminate the lease which are included in the ROU assets and lease liability when they are reasonably certain of exercise. Lease ROU assets are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate based on information available at the inception date in determining the present value of future minimum lease payments. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the condensed consolidated statements of operations. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheets. Refer to Note 15, “Commitments and Contingencies” for additional information.
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of each of March 31, 2025 and December 31, 2024, the Company had goodwill of $233.6 million.
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
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of March 31, 2025, there were no indicators of goodwill impairment.
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
Other Asset Management and Property Income — Other asset management and property income comprises, among other things, interest on catch-up management fees, fees related to accounting, in-house legal and tax professional fees, which are generally billed on an hourly rate to various funds and properties managed by affiliates of the Company, and other miscellaneous fees.

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

Employee Compensation and Benefits — Employee compensation and benefits include salaries, bonuses (including discretionary awards), related benefits, share-based compensation, and cost of processing payroll. Bonuses are accrued over the employment period to which they relate. Equity-classified awards granted to employees that have a service condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of profits interests awards is determined using a Monte Carlo valuation at date of grant or date of modification when applicable. The fair value of Restricted Stock Units (“RSUs”) and Restricted Stock Awards is determined using the Company’s closing stock price on the grant date or date of modification. The Company recognizes compensation expense over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 18, “Share-Based Compensation and Profits Interests,” for additional information.
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
Income Taxes — The Company was incorporated as a corporation for U.S. federal income tax purposes is subject to U.S. federal and state income taxes on its share of taxable income generated by the Operating Company.
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

The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more likely than not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more likely than not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the condensed consolidated statements of operations. Refer to Note 13, “Income Taxes” for additional information.
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
Earnings (Loss) Per Share — Basic earnings (loss) per share is calculated by dividing net income(loss) available to our Class A common stockholders by the weighted-average number of our Class A common shares outstanding for the period.
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

Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in ASU 2023-07 were effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of December 31, 2024 using a retrospective approach for all prior periods presented. As a result, certain prior year expense disclosures have been recast to align with the identification of significant expenses and other segment items. Other than the additional disclosures provided in Note 20, the adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements of the Company or its results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires a public entity to disclose in its rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. The Company is in the process of conforming its rate reconciliation to the new disclosure requirements; however, it does not anticipate a material change to the consolidated financial statements.
In March 2024, the FASB issued ASU 2024-01, Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest or similar awards as compensation to employees or nonemployees in exchange for goods or services. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024 and can be applied (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar award. The Company has concluded the clarifications as outlined in ASU 2024-01 in relation to its outstanding profits interests awards is consistent with its historical accounting policies and therefore the adoption of ASU 2024-01 did not require any material change to the consolidated financial statements.

3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies”. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
FUND MANAGEMENT FEES	2025	2024
Funds	$57,620	$58,947
Joint ventures and separately managed accounts	1,688	2,158
Total fund management fees	$59,308	$61,105

	Three Months Ended March 31,
PROPERTY MANAGEMENT AND LEASING FEES	2025	2024
Multifamily	$7,955	$7,489
Seniors Housing	5,256	5,820
Office	1,382	4,056
Single-Family Rental	2,391	2,572
Total property management and leasing fees	$16,984	$19,937

	Three Months Ended March 31,
CONSTRUCTION MANAGEMENT FEES	2025	2024
Multifamily	$998	$1,096
Office	61	339
Seniors Housing	126	214
Other	104	48
Total construction management fees	$1,289	$1,697

	Three Months Ended March 31,
TRANSACTION FEES	2025	2024
Acquisition fees	$1,994	$5,721
Brokerage fees	1,199	1,079
Total transaction fees	$3,193	$6,800
For the three months ended March 31, 2025 and 2024, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of the Company’s revenue was derived from operations in the United States.
As of March 31, 2025 and December 31, 2024, the Company had $14.9 million and $17.3 million, respectively, of deferred revenues, which is included in other liabilities on the condensed consolidated balance sheets for the periods then ended. During the three months ended March 31, 2025, the Company recognized $11.4 million as revenue from amounts included in the deferred revenue balance as of December 31, 2024. The Company expects to recognize deferred revenues within a year of the balance sheet date.

For the three months ended March 31, 2025, the Company recognized a credit loss of $1.4 million primarily related to Bridge Office Fund LP (“BOF I”), and certain related joint ventures, as well as Bridge Office Fund II LP (“BOF II”). Of the $1.4 million credit loss, $0.7 million and $0.1 million is presented as a contra revenue in fund management fees and fund administration fees, respectively, which was related to fees recognized for BOF II in the first quarter of 2025. The remaining $0.6 million was related to receivables written off related to BOF I and BOF II and is included in general and administrative expenses on the consolidated statement of operations. The credit losses were the result of sustained unfavorable market conditions in the commercial office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets. The Company is no longer recognizing fund management fees or fund administration fees related to BOF I.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. The Company also holds common shares in a publicly traded company. As of March 31, 2025 and December 31, 2024, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2025
Common shares in publicly traded company	$152	$—	$(101)	$51
Exchange traded funds	3,245	23	—	3,268
Mutual funds	18,061	38	(21)	18,078
Total marketable securities	$21,458	$61	$(122)	$21,397

December 31, 2024
Common shares in publicly traded company	$152	$—	$(79)	$73
Exchange traded funds	3,141	23	(7)	3,157
Mutual funds	17,876	47	(34)	17,889
Total marketable securities	$21,169	$70	$(120)	$21,119
5.    INVESTMENTS
The Company has interests in 199 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of investments in real estate, credit, renewable energy and secondaries. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	March 31, 2025	December 31, 2024
Accrued performance allocations(1)	$327,150	$339,560

Other investments:
Partnership interests in Company-sponsored funds(2)	146,255	153,181
Investments in third-party partnerships(3)	15,780	15,364
Other(4)	12,801	12,615
Total other investments	$174,836	$181,160
(1)Represents various investment accounts held by the Bridge GPs for carried interest in Bridge-sponsored funds. There is a disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles. Investments are valued using NAV of the respective vehicle, which are based on asset valuations one quarter in arrears for our managed funds or current NAV for our managed perpetual REIT.
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
The Company recognized losses of $15.2 million and $52.9 million related to its accrued performance allocations and other investments for the three months ended March 31, 2025 and 2024, respectively, of which $7.7 million and $48.7 million, respectively, related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of March 31, 2025 and December 31, 2024, $58.7 million and $57.6 million, respectively, was payable to affiliates and is included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended.
Fair value of the accrued performance allocations related to our managed funds is reported on a three-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis. As a result, any changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts. The fair value of our managed perpetual REIT is based on the current period NAV.
The Company evaluates each of its equity method investments, excluding accrued performance allocations, to determine if any were significant as defined by the SEC. As of March 31, 2025 and December 31, 2024, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
6.    NOTES RECEIVABLE FROM AFFILIATES
As of March 31, 2025 and December 31, 2024, the Company had the following notes receivable from affiliates outstanding (in thousands):

	March 31, 2025	December 31, 2024
Bridge Office Fund II(1)	$18,375	$15,800
Bridge Office Holdings LLC	15,000	15,000
Bridge Single-Family Rental Fund IV	6,754	4,924
Bridge Seniors Housing Fund III(2)	2,350	—
Bridge Workforce and Affordable Housing Fund III LP	—	200
Total notes receivable from affiliates	$42,479	$35,924

Notes receivable from employees	5,224	5,954
Total notes receivable from affiliates	$47,703	$41,878
(1)     In April 2025, Bridge Office Fund II repaid $5.0 million of the outstanding balance on its note receivable.
(2)     In April 2025, Bridge Seniors Housing Fund III repaid the outstanding balance.
Interest on the notes receivable from affiliates accrued at a weighted-average fixed rate of 5.34% and 5.14% per annum as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company determined any reserve for credit losses related to our notes receivable from affiliates were immaterial. In making this determination management considered various factors, including the impact of challenged debt and equity capital markets that have persisted throughout 2024 and 2025, which have been particularly unfavorable in the commercial office sector. Management considered the impact of market conditions on the estimated fair values of the underlying assets, and determined the estimated fair values were sufficient to recover the corresponding notes receivable as of March 31, 2025. Management will continue to monitor the notes receivable from affiliates for potential credit losses as facts and circumstances change.

During 2025 and 2024, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers. As of March 31, 2025 and December 31, 2024, the aggregate outstanding principal amount outstanding was $5.2 million and $6.0 million, respectively. These employee notes receivable have staggered maturity dates beginning in 2025. Certain employee loans are interest-only for the first two years after origination. The employee notes receivable accrued interest at a weighted-average rate of 4.44% and 4.50% per annum as of March 31, 2025 and December 31, 2024, respectively.
As of each of March 31, 2025 and December 31, 2024, the Company had approximately $2.0 million of interest receivable outstanding, which is included in receivables from affiliates on the accompanying condensed consolidated balance sheets for the periods then ended.
7.    FAIR VALUE MEASUREMENTS
Equity Securities: Equity securities traded on a national securities exchange are stated at the last reported sales price as of the condensed consolidated balance sheet dates, March 31, 2025 and December 31, 2024. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the condensed consolidated balance sheet dates, March 31, 2025 and December 31, 2024. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the condensed consolidated balance sheet dates, March 31, 2025 and December 31, 2024. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
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

The following table presents assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
March 31, 2025
Assets:
Common shares in publicly traded company	$51	$—	$—	$—	$51
Exchange traded funds	3,268	—	—	—	3,268
Mutual funds	18,078	—	—	—	18,078
Accrued performance allocations	—	—	—	327,150	327,150
Partnership interests	—	—	—	162,035	162,035
Other investments	—	—	12,801	—	12,801
Total assets at fair value	$21,397	$—	$12,801	$489,185	$523,383

Liabilities:
General Partner Notes Payable	$—	$—	$—	$2,455	$2,455

December 31, 2024
Assets:
Common shares in publicly traded company	$73	$—	$—	$—	$73
Exchange traded funds	3,157	—	—	—	3,157
Mutual funds	17,889	—	—	—	17,889
Accrued performance allocations	—	—	—	339,560	339,560
Partnership interests	—	—	—	168,545	168,545
Other investments	—	—	12,615	—	12,615
Total assets at fair value	$21,119	$—	$12,615	$508,105	$541,839

Liabilities:
General Partner Notes Payable	$—	$—	$—	$2,782	$2,782
The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2024	$12,615
Purchases	186
Balance as of March 31, 2025	$12,801

Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
March 31, 2025:
Accrued performance allocations	$327,150	N/A

Partnership interests:
Company-sponsored open-end fund	$28,110	$—
Company-sponsored closed-end funds	118,145	8,671
Third-party closed-end funds	15,780	7,082
Total partnership interests	$162,035	$15,753

December 31, 2024:
Accrued performance allocations	$339,560	N/A

Partnership interests:
Company-sponsored open-end fund	$29,147	$—
Company-sponsored closed-end funds	124,034	9,994
Third-party closed-end funds	15,364	6,257
Total partnership interests	$168,545	$16,251
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
The following table presents the carrying amounts and estimated fair values of financial instruments reported at amortized cost (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
As of March 31, 2025:
Notes payable (private notes)	$—	$—	$428,782	$428,782	$450,000

As of December 31, 2024:
Notes payable (private notes)	$—	$—	$418,347	$418,347	$450,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. As of March 31, 2025, the discount rate range used in determining the fair value of the private notes was between 6.14% and 7.93%. An increase in market interest rates would decrease the estimated fair value of the private notes.

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
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. As of March 31, 2025, the Company’s SIR includes a layer of losses that the Company is responsible for satisfying after the properties have met their $250,000 deductible for each claim. That layer covers losses between $100,000 and $250,000, with an annual aggregate limit of $3.0 million. All losses above $250,000 are fully insured. With respect to winter freeze losses, the Company’s SIR is $100,000 per location and not to exceed $1.5 million in the aggregate for any one occurrence or $3.0 million in the aggregate if more than one location is involved. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover: 100% of the $5.0 million layer above all other risks deductibles and SIR, 100% of the $1.5 million per occurrence or $3.0 million in the aggregate for winter freeze deductible and SIR. All losses above $5.0 million are fully insured by multiple outside insurance carriers. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $100,000 deductibles and SIR of $250,000 as outlined above.
For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through March 31, 2025. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of March 31, 2025 and December 31, 2024, the Company had reserved $30.6 million and $21.3 million, respectively.
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $225,000 per individual per year and a maximum claim liability of $22.3 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of March 31, 2025 and December 31, 2024, the Company had reserved $2.7 million and $2.8 million, respectively.

9.    GENERAL PARTNER NOTES PAYABLE
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

		Fair Value
	Commitment	March 31, 2025	December 31, 2024
Bridge Seniors Housing Fund I	$4,775	$2,356	$2,681
Bridge Multifamily Fund III	9,300	99	101
Total	$14,075	$2,455	$2,782
The Company has no repayment obligation other than the return of capital and profit distributions, net of management fees and carried interest allocation of the respective fund.
10.    LINE OF CREDIT
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
As of March 31, 2025, the outstanding balance on the Credit Facility was $14.5 million with an interest rate in effect of approximately 6.49%. During the three months ended March 31, 2025, the Operating Company incurred interest expense of approximately $0.2 million and unused commitments fees of $0.1 million, respectively. During the three months ended March 31, 2024, the Operating Company incurred interest expense of approximately $1.1 million and unused commitments fees of $0.1 million, respectively.
Debt issuance costs related to the Credit Facility are included in other assets in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the Company was in full compliance with all debt covenants.
11.    NOTES PAYABLE
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
As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs were $2.5 million and $2.7 million, respectively, and the net carrying value of the Private Placement Notes was $447.5 million and $447.3 million, respectively. As of March 31, 2025, the Operating Company was in full compliance with all debt covenants.
The following table presents scheduled principal payments of the Private Placement Notes as of March 31, 2025 (in thousands):

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
During each of the three months ended March 31, 2025 and 2024, interest expense was $5.7 million.
12.    REALIZED AND UNREALIZED GAINS (LOSSES)
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
The following tables summarize net realized gains (losses) on investments and other financial instruments for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$(143)	$(7,062)	$(7,205)	$(1,814)	$(3,128)	$(4,942)
Investment in third-party partnerships	(76)	(136)	(212)	(145)	277	132
Other investments	—	—	—	—	272	272
Total realized and unrealized (losses) gains	$(219)	$(7,198)	$(7,417)	$(1,959)	$(2,579)	$(4,538)
13.    INCOME TAXES
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
The deferred income tax asset related to the TRA and the corresponding TRA liability as of March 31, 2025 was $74.2 million and $75.2 million, respectively, and $73.9 million and $73.7 million as of December 31, 2024, respectively. The increase in the TRA and corresponding TRA liability during the three months ended March 31, 2025 was primarily attributed to the redemption of Class A units, which is further described in Note 14.
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

For the three months ended March 31, 2025, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated AETR is impractical because it is not possible to reliably estimate the AETR. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believed that, at the time, the use of the discrete method was more appropriate than the AETR method as (i) the estimated AETR method was not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) small changes in the projected ordinary annual income would have resulted in significant changes in the AETR.
The Company’s estimated annual effective tax rate (“AETR”) was approximately 24.9% for the three months ended March 31, 2024.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
As of March 31, 2025, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next twelve months.
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
14.    SHAREHOLDERS’ EQUITY
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

Changes in Shareholders’ Equity and Non-Controlling Interests
Redemptions of Non-controlling Interest in Bridge Investment Group Holdings Inc.
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
During the three months ended March 31, 2025 and 2024, 490,000 and 915,555 Class A Units, respectively, were redeemed, with the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of March 31, 2025, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 231,857,899 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of March 31, 2025, 44,696,258 shares of our Class A common stock (including Restricted Stock) were outstanding, 79,142,364 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.
The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the three months ended March 31, 2025:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2024	33,214,512	8,524,846	79,321,482
Class A common stock issued - unitholder conversions	490,000	—	(179,118)
Class A restricted common stock issued	22,425	2,500,051
Class A restricted common stock forfeited	—	(55,576)	—
Class A restricted common stock vested	1,628,738	(1,628,738)	—
Balance as of March 31, 2025	35,355,675	9,340,583	79,142,364
Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the condensed consolidated statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the three months ended March 31, 2025 and 2024, the Company declared and paid the following dividends on our Class A common stock (dollar amounts in thousands, except per share data):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 14, 2025	March 28, 2025	$0.11	$4,889

March 8, 2024	March 22, 2024	$0.07	$2,582

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
Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three months ended March 31, 2025 and 2024, $3.2 million and $6.2 million, respectively, was distributed to the Operating Company’s members, and $15.5 million and $10.7 million, respectively, was distributed to non-controlling interests in the Operating Company.
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
As of March 31, 2025, the Company is the sole managing member of the Operating Company, and owns 44,696,258 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which represents 32% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.
The following table presents a reconciliation of the Operating Company’s Class A Units and Class B Units for the three months ended March 31, 2025:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2024	130,644,124	97,463,981
Issuance of Class A Units	1,270,461	—
Forfeiture of unvested Class A Units	(147)	—
Balance as of March 31, 2025	131,914,438	97,463,981
15.    COMMITMENTS AND CONTINGENCIES
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

The following table summarizes the Company’s leases as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Right-of-use assets, included in Other assets	$14,162	$15,147
Lease Liabilities, included in Other liabilities	16,628	17,759

Weighted-average remaining lease term (in years)	5.1	5.3
Weighted-average discount rate	4.99%	4.97%
The components of lease expense included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$1,250	$1,214
Variable lease costs	33	64
Total lease costs, included in general and administrative expenses	$1,283	$1,278

Cash paid for amounts included in the measurement of operating lease liabilities	$1,374	$1,299
As of March 31, 2025, the maturities of operating lease liabilities were as follows (in thousands):

2025 (excluding the three months ended March 31, 2025)	$3,841
2026	4,618
2027	3,954
2028	1,396
2029	1,308
Thereafter	4,275
Total lease liabilities	19,392
Less: Imputed interest	(2,764)
Total operating lease liabilities	$16,628
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

As of each of March 31, 2025 and December 31, 2024, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $203.2 million, of which $159.5 million is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of March 31, 2025, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of March 31, 2025, the Company has guaranteed a $10.1 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of March 31, 2025, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.
Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of March 31, 2025. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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
The Operating Company may provide guarantees to a lending institution for certain loans held by employees for investment in Bridge funds not to exceed $8.0 million. There were no outstanding loans guaranteed by the Operating Company under this program as of March 31, 2025.
16.    VARIABLE INTEREST ENTITIES
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $162.0 million and $168.5 million as of March 31, 2025 and December 31, 2024, respectively, which is included in other investments on the condensed consolidated balance sheets for the periods then ended.

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
The assets of the Operating Company’s consolidated VIEs totaled $1,115.4 million and $1,171.5 million as of March 31, 2025 and December 31, 2024, respectively, while the liabilities of the consolidated VIEs totaled $663.8 million and $673.8 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.
17.    RELATED PARTY TRANSACTIONS
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
Receivables from affiliates were comprised of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Fees receivable from non-consolidated funds	$16,524	$35,246
Payments made on behalf of and amounts due from non-consolidated entities	16,075	19,066
Total receivables from affiliates	$32,599	$54,312
For the three months ended March 31, 2025, the Company recognized a credit loss of $1.4 million primarily related to BOF I and BOF II. Of the $1.4 million credit loss, $0.7 million and $0.1 million is presented as a contra revenue in fund management fees and fund administration fees, respectively, and $0.6 million was related to receivables written off related to BOF I and II and is included in general and administrative expenses on the consolidated statement of operations. The credit losses were the result of sustained unfavorable market conditions in the commercial office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets. The Company is no longer recognizing fund management fees or fund administration fees related to BOF I.
Notes Receivable from Affiliates
As of March 31, 2025 and December 31, 2024, the Company had total notes receivable from affiliates of $47.7 million and $41.9 million, respectively. Refer to Note 6, “Notes Receivable from Affiliates” for additional information.

Due to Affiliates
As of March 31, 2025 and December 31, 2024, the Company had accrued $75.2 million and $73.7 million of due to affiliates, respectively, in connection with the TRA, which was included in due to affiliates on the condensed consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 13, “Income Taxes” for additional information.
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of March 31, 2025 and December 31, 2024, there was $0.5 million of declared distributions that had not yet been distributed to the Original Equity Owners.
18.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of our Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of our Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (including membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2025, the number of shares available under the 2021 Incentive Award Plan increased to 16,918,559. As of March 31, 2025, 5,584,667 shares remained available for future grants. Restricted Stock and RSUs issued before January 1, 2024 are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. Restricted Stock and RSUs issued on or after January 1, 2024 are subject to graded vesting with approximately one-quarter of such grants vesting on the first, second, third and fourth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.
The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the condensed consolidated statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. For the three months ended March 31, 2025, the Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $0.2 million. For the three months ended March 31, 2024, the Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $1.9 million.
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
During the three months ended March 31, 2025, 43,000 RSUs were issued at a weighted-average fair value per share of $8.40.
The following table summarizes Restricted Stock activity for the three months ended March 31, 2025:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2024	8,524,846	$15.02
Issued	2,500,051	8.40
Vested	(1,628,738)	16.59
Forfeited	(55,576)	11.75
Balance as of March 31, 2025	9,340,583	$12.99

The total value at grant date of Restricted Stock and RSUs granted during the three months ended March 31, 2025 was $21.0 million and $0.4 million, respectively. As of March 31, 2025, 9,340,583 shares of Restricted Stock and 186,037 RSUs were expected to vest with fair value of $89.5 million and $1.8 million, respectively.
As of March 31, 2025, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $52.5 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Profits Interests
The Operating Company issued profits interests in the Operating Company and certain Fund Managers in 2019, 2020, and 2021 to certain members of management to participate in the growth of the Operating Company and the respective Fund Managers. A holding company was formed for each of the Fund Managers to hold these profits interests. The holding company’s ownership equates from 5% to 40% of the related Fund Managers above a certain income and valuation threshold. The Operating Company issued two types of profits interests: (i) award shares and (ii) anti-dilutive shares. The fair value of these awards was determined using a Monte Carlo Valuation model. Each of the awards has an earnings threshold for distributions and equity appreciation. The grant date fair value of the profits interests awards are expensed over the vesting period. The award shares are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. The Operating Company also issued anti-dilutive awards to active partners. Since the anti-dilutive awards were fully vested, the Company recorded 100% of the fair value as share-based compensation in the year the anti-dilutive shares were granted. Certain of the 2019, 2020 and 2021 profits interests awards have been collapsed into shares of our Class A common stock and Class A Units.
As of March 31, 2025, the aggregate unrecognized compensation cost for all unvested profits interests awards was $17.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.
The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2025	2024
Profits interests award shares	$2,333	$3,158
Restricted Stock and RSUs	8,917	8,652
Total share-based compensation	$11,250	$11,810
As of March 31, 2025, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of March 31, 2025
	Total	Restricted Stock and RSUs	Profits Interests Awards
Remainder of 2025	$33,727	$26,631	$7,096
2026	24,200	17,922	6,278
2027	9,618	6,517	3,101
2028	2,028	1,391	637
2029	3	3	—
Total	$69,576	$52,464	$17,112

19.    (LOSS) EARNINGS PER SHARE
The following table presents our (loss) earnings per share for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	$(12,176)	$9,818
Less:
Income allocated to Restricted Stock and RSUs	—	(1,601)
Distributions on Restricted Stock and RSUs	(1,042)	(657)
Net (loss) income available to Class A common shareholders—Basic	$(13,218)	$7,560
Incremental net loss from assumed exchange of Class A units	—	(14,327)
Net income (loss) available to Class A common stockholders—Diluted	$(13,218)	$(6,767)

Denominator:
Weighted-average shares of Class A common stock outstanding—Basic	35,311,240	31,342,979
Incremental shares from assumed exchange of Class A units	—	97,324,375
Weighted-average shares of Class A common stock outstanding—Diluted	35,311,240	128,667,354

(Loss) earnings per share of Class A common stock—Basic	$(0.37)	$0.24
(Loss) earnings per share of Class A common stock—Diluted	$(0.37)	$(0.05)
Basic (loss) earnings per share is calculated by dividing earnings or losses available to our Class A common shareholders by the weighted-average number of our Class A common shares outstanding for the period. Restricted Stock and RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested Restricted Stock and RSUs have been excluded, as applicable, from earnings available to our Class A common stockholders used in basic and diluted earnings per share.
Diluted (loss) earnings per share of our Class A common stock is computed by dividing earnings available to Bridge Investment Group Holdings Inc., giving consideration to the reallocation of net income (loss) between holders of our Class A common stock and non-controlling interests, by the weighted-average number of shares of our Class A common stock outstanding adjusted to give effect to potentially dilutive securities, if any.
Shares of our Class B common stock do not share in the earnings or losses attributable to the Company and therefore are not participating securities. As a result, a separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been included.

20.    SEGMENT REPORTING
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

	Three Months Ended March 31,
	2025	2024
Total Revenues(1)	$96,296	$102,790
Total Investment Loss(1)	(7,698)	(48,701)
Less:
Employee compensation and benefits	64,860	62,840
Performance allocations compensation, realized	2,827	7,407
Performance allocations compensation, unrealized	1,090	3,178
General and administrative expenses	28,113	11,349
Interest expense	6,222	7,365
Other segment items(2)	23,089	(1,250)
Net loss	$(37,603)	$(36,800)
(1)     The reconciliation of Total Revenues and Total Investment Loss are presented on the consolidated statement of operations for the periods then ended.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this quarterly report on Form 10-Q, including the condensed consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our annual audited financial statements in our annual report on Form 10-K, filed with the SEC on March 7, 2025. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements. In addition, amounts and percentages in the tables below may reflect rounding adjustments and consequently totals may not appear to sum.
Overview
We are a leading alternative investment manager, diversified across specialized asset classes, with approximately $49.4 billion of AUM as of March 31, 2025. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and other alternative investments that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of global institutions and individual investors across our investment strategies.
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
For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on February 24, 2025. For additional information regarding risks and uncertainties associated with the Mergers, see Part I, Item 1A – “Risk Factors” included in our annual report on Form 10-K as filed with the SEC on March 7, 2025. There is no guarantee that the Mergers will be consummated.

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
•Our ability to generate strong, stable returns and retain investor capital throughout the market cycle. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, management fees and performance fees. Although our AUM and fees generated have grown significantly since our inception and particularly in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the real estate space in which we specialize, could negatively affect our future growth rate. Ongoing economic headwinds continue to put downward pressure on occupancy rates, valuations, transaction volumes and the availability of financing in the commercial office sector, which represented 3% of our AUM as of March 31, 2025. We are no longer collecting fund management fees or fund administration fees on Bridge Office Fund LP (“BOF I”), which prior to 2024 contributed $2.0 million to revenue on a quarterly basis. During 2024, we also began reserving fund management fees and fund administration fees for Bridge Office Fund II LP (“BOF II”), which amounted to $0.6 million and $0.1 million, respectively, for the three months ended March 31, 2025. We also have a $15.0 million outstanding unsecured loan to a subsidiary of BOF I, as well as a $18.4 million outstanding unsecured loan to BOF II, both of which we have determined to be recoverable as of March 31, 2025. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities. Our ability to retain and attract fund investors also depends on our ability to build and maintain strong relationships with both existing and new fund investors, many of whom place significant emphasis on an asset manager’s track record of strong fund performance and distributions. While we believe that our reputation for generating attractive risk-adjusted returns is favorable to our ability to continue to attract investors, we may face greater challenges in raising capital for new investment strategies as we continue to expand our market presence and asset classes.
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
Key Financial Measures
We manage our business using financial measures and key operating metrics that we believe reflect the productivity of our core investment activities. We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additional information regarding our significant accounting policies can be found in Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. Our key financial and operating measures are discussed below.

Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of March 31, 2025, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.50% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.
Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of March 31, 2025, we managed approximately 100% of the multifamily, single-family rental, workforce and affordable housing and net lease properties, 65% of the office properties, and 54% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.0% for multifamily properties, 2% to 5% for workforce and affordable housing properties, 5.75% to 9.5% for single-family rental properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the condensed consolidated statements of operations.
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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of March 31, 2025, we had approximately $18.0 billion of carry-eligible fee-earning AUM across approximately 57 funds and other vehicles, of which 20 were in accrued carried interest positions.
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
Performance allocations include the allocation of performance-based fees to us from limited partners in the funds in which we hold an equity interest. We are entitled to a performance allocation (typically 15% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 5% to 8%), in accordance with the terms set forth in the respective fund’s governing documents. Performance-based fees earned by our general partners from open-end funds are generally based on the investment returns, subject to preferred returns and/or high-watermarks, for the applicable measurement period of the open-end fund. Performance-based fees are measured and eligible to be received on a recurring basis and are not dependent on realization events from the underlying investments.
We account for our investment balances in the funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, performance allocations are not deemed to be within the scope of Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period or in the case of our managed perpetual REIT, the current period NAV. We record the amount of carried interest allocated to us as of each period end as accrued performance allocations in the condensed consolidated balance sheets. Performance allocations are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Performance allocations are subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life.
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
Share-Based Compensation. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our Company, certain employees are eligible to receive Class A restricted common stock (“Restricted Stock”), Restricted Stock Units (“RSUs”), and profits interests awards. Equity-classified awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The fair value of the Restricted Stock and RSUs awards are based upon our stock price on the grant date. The fair value for profits interests awards classified as equity is determined using a Monte Carlo valuation on the grant date or date of modification. We recognize compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence. Refer to Note 18, “Share-Based Compensation and Profits Interests,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information about equity awards.
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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 5.03%. The Credit Facility incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“Term SOFR”) and an unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. As of March 31, 2025, the interest rate on our Credit Facility was approximately 6.49%.
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
The following table presents a rollforward of our AUM for the three months ended March 31, 2025 and 2024 (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024
AUM as of beginning of period	$49,845	$47,702
New capital / commitments raised(1)	216	153
Distributions / return of capital(2)	(531)	(339)
Change in fair value and acquisitions(3)	(180)	513
AUM as of end of period	$49,350	$48,029
Increase	$(495)	$327
Increase %	(1.0)%	0.7%
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

Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The following table presents a rollforward of our total fee-earning AUM for the three months ended March 31, 2025 and 2024 (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024
Fee-earning AUM as of beginning of period	$22,306	$21,703
Increases (capital raised/deployment)(1)	397	375
Changes in fair market value	6	23
Decreases (liquidations/other)(2)	(727)	(148)
Fee-earning AUM as of end of period	$21,982	$21,953
(Decrease) increase	$(324)	$250
(Decrease) increase %	(1.5)%	1.2%
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
Fee-earning AUM was relatively flat as of March 31, 2025 compared to March 31, 2024, which was largely attributed to the timing of capital raising activities, deployment, the conversion of Newbury Fund III’s management fee basis from committed capital to NAV, and distributions between periods.

The following table summarizes the balances of fee-earning AUM by fund as of March 31, 2025 and 2024 and December 31, 2024 (in millions):

	As of March 31,		As of December 31,
	2025	2024	2024
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,427	$2,774	$2,750
Bridge Multifamily Fund V	2,239	2,239	2,239
Newbury Equity Partners Fund V	1,951	1,951	1,951
Bridge Opportunity Zone Fund IV	1,476	1,476	1,476
Bridge Workforce Fund II	1,429	1,373	1,428
Newbury Equity Partners Fund IV	1,408	1,408	1,408
Bridge Multifamily Fund IV	1,315	1,370	1,315
Bridge Opportunity Zone Fund III	997	1,019	997
Bridge Debt Strategies Fund V	873	87	523
Bridge Debt Strategies Fund III	792	840	840
Bridge Seniors Housing Fund II	782	782	782
Bridge Opportunity Zone Fund V	550	550	550
Bridge Workforce Fund I	496	545	496
Bridge Opportunity Zone Fund I	482	482	482
Bridge Logistics U.S. Venture II	454	40	544
Bridge Seniors Housing Fund I	364	615	411
Bridge Opportunity Zone Fund II	351	408	351
Newbury Equity Partners Fund III	348	883	381
Bridge Debt Strategies IV JV Partners	317	475	339
Bridge Logistics U.S. Venture I	297	305	297
Bridge Net Lease Industrial Income Fund	277	299	293
Bridge Agency MBS Fund	258	277	266
Tamina Homes, Inc (1)	240	—	255
Bridge Opportunity Zone Fund VI	235	191	235
Bridge Debt Strategies Fund II	234	246	240
Bridge Single-Family Rental Fund IV	233	233	233
Newbury Equity Partners Fund VI	232	200	226
Bridge Workforce Fund III	222	—	212
Bridge Multifamily Continuation Fund	190	190	190
Bridge Office III JV Partners	92	92	92
Bridge Debt Strategies III JV Partners	79	125	82
Bridge Office Fund II	76	163	162
Bridge Seniors Housing Fund III	57	68	57
Bridge Industrial Real Estate Income Trust	56	—	48
Bridge Office I JV Partners	51	51	51
Bridge Single-Family Rental Fund III	32	32	32
Bridge Solar Energy Development Fund I	24	16	20
Bridge Debt Strategies II JV Partners	17	117	18
Bridge Office II JV Partners	9	21	15
Bridge Debt Strategies V JV Partners	8	10	8

	As of March 31,		As of December 31,
	2025	2024	2024
Fee-Earning AUM by Fund
Bridge Workforce II JV Partners	7	—	7
Bridge Solar I JV Partners	5	—	4
Total Fee-Earning AUM	$21,982	$21,953	$22,306
Average remaining fund life of closed-end funds, in years	6.2	6.6	6.3
(1)    Tamina Homes, Inc. is a single-family rental fund managed by Bridge Single-Family Rental Fund Manager LLC, which is a subsidiary of the Company.
Undeployed Capital
As of March 31, 2025, we had $3.1 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $1.4 billion is currently fee-earning based on commitments and $1.7 billion will be fee-earning if and when it is deployed.
Our Performance
We have a demonstrated record of producing attractive returns for our fund investors across our platforms. Our historical investment returns for our closed-end funds by platform are shown in the chart below (dollar amounts in millions):

	Investment Performance Summary as of March 31, 2025
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2013)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Apr 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	904	2,004	—	N/A	2,004	2.22x	18.4%	17.9%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,641	1,544	670	2,129	1.77x	2,799	1.81x	11.2%	11.1%
Bridge Multifamily V (Jul 2021, to present)	2,257	1,824	1,452	76	1,081	0.80x	1,157	0.80x	(15.4)%	(14.3)%
Bridge MF Continuation Vehicle (N/A)	201	229	188	5	247	1.34x	252	1.34x	15.6%	15.7%
Total Multifamily Funds(12)	$5,680	$3,694	$4,842	$4,300	$3,457	1.28x	$7,757	1.60x	13.1%	12.8%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$523	$602	$411	$706	1.78x	$1,117	1.86x	10.2%	10.2%
Bridge Workforce Housing II (Aug 2020, Aug 2024)	1,741	1,726	1,480	189	1,400	1.07x	1,589	1.07x	(0.6)%	(0.4)%
Total Workforce & Affordable Housing Funds(12)	$2,360	$2,249	$2,082	$600	$2,106	1.26x	$2,706	1.30x	4.9%	5.0%

Secondaries
Newbury Equity Partners I (Sep 2006, Mar 2013)	$702	$—	$631	$1,044	$11	1.63x	$1,054	1.67x	8.2%	8.1%
Newbury Equity Partners II (Oct 2009, Oct 2015)	1,024	—	860	1,532	77	1.74x	1,609	1.87x	14.8%	14.7%
Newbury Equity Partners III (Jul 2013, Mar 2019)	1,102	—	989	1,425	368	1.79x	1,794	1.81x	13.9%	12.3%
Newbury Equity Partners IV (May 2017, Feb 2023)	1,447	671	1,297	1,002	1,394	1.88x	2,396	1.85x	14.0%	12.0%
Newbury Equity Partners V (Nov 2019, to present)	2,000	1,567	1,716	379	1,989	1.37x	2,367	1.38x	9.8%	8.3%
Total Secondaries Funds(12)	$6,275	$2,238	$5,494	$5,382	$3,839	1.64x	$9,221	1.68x	11.9%	11.1%

	Investment Performance Summary as of March 31, 2025
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)

Single-Family Rental
Bridge SFR Predecessor Fund I (Jan 2013, Jan 2015)	$51	$—	$47	$165	$—	N/A	$165	3.53x	15.7%	15.7%
Bridge SFR Predecessor Fund II (Jan 2015, Jan 2017)	90	—	81	233	—	N/A	233	2.88x	16.5%	16.5%
Bridge SFR Predecessor Fund III (Aug 2019, Aug 2022)	34	46	31	19	47	2.15x	66	2.15x	13.4%	13.4%
Bridge Single-Family Rental IV (Jan 2022, to present)	150	183	150	9	202	1.39x	211	1.41x	9.5%	9.0%
Total Single-Family Rental Funds(12)	$324	$228	$309	$426	$249	1.53x	$675	2.19x	15.2%	15.0%

Opportunity Zone
Opportunity Zone I (Apr 2019, Dec 2019)	$509	$713	$551	$64	$438	0.91x	$502	0.91x	(4.0)%	(3.8)%
Opportunity Zone II (Nov 2019, Jun 2020)	441	608	452	26	369	1.01x	396	0.88x	(4.4)%	(4.3)%
Total Opportunity Zone Fund(12)	$950	$1,321	$1,003	$91	$807	0.95x	$898	0.90x	(4.2)%	(4.0)%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$800	$643	$218	$21	0.39x	$239	0.37x	***	***
Bridge Office II (Dec 2019, Dec 2022)	208	249	251	84	102	0.74x	186	0.74x	(21.3)%	(18.1)%
Total Office Funds(12)	$781	$1,049	$894	$302	$123	0.56x	$425	0.48x	***	***

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$930	$809	$543	$226	0.74x	$769	0.95x	(4.1)%	(4.0)%
Bridge Seniors II (Mar 2017, Mar 2020)	820	983	822	398	515	1.16x	913	1.11x	(0.8)%	(0.6)%
Bridge Seniors III (Nov 2020, to Nov 2024	48	46	35	5	46	1.49x	51	1.49x	6.3%	6.2%
Total Seniors Housing Funds(12)	$1,446	$1,959	$1,666	$946	$787	1.01x	$1,733	1.04x	(2.2)%	(2.1)%

Logistics Value
Bridge Logistics Value I (Nov 2021, to present)	$336	$387	$309	$—	$309	1.00x	$309	1.00x	(2.6)%	(1.1)%
Total Logistics Value Fund	$336	$387	$309	$—	$309	1.00x	$309	1.00x	(2.6)%	(1.1)%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	N/A	$264	1.21x	5.9%	5.9%
Bridge Debt II (July 2016, July 2019)	1,002	234	2,854	3,097	160	1.01x	3,257	1.14x	7.1%	7.0%
Bridge Debt III (May 2018, May 2021)	1,624	753	7,033	7,060	731	1.16x	7,791	1.11x	8.7%	8.6%
Bridge Debt IV (Nov 2020, Nov 2024)	2,888	2,597	11,056	9,631	2,420	1.23x	12,051	1.09x	9.3%	8.9%
Total Debt Strategies Funds(12)	$5,646	$3,584	$21,162	$20,052	$3,311	1.20x	$23,363	1.10x	8.4%	8.2%
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

Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenues

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2025	2024
Revenues:
Fund management fees	$59,308	$61,105	$(1,797)	(3%)
Property management and leasing fees	16,984	19,937	(2,953)	(15%)
Construction management fees	1,289	1,697	(408)	(24%)
Development fees	1,046	831	215	26%
Transaction fees	3,193	6,800	(3,607)	(53%)
Fund administration fees	4,860	5,058	(198)	(4%)
Insurance premiums	5,786	4,697	1,089	23%
Other asset management and property income	3,830	2,665	1,165	44%
Total revenues	$96,296	$102,790	$(6,494)	(6%)
Fund Management Fees. Our fee-earning AUM was relatively flat as of March 31, 2025 compared to March 31, 2024, which was largely attributed to the timing of capital raising activities, deployment, the conversion of Newbury Fund III’s management fee basis from committed capital to NAV, and the timing of distributions between periods. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.34% as of March 31, 2025 compared to 1.35% as of March 31, 2024.
Fund management fees decreased by $1.8 million, or 3%, primarily due to the timing of dispositions by Bridge Debt Strategies Fund II and Seniors Housing Fund I, the conversion of Newbury Fund III’s management fee basis from committed capital to NAV in the third quarter of 2024, as well as the timing of placement agent fees. These factors contributed to a $3.8 million decrease in fund management fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. These decreases were partially offset by a $2.0 million increase in recurring fees primarily from deployment by Bridge Debt Strategies Fund V and Bridge Logistics U.S Venture II, whose fees are based on invested capital, and the timing of capital raising for Bridge Workforce and Affordable Housing Fund III, which launched in the second quarter of 2024.
Property Management and Leasing Fees. Property management and leasing fees decreased by $3.0 million, or 15%, primarily due to a reduction in the amount of leasing commissions recognized for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as well as a reduction in the number of commercial office and seniors housing properties managed. These decreases were partially offset by additional fees, which were primarily attributed to an increase in the number of multifamily, workforce and affordable housing and opportunity zone properties managed.
Construction Management Fees. Construction management fees decreased by $0.4 million, or 24%, primarily due to the timing of projects for commercial office and multifamily housing properties, which is driven by the volume of real estate asset acquisitions during the past 12 months. For assets acquired with value-add opportunities, the majority of the exterior construction is completed within the first year after acquisition.
Transaction Fees. Transaction fees decreased by $3.6 million, or 53%, primarily driven by a reduction in due diligence fees recognized for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was attributed to the timing of deployment of capital in our development, workforce and affordable housing, and multifamily equity funds.
Fund Administration Fees. Fund administration fees decreased by $0.2 million, or 4%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, largely due to the timing of credit losses recognized related to BOF I and BOF II between periods.

Insurance Premiums. Insurance premiums increased by $1.1 million, or 23%, largely due to an increase in property and general liability premiums during 2025 compared to 2024.
Other Asset Management and Property Income. Other asset management and property income increased by $1.2 million, or 44%, primarily due to the timing of rebates received as well as additional accounting, legal and tax services fees provided during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Investment income (loss)

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2025	2024
Investment income (loss):
Performance allocations:
Realized	$4,712	$12,969	$(8,257)	(64)%
Unrealized	(12,410)	(61,670)	49,260	80%
Total investment income (loss)	$(7,698)	$(48,701)	$41,003	(84)%
Performance Allocations. Net performance allocations increased by $41.0 million, or 84%. The following table reflects our carried interest and incentive fees by fund (in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Realized	Unrealized	Realized	Unrealized
BDS III GP	$—	$(11,521)	$592	$(1,359)
BMF IV GP	—	(4,206)	—	(38,955)
BWH I GP	—	(2,564)	—	(9,314)
BMF CV GP	—	(1,446)	—	(1,393)
NEP VI GP	—	(777)	—	—
BSFR IV GP	—	(618)	—	(1,561)
BDS V GP	758	(72)	—	—
BIGi Trust GP	—	(36)	—	—
BMF III GP	—	(23)	—	(129)
NEP V GP(1)	—	(15)	—	31
BLD GP	—	(12)	—	—
BOF III GP	—	—	—	23
BNLI GP	—	97	—	165
BSH III GP	—	137	—	52
BDS II GP	—	1,753	96	(11,148)
BAMBS GP	—	2,330	—	1,155
BDS IV GP	3,954	4,563	12,281	763
Total	$4,712	$(12,410)	$12,969	$(61,670)
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount will be retained by the Company.
For the three months ended March 31, 2025 and 2024, the realized performance income allocations were primarily related to the timing of tax distributions in Bridge Debt Strategies Funds II, III, IV and V between periods.

The unrealized performance income (loss) allocation is recorded one quarter in arrears, and as such the performance allocation loss for the three months ended March 31, 2025 and 2024 reflects asset valuations as of December 31, 2024 and 2023, respectively. The change in unrealized performance allocations was largely due to the underlying market fundamentals during 2024, which contributed to the depreciation of properties within our multifamily, workforce and affordable housing funds and credit funds, and includes the reversal of realized performance allocation income.
Expenses

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2025	2024
Expenses:
Employee compensation and benefits	$64,860	$62,840	$2,020	3%
Performance allocations compensation:
Realized	2,827	7,407	(4,580)	(62)%
Unrealized	1,090	3,178	(2,088)	(66)%
Loss and loss adjustment expenses	11,345	2,682	8,663	323%
Third-party operating expenses	2,674	4,037	(1,363)	(34)%
General and administrative expenses	28,113	11,349	16,764	148%
Depreciation and amortization	4,800	5,437	(637)	(12)%
Total expenses	$115,709	$96,930	$18,779	19%
Employee Compensation and Benefits. Employee compensation and benefits increased by $2.0 million, or 3%, largely due to a net increase of $2.6 million in salaries and benefits attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation. These increases were partially offset by a net decrease of $0.6 million in share-based compensation expense related to timing of profits interest awards granted and the vesting of historical awards.
Performance Allocations Compensation. Performance allocations compensation decreased by $6.7 million, or 63%, primarily due to a $2.1 million decrease in unrealized performance allocation compensation and a decrease of $4.6 million due to realized performance allocation awards, which is directly correlated to our performance allocation income (loss) during the three months ended March 31, 2025 compared to performance allocation income (loss) during the three months ended March 31, 2024.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $8.7 million, or 323%, primarily due to losses associated with claims in our captive insurance company during 2025, which resulted in an increase in our incurred but not reported reserves. The remaining increase was attributed to rising costs (correlated with an increase in insurance premiums) and property losses, which are subject to stop loss amounts.
Third-Party Operating Expenses. Third-party operating expenses decreased by $1.4 million, or 34%, primarily due to a reduction in the number of seniors housing properties managed due to fund level dispositions as well as a reduction in leasing commissions attributed to the timing of leasing activity.
General and Administrative Expenses. General and administrative expenses increased by $16.8 million, or 148%, primarily due to $16.6 million of non-recurring transactions costs incurred in connection with the entry into the Merger Agreement as well as a $0.6 million credit loss write offs related to BOF I and BOF II. These increases were partially offset by a net decrease in consolidated fund-level expenses and a general reduction in overhead expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Depreciation and Amortization. Depreciation and amortization decreased by $0.6 million, or 12%, primarily attributed to additional amortization for the three months ended March 31, 2024 compared to three months ended March 31, 2025 due to the timing of depreciable lives of the underlying assets.

Other (expense) income

	Three Months Ended March 31,		Amount Change	% Change
(in thousands)	2025	2024
Other (expense) income
Realized and unrealized gains (losses), net	$(7,478)	$(4,230)	$(3,248)	77%
Interest income	3,853	5,790	(1,937)	(33)%
Interest expense	(6,222)	(7,365)	1,143	(16)%
Total other expense	$(9,847)	$(5,805)	$(4,042)	70%
Realized and Unrealized (Losses) Gains, Net. Net realized and unrealized losses was $7.5 million for the three months ended March 31, 2025 compared to $4.2 million for the three months ended March 31, 2024, which was primarily attributed to depreciation recognized on certain other investments during 2025 and the timing of realized losses recognized in 2024 that did not reoccur in 2025.
Interest Income. Interest income decreased by $1.9 million, or 33%, which was largely due to the timing of distribution income from our interests in Newbury Funds II, III, IV and V.
Interest Expense. Interest expense decreased by $1.1 million, or 16%, which was largely attributed to a lower weighted-average outstanding balance on the Credit Facility in 2025 compared to 2024.
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

	Three Months Ended March 31,
	2025	2024
Non-controlling interests related to General Partners - realized	$654	$2,448
Non-controlling interests related to General Partners - unrealized	(9,348)	(42,143)
Non-controlling interests related to Fund Managers	(4,447)	(2,226)
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(13,141)	$(41,921)
Net Income (Loss) Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $12.3 million and net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $4.7 million during the three months ended March 31, 2025 and 2024, respectively.
Income tax (expense) benefit
Income tax expense was $0.6 million for the three months ended March 31, 2025 as compared to an income tax benefit of $11.8 million for the three months ended March 31, 2024, which was primarily due to the amount and timing of the reversal of unrealized accrued performance allocations between periods.

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

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(37,603)	$(36,800)
Income tax expense (benefit)	645	(11,846)
Loss before provision for income taxes	(36,958)	(48,646)
Depreciation and amortization	4,800	5,437
Impact of fund consolidation	(67)	335
Less: Unrealized performance allocations	12,410	61,670
Plus: Unrealized performance allocations compensation	1,090	3,178
Less: Unrealized losses (gains), net	7,509	1,868
Plus: Share-based compensation	11,250	11,810
Plus: Transaction and non-recurring costs(1)	17,316	642
Less: Cash (loss) income attributable to non-controlling interests in subsidiaries	278	(1,675)
Less: Net realized performance allocations attributable to non-controlling interests	(653)	(2,448)
Distributable Earnings attributable to the Operating Company	16,975	32,171
Realized performance allocations and incentive fees	(4,712)	(12,969)
Realized performance allocations and incentive fees compensation	2,827	7,407
Net realized performance allocations to non-controlling interests	653	2,448
Net insurance loss	5,559	(2,015)
Net investment and interest (income) expense and realized (gain) loss	3,263	6,901
Plus: Fee related loss attributable to non-controlling interests in subsidiaries	(1,174)	(719)
Total Fee Related Earnings	23,391	33,224
Total Fee Related Earnings attributable to non-controlling interests	1,174	719
Total Fee Related Earnings attributable to the Operating Company	$24,565	$33,943
(1)    Transaction costs and non-recurring expenses represent transaction costs primarily related to the entry into the Merger Agreement, severance and additional credit loss reserves written off related to BOF I, II and III during 2025 and 2024.

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Fund-level fee revenues
Fund management fees	$59,308	$61,184
Transaction fees	3,193	6,800
Total net fund-level fee revenues	62,501	67,984
Net earnings from Bridge property operators	415	2,737
Development fees	1,046	831
Fund administration fees	4,860	5,132
Other asset management and property income	3,821	2,665
Fee Related Revenues	72,643	79,349
Cash-based employee compensation and benefits	(41,838)	(39,909)
Net administrative expenses	(7,414)	(6,216)
Fee Related Expenses	(49,252)	(46,125)
Total Fee Related Earnings	23,391	33,224
Total Fee Related Earnings attributable to non-controlling interests	1,174	719
Total Fee Related Earnings to the Operating Company	24,565	33,943
Realized performance allocations and incentive fees	4,712	12,969
Realized performance allocations and incentive fees compensation	(2,827)	(7,407)
Net realized performance allocations attributable to non-controlling interests	(653)	(2,448)
Net insurance income	(5,559)	2,015
Net investment and interest income (expense) and realized gain (loss)	(3,263)	(6,901)
Distributable Earnings attributable to the Operating Company	$16,975	$32,171

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our condensed consolidated statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators. The following table sets forth these components for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Fund management fees	$59,308	$61,184
Impact of fund consolidation	—	(79)
Total fund management fees	$59,308	$61,105

Cash-based employee compensation and benefits	$41,838	$39,909
Compensation expense of Bridge property operators	11,772	11,121
Share-based compensation	11,250	11,810
Employee compensation and benefits	$64,860	$62,840

Administrative expenses, net of Bridge property operators	$7,414	$6,216
Administrative expenses of Bridge property operators	3,421	3,738
Transaction and non-recurring costs	17,316	642
Impact of fund consolidation	(38)	753
General and administrative expenses	$28,113	$11,349

Unrealized (losses) gains	$(7,509)	$(1,868)
Net investment and interest income (expense) and realized gain (loss)	(3,263)	(6,901)
Non-FRE income attributable to non-controlling interest in subsidiaries	896	2,393
Impact of fund consolidation	29	571
Total other expense	$(9,847)	$(5,805)

Cash income attributable to non-controlling interests in subsidiaries	$(1,174)	$(720)
Non-cash income attributable to non-controlling interest in subsidiaries	(4,168)	(3,319)
Non-FRE income attributable to non-controlling interest in subsidiaries	896	2,396
Impact of fund consolidation	—	(583)
Realized performance allocations attributable to non-controlling interests	653	2,448
Unrealized performance allocations attributable to non-controlling interests	(9,348)	(42,143)
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(13,141)	$(41,921)

Fee Related and Distributable Earnings Related to the Operating Company
Total Fee Related Earnings to the Operating Company decreased by $9.4 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, while Distributable Earnings to the Operating Company decreased by $15.2 million, or 47%, during the same period due to the following:
•Total fee related revenues decreased by $6.7 million, or 8%, principally due to:
◦Fund management fees decreased by $1.9 million, or 3%, primarily due to the timing of dispositions by Bridge Debt Strategies Fund II and Seniors Housing Fund I and the conversion of Newbury Fund III’s management fee basis from committed capital to NAV, which was partially offset by an increase in recurring fees from deployment by Bridge Debt Strategies Fund V and Bridge Logistics U.S Venture II as well as the timing of capital raising for Bridge Workforce and Affordable Housing Fund III; and
◦Transaction fees decreased by $3.6 million, or 53%, primarily due to an timing of real estate transactions for development, workforce and affordable housing, and multifamily properties.
•Net earnings from Bridge property operators decreased by $2.3 million, or 85%, driven by a reduction in the property management fees from the number of internally managed seniors housing and commercial office properties as well as a reduction in construction and leasing fees as of March 31, 2025 compared to March 31, 2024, partially offset by an increase in compensation expenses.
•Other asset management and property income increased by $1.2 million, or 43%, which was attributed to additional accounting service fees and rebates received during 2025.
•Fee related expenses increased by $3.1 million, or 7%, principally due to an increase in cash-based employee compensation and benefits of $1.9 million, or 5%, which is primarily attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation.
•Net of related compensation, realized performance allocations and incentive fees decreased by $3.7 million, or 66%, compared to 2024, primarily due to the timing of realizations in Bridge Debt Strategies Funds II, III, IV and V compared to 2024.
•Net insurance (loss) income increased $7.6 million, or 376%, primarily due to losses associated with claims in our captive insurance company during 2025.
•Net investment and interest income (expense) and realized gain (loss) decreased $3.6 million, or 53%, largely due to a realized loss recognized in the first quarter of 2024 related to our redemption of interest in Agency MBS Fund that did not reoccur, a decrease in distribution income from our Newbury funds, and a decrease in interest expense. These decreases were partially offset by a reduction in interest income due to a lower weighted-average cash balance during the first quarter of 2025 compared to the first quarter of 2024.
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

As of March 31, 2025 and December 31, 2024, we had total assets of $1,183.3 million and $1,247.4 million, respectively, which included $65.1 million and $90.6 million of cash and cash equivalents, respectively, and total liabilities of $728.1 million and $741.5 million, respectively. As of March 31, 2025, $14.5 million was outstanding under the Credit Facility, with $150.0 million of available capacity. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.
Ongoing sources of cash include (a) fund management and fund administration fees and property management and leasing fees, which are collected monthly or quarterly, (b) transaction fee income, and (c) borrowings under our Credit Facility. In the future, we will also evaluate opportunities, based on market conditions, to access the capital markets. We use cash flow from operations to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and to make distributions to our equity holders.
We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to investors in our funds that are not reflected in our condensed consolidated financial statements. Refer to Note 15, “Commitments and Contingencies” and Note 16, “Variable Interest Entities” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information on commitments and contingencies and variable interest entities, respectively.
The following table presents a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(8,948)	$25,089
Net cash (used in) provided by investing activities	(7,951)	13,713
Net cash used in financing activities	(9,267)	(33,752)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(26,166)	$5,050
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
For the three months ended March 31, 2025 — cash used in operating activities was $8.9 million, primarily driven by a net loss during the period of $37.6 million and cash used for operating assets and liabilities of $10.6 million, which was partially offset by adjustments for non-cash items of $39.3 million. Adjustments for non-cash items primarily consisted of a $12.4 million reversal of unrealized performance allocations, $11.3 million of share-based compensation, $7.5 million of equity in income of investments and $4.8 million of depreciation and amortization.
For the three months ended March 31, 2024 — cash provided by operating activities was $25.1 million, primarily consisting of adjustments for non-cash items of $88.2 million offset by a net loss during the period of $36.8 million and cash used for operating assets and liabilities of $26.3 million. Adjustments for non-cash items primarily consisted of a $61.7 million reversal of unrealized performance allocations, $11.8 million of share-based compensation, and $5.2 million of equity in income of investments and $5.4 million of depreciation and amortization, which was partially offset by a reduction of $3.2 million in unrealized accrued performance allocations compensation.
Investing Activities
Our investing activities primarily consist of lending to affiliate entities and investing activities related to our other investments.

For the three months ended March 31, 2025 — net cash used in investing activities of $8.0 million primarily consisted of $9.9 million in issuances of notes receivable related to our lending activities to affiliate entities and $2.4 million used for purchases of investments. The decreases were partially offset by cash receipts of $3.5 million from the collections of notes receivable.
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
For the three months ended March 31, 2025 — net cash used in financing activities of $9.3 million was largely due to $18.6 million of distributions paid to non-controlling interests and $4.9 million of dividends paid to our Class A common stockholders. These decreases were partially offset by net draws of $14.5 million on our Credit Facility.
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

The interest rate in effect for the Credit Facility as of March 31, 2025 was approximately 6.49%. As of March 31, 2025, $14.5 million was outstanding on the Credit Facility.
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
Debt Covenants
As of March 31, 2025 and December 31, 2024, the Company was in full compliance with all debt covenants.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024 and Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2025.
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
Interest Rate Risk
As of March 31, 2025, we had cash of $1.4 million deposited in non-interest bearing accounts and $63.7 million deposited in an interest-bearing account, with limited to no interest rate risk. In addition, our Credit Facility bears interest based on a margin over Term SOFR (see the disclosures contained in “—Corporate Credit Facilities”). Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered equity securities sold from January 1, 2025 to March 31, 2025, other than as previously disclosed in our current reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
2.1**	Agreement and Plan of Merger, dated as of February 23, 2025, by and among Bridge Investment Group Holdings Inc., Bridge Investment Group Holdings LLC, Apollo Global Management, Inc., Aspen PubCo Merger Sub I, Inc., Aspen Second Merger Sub, LLC, and solely for purposes of Section 6.16 thereof, Adam O’Farrell.**	8-K	2/24/2025	2.1
3.1	Amended and Restated Certificate of Incorporation of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.1
3.2	Amended and Restated Bylaws of Bridge Investment Group Holdings Inc.	10-Q	8/17/21	3.2
10.1	Second Amended and Restated Tax Receivable Agreement, dated as of February 23, 2025, by and among Apollo Global Management Inc., Bridge Investment Group Holdings Inc., Bridge Investment Group Holdings LLC and each of the Members from time to time party thereto.	8-K	2/24/2025	10.1
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.SCH*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.CAL*	Inline XBRL Taxonomy Extension Schema Document				X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: May 9, 2025	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Katherine Elsnab
Katherine Elsnab
Chief Financial Officer (Principal Financial Officer)