Form 10-Q
period 2025-06-30
Bridge Investment Group Holdings Inc.
filed 2025-08-08
CIK 1854401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, the registrant had 47,380,206 shares of Class A common stock ($0.01 par value per share) outstanding and 77,153,583 shares of Class B common stock ($0.01 par value per share) outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$72,819	$90,599
Restricted cash	11,234	11,832
Marketable securities, at fair value	14,678	21,119
Receivables from affiliates	35,715	54,312
Notes receivable from affiliates	43,409	41,878
Other assets	70,808	75,057
Other investments	174,757	181,160
Accrued performance allocations	328,616	339,560
Intangible assets, net	114,968	123,139
Goodwill	233,584	233,584
Deferred tax assets, net	77,376	75,142
Total assets	$1,177,964	$1,247,382
Liabilities and equity
Accrued performance allocations compensation	$59,104	$57,610
Accrued compensation and benefits	34,918	53,215
Accounts payable and accrued expenses	38,944	39,188
Due to affiliates	78,178	73,693
General Partner Notes Payable, at fair value	2,222	2,782
Insurance loss reserves	25,275	21,260
Self-insurance reserves	1,911	2,844
Other liabilities	35,416	43,565
Notes payable	447,690	447,325
Total liabilities	$723,658	$741,482
Commitments and contingencies (Note 15)	—	—
Shareholdersʼ equity:
Preferred stock, $0.01 par value, 20,000,000 authorized; 0 issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, 500,000,000 authorized; 46,570,329 and 41,739,358 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	466	417
Class B common stock, $0.01 par value, 231,857,899 authorized; 77,322,973 and 79,321,482 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	773	793
Additional paid-in capital	113,471	104,397
Accumulated deficit	(39,818)	(22,449)
Accumulated other comprehensive income	124	265
Bridge Investment Group Holdings Inc. equity	75,016	83,423
Non-controlling interests in Bridge Investment Group Holdings LLC	229,361	248,365
Non-controlling interests in Bridge Investment Group Holdings Inc.	149,929	174,112
Total equity	454,306	505,900
Total liabilities and equity	$1,177,964	$1,247,382
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Fund management fees	$58,465	$61,453	$117,773	$122,558
Property management and leasing fees	16,693	17,763	33,686	37,700
Construction management fees	1,705	1,814	2,994	3,511
Development fees	1,038	828	2,084	1,659
Transaction fees	4,816	6,404	8,009	13,204
Fund administration fees	4,845	4,579	9,705	9,636
Insurance premiums	5,811	6,405	11,597	11,102
Other asset management and property income	3,166	5,514	6,996	8,179
Total revenues	96,539	104,760	192,844	207,549
Investment income (loss):
Performance allocations:
Realized	4,872	7,063	9,584	20,032
Unrealized	1,466	18,533	(10,944)	(43,138)
Total investment income (loss)	6,338	25,596	(1,360)	(23,106)
Expenses:
Employee compensation and benefits	61,472	62,681	126,332	125,521
Performance allocations compensation:
Realized	3,396	3,748	6,223	11,156
Unrealized	404	(1,150)	1,494	2,027
Loss and loss adjustment expenses	5,952	4,436	17,297	7,118
Third-party operating expenses	2,562	3,476	5,244	7,512
General and administrative expenses	18,232	9,397	46,344	20,747
Depreciation and amortization	4,741	4,510	9,541	9,946
Total expenses	96,759	87,098	212,475	184,027
Other (expense) income:
Realized and unrealized (losses) gains, net	(1,835)	(3,273)	(9,313)	(7,503)
Interest income	4,203	4,351	8,056	10,141
Interest expense	(6,232)	(6,846)	(12,454)	(14,210)
Total other expense	(3,864)	(5,768)	(13,711)	(11,572)
Income (loss) before provision for income taxes	2,254	37,490	(34,702)	(11,156)
Income tax benefit (expense)	538	(9,996)	(108)	1,851
Net income (loss)	2,792	27,494	(34,810)	(9,305)
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings LLC	1,898	13,825	(11,243)	(28,095)
Net income (loss) attributable to Bridge Investment Group Holdings LLC	894	13,669	(23,567)	18,790
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	1,376	16,100	(10,910)	11,403
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	$(482)	$(2,431)	$(12,657)	$7,387
(Loss) earnings per share of Class A common stock (Note 19)
Basic	$(0.01)	$(0.11)	$(0.38)	$0.18
Diluted	$(0.01)	$(0.11)	$(0.38)	$0.07
Weighted-average shares of Class A common stock outstanding (Note 19)
Basic	35,889,995	32,461,347	35,602,217	31,902,163
Diluted	35,889,995	32,461,347	35,602,217	128,679,597
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$2,792	$27,494	$(34,810)	$(9,305)
Other comprehensive (loss) income—foreign currency translation adjustments, net of tax	(129)	78	(141)	27
Total comprehensive income (loss)	2,663	27,572	(34,951)	(9,278)
Less: comprehensive income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings LLC	1,898	13,825	(11,243)	(28,095)
Comprehensive income (loss) attributable to Bridge Investment Group Holdings LLC	765	13,747	(23,708)	18,817
Less: comprehensive income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings Inc.	1,376	16,100	(10,910)	11,403
Comprehensive (loss) income attributable to Bridge Investment Group Holdings Inc.	$(611)	$(2,353)	$(12,798)	$7,414
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of March 31, 2025	$447	$791	$111,218	$(39,516)	$253	$232,143	$149,791	$455,127
Net income (loss)	—	—	—	(482)	—	1,898	1,376	2,792
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	19	(18)	(3,680)	—	—	—	—	(3,679)
Capital contributions from non-controlling interests	—	—	—	—	—	347	—	347
Repurchase of non-controlling interests	—	—	(418)	—	—	(15)	—	(433)
Share-based compensation, net of forfeitures	—	—	4,691	—	—	94	5,220	10,005
Expense related to dividends paid on forfeited shares	—	—	—	180	—	—	—	180
Distributions	—	—	—	—	—	(5,106)	(4,798)	(9,904)
Foreign currency translation adjustment	—	—	—	—	(129)	—	—	(129)
Reallocation of equity	—	—	1,660	—	—	—	(1,660)	—
Balance as of June 30, 2025	$466	$773	$113,471	$(39,818)	$124	$229,361	$149,929	$454,306

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of March 31, 2024	$410	$800	$94,885	$(7,229)	$(187)	$249,759	$165,645	$504,083
Net income (loss)	—	—	—	(2,431)	—	13,825	16,100	27,494
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	6	(6)	(155)	—	—	—	—	(155)
Capital contributions from non-controlling interests	—	—	—	—	—	10,987	—	10,987
Share-based compensation, net of forfeitures	—	—	5,558	—	—	176	6,998	12,732
Distributions	—	—	—	—	—	(5,306)	(19,166)	(24,472)
Dividends on Class A Common Stock/Units, $0.12 per share	—	—	—	(4,972)	—	—	—	(4,972)
Foreign currency translation adjustment	—	—	—	—	78	—	—	78
Reallocation of equity	—	—	(743)	—	—	—	743	—
Balance as of June 30, 2024	$416	$794	$99,545	$(14,632)	$(109)	$269,441	$170,320	$525,775
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2024	$417	$793	$104,397	$(22,449)	$265	$248,365	$174,112	$505,900
Net loss	—	—	—	(12,657)	—	(11,243)	(10,910)	(34,810)
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	24	(20)	(4,558)	—	—	—	—	(4,554)
Capital contributions from non-controlling interests	—	—	—	—	—	347	—	347
Repurchase of non-controlling interests	—	—	(418)	—	—	(15)	—	(433)
Share-based compensation, net of forfeitures	25	—	9,643	—	—	190	11,397	21,255
Expense related to dividends paid on forfeited shares	—	—	—	177	—	—	—	177
Distributions	—	—	—	—	—	(8,283)	(20,263)	(28,546)
Dividends on Class A Common Stock/Units, $0.11 per share	—	—	—	(4,889)	—	—	—	(4,889)
Foreign currency translation adjustment	—	—	—	—	(141)	—	—	(141)
Reallocation of equity	—	—	4,407	—	—	—	(4,407)	—
Balance as of June 30, 2025	$466	$773	$113,471	$(39,818)	$124	$229,361	$149,929	$454,306

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest in Bridge Investment Group Holdings LLC	Non-controlling Interest in Bridge Investment Group Holdings Inc.	Total Equity
Balance as of December 31, 2023	$378	$806	$88,330	$(14,465)	$(136)	$291,254	$179,181	$545,348
Net income (loss)	—	—	—	7,387	—	(28,095)	11,403	(9,305)
Exchange of Class A Units for Class A common stock including the deferred tax effect and amounts payable under the Tax Receivable Agreement	15	(12)	(285)	—	—	—	—	(282)
Capital contributions from non-controlling interests	—	—	—	—	—	15,982	—	15,982
Share-based compensation, net of forfeitures	23	—	11,032	—	—	357	13,130	24,542
Distributions	—	—	—	—	—	(11,457)	(29,819)	(41,276)
Dividends on Class A Common Stock/Units, $0.19 per share	—	—	—	(7,554)	—	—	—	(7,554)
Foreign currency translation adjustment	—	—	—	—	27	—	—	27
Reallocation of equity	—	—	468	—	—	1,400	(3,575)	(1,707)
Balance as of June 30, 2024	$416	$794	$99,545	$(14,632)	$(109)	$269,441	$170,320	$525,775
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,810)	$(9,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,541	9,946
Amortization of financing costs and debt discount and premium	547	981
Share-based compensation	21,255	24,542
Equity in income of investments	9,761	8,676
Changes in unrealized loss on General Partner Notes Payable	(167)	(222)
Non-cash lease amortization	(294)	403
Reserve for credit losses	6,178	347
Unrealized performance allocations	10,944	43,138
Unrealized accrued performance allocations compensation	1,494	2,027
Change in deferred income taxes	732	76
Other non-cash adjustments	178	1,158
Changes in operating assets and liabilities:
Receivable from affiliates	15,164	(651)
Prepaid and other assets	1,997	(9,769)
Accounts payable and accrued expenses	(3,274)	(1,207)
Accrued payroll and benefits	(18,297)	2,902
Other liabilities	(5,974)	(6,826)
Insurance loss and self-insurance reserves	3,083	3,864
Accrued performance allocations compensation	—	(2,037)
Net cash provided by operating activities	18,058	68,043
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(8,978)	(17,235)
Proceeds from sale of investments	—	17,206
Distributions from investments	1,218	—
Sale of marketable securities	10,843	6,209
Issuance of notes receivable	(17,293)	(193,964)
Proceeds from collections on notes receivable	11,334	199,350
Purchase of tenant improvements, furniture and equipment	(80)	(97)
Net cash (used in) provided by investing activities	(2,956)	11,469
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from non-controlling interests	347	15,982
Distributions to non-controlling interests	(28,546)	(42,136)
Repayments of General Partner Notes Payable	(392)	—
Dividends paid on Class A common stock	(4,889)	(7,891)
Proceeds from revolving line of credit	27,500	209,250
Payments on revolving line of credit	(27,500)	(236,250)
Payments of deferred financing costs	—	(821)
Net cash used in financing activities	(33,480)	(61,866)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,378)	17,646
Cash, cash equivalents and restricted cash - beginning of period	102,431	67,260
Cash, cash equivalents and restricted cash - end of period	$84,053	$84,906
See accompanying notes to condensed consolidated financial statements.

BRIDGE INVESTMENT GROUP HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,398	$3,342
Cash paid for interest	11,882	13,294
Non-cash investing and financing activities:
Establishment of lease liabilities in exchange for lease right-of-use assets	$151	$649
Repurchase of non-controlling interests	433	—
Deferred tax effect resulting from exchange of Class A Units under Tax Receivable Agreement	2,966	4,337
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$72,819	$75,209
Restricted cash	11,234	9,697
Cash, cash equivalents, and restricted cash	$84,053	$84,906

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
The Company’s principal asset is a controlling financial interest in Bridge Investment Group Holdings LLC (the “Operating Company”) through its ownership of the Operating Company’s Class A common units (“Class A Units”) and 100% of the Class B common units (“Class B Units”) (voting only). The Company acts as the sole managing member of the Operating Company and, as a result, indirectly operates and controls all of the Operating Company’s business and affairs and its direct and indirect subsidiaries. As a result, the Company consolidates the financial results of the Operating Company and reports non-controlling interests related to the Class A Units. The assets and liabilities of the Operating Company represent substantially all of the Company’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to the Tax Receivable Agreement. Refer to Note 13, “Income Taxes,” for additional information. As of June 30, 2025, the Company held approximately 33% of the economic interest in the Operating Company. To the extent the Operating Company’s other members exchange their Class A Units into our Class A common stock in the future, the Company’s economic interest in the Operating Company will increase.
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
Certain members of our management and their affiliates, collectively owning approximately 51.4% of the outstanding voting power of our Class A common stock and Class B common stock as of the date of the Merger Agreement entered into voting agreements in connection with the transaction and agreed to vote in favor of the transaction in accordance with the terms therein.
On June 17, 2025, the Company held a special meeting of stockholders, at which its stockholders approved the proposal to adopt the Merger Agreement and the transactions contemplated thereby (the “Merger Proposal”). The Merger Proposal is described in further detail in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 14, 2025.
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
Certain prior year amounts have been reclassified to conform to the presentation as of and for the three and six months ended June 30, 2025. Refer to Note 20 for further information regarding the presentation of segment expenses.
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
Accrued Performance Allocations — Performance allocations that are received in advance that remain subject to clawback are recorded as accrued performance allocations in the condensed consolidated balance sheets. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. The Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued performance allocations that would be due to the Company for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued performance allocations to reflect either (a) positive performance resulting in an increase in the accrued performance allocation to the general partner, or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued performance allocation to the general partner. In each scenario, it is necessary to calculate the accrued performance allocation on cumulative results compared to the accrued performance allocation recorded to date and make the required positive or negative adjustments. The Company ceases to record negative performance allocations once previously accrued performance allocations for such fund have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles in this situation, and therefore, cannot have negative performance allocations over the life of a fund. The carrying amounts of equity method investments are reflected in accrued performance allocations on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, which are based on asset valuations one quarter in arrears or current NAV for accrued performance allocations related to our managed perpetual REIT.
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
Goodwill — Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. As of each of June 30, 2025 and December 31, 2024, the Company had goodwill of $233.6 million.

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
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. As of June 30, 2025, there were no indicators of goodwill impairment.
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

3.    REVENUE
The Company earns base management fees for the day-to-day operations and administration of its managed private funds and other investment vehicles. Other revenue sources include construction and development fees, insurance premiums, fund administration fees, and other asset management and property income, which includes property management and leasing fees, and are described in more detail in Note 2, “Significant Accounting Policies”. The following tables present revenues disaggregated by significant product offerings, which align with the Company’s performance obligations and the basis for calculating each amount for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FUND MANAGEMENT FEES	2025	2024	2025	2024
Funds	$56,875	$59,451	$114,495	$118,398
Joint ventures and separately managed accounts	1,590	2,002	3,278	4,160
Total fund management fees	$58,465	$61,453	$117,773	$122,558

	Three Months Ended June 30,		Six Months Ended June 30,
PROPERTY MANAGEMENT AND LEASING FEES	2025	2024	2025	2024
Multifamily	$8,122	$7,785	$16,077	$15,274
Seniors Housing	5,004	5,674	10,269	11,494
Office	1,201	1,691	2,583	5,747
Single-Family Rental	2,366	2,613	4,757	5,185
Total property management and leasing fees	$16,693	$17,763	$33,686	$37,700

	Three Months Ended June 30,		Six Months Ended June 30,
CONSTRUCTION MANAGEMENT FEES	2025	2024	2025	2024
Multifamily	$1,322	$1,462	$2,320	$2,558
Office	—	39	57	378
Seniors Housing	154	207	280	421
Other	229	106	337	154
Total construction management fees	$1,705	$1,814	$2,994	$3,511

	Three Months Ended June 30,		Six Months Ended June 30,
TRANSACTION FEES	2025	2024	2025	2024
Acquisition fees	$2,540	$4,075	$4,534	$9,796
Brokerage fees	2,276	2,329	3,475	3,408
Total transaction fees	$4,816	$6,404	$8,009	$13,204
For the three and six months ended June 30, 2025 and 2024, no individual client represented 10% or more of the Company’s total reported revenues and substantially all of the Company’s revenue was derived from operations in the United States.
As of June 30, 2025 and December 31, 2024, the Company had $11.5 million and $17.3 million, respectively, of deferred revenues, which is included in other liabilities on the condensed consolidated balance sheets for the periods then ended. During the six months ended June 30, 2025, the Company recognized $15.7 million as revenue from amounts included in the deferred revenue balance as of December 31, 2024. The Company expects to recognize deferred revenues within a year of the balance sheet date.

For the three and six months ended June 30, 2025, the Company recognized credit losses of $0.6 million and $1.9 million, respectively, primarily related to Bridge Office Fund LP (“BOF I”), and certain related joint ventures, as well as Bridge Office Fund II LP (“BOF II”). These credit losses were the result of sustained unfavorable market conditions in the commercial office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets. The Company is no longer recognizing fund management fees or fund administration fees related to BOF I. Of the $0.6 million credit loss recognized during the three months ended June 30, 2025, $0.3 million and $0.1 million is presented as a contra revenue in fund management fees and fund administration fees, respectively, which was related to fees recognized for BOF II during the second quarter 2025. Of the $1.9 million credit loss recognized during the six months ended June 30, 2025, $0.9 million and $0.2 million is presented as a contra revenue in fund management fees and fund administration fees, respectively, which was related to fees recognized for BOF II during the first and second quarters of 2025. Other BOF I and BOF II receivables written off during the three and six months ended June 30, 2025 amounted to $0.2 million and $0.8 million, respectively, and are included in general and administrative expenses on the consolidated statement of operations.
4.    MARKETABLE SECURITIES
The Company invests a portion of the premiums received at BIGRM in exchange traded funds and mutual funds. The Company also holds common shares in a publicly traded company. As of June 30, 2025 and December 31, 2024, the Company’s investment securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2025
Common shares in publicly traded company	$152	$—	$(101)	$51
Exchange traded funds	1,416	24	—	1,440
Mutual funds	13,097	82	8	13,187
Total marketable securities	$14,665	$106	$(93)	$14,678

December 31, 2024
Common shares in publicly traded company	$152	$—	$(79)	$73
Exchange traded funds	3,141	23	(7)	3,157
Mutual funds	17,876	47	(34)	17,889
Total marketable securities	$21,169	$70	$(120)	$21,119
5.    INVESTMENTS
The Company has interests in 200 partnership or joint venture entities. The limited liability companies and limited partnerships in which the Company is the general partner are generally engaged directly or indirectly in the acquisition, development, operation and ownership of investments in real estate, credit, renewable energy and secondaries. The accounting principles of these entities are substantially the same as those of the Company. Additionally, the Company has direct investments in several funds, including certain Bridge-sponsored funds. The Company’s investments are summarized below (in thousands):

	Carrying Value
Investments	June 30, 2025	December 31, 2024
Accrued performance allocations(1)	$328,616	$339,560

Other investments:
Partnership interests in Company-sponsored funds(2)	145,222	153,181
Investments in third-party partnerships(3)	16,132	15,364
Other(4)	13,403	12,615
Total other investments	$174,757	$181,160
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
The Company recognized income of $4.5 million and $22.3 million related to its accrued performance allocations and other investments for the three months ended June 30, 2025 and 2024, respectively, of which $6.3 million and $25.6 million, respectively, related to accrued performance allocations recognized under the equity method. The Company recognized losses of $10.7 million and $30.6 million related to its accrued performance allocations and other investments for the six months ended June 30, 2025 and 2024, respectively, of which $1.4 million and $23.1 million, respectively, related to accrued performance allocations recognized under the equity method.
Of the total accrued performance allocations balance as of June 30, 2025 and December 31, 2024, $59.1 million and $57.6 million, respectively, was payable to affiliates and is included in accrued performance allocations compensation in the condensed consolidated balance sheets as of the periods then ended.
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
The Company evaluates each of its equity method investments, excluding accrued performance allocations, to determine if any were significant as defined by the SEC. As of June 30, 2025 and December 31, 2024, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
6.    NOTES RECEIVABLE FROM AFFILIATES
As of June 30, 2025 and December 31, 2024, the Company had the following notes receivable from affiliates outstanding (in thousands):

	June 30, 2025	December 31, 2024
Bridge Office Fund II(1)	$18,375	$15,800
Bridge Office Holdings LLC	12,254	15,000
Bridge Single-Family Rental Fund IV	8,454	4,924
Bridge Workforce and Affordable Housing Fund III LP	—	200
Total notes receivable from affiliates	$39,083	$35,924

Notes receivable from employees	4,326	5,954
Total notes receivable from affiliates	$43,409	$41,878
(1)     In July 2025, Bridge Office Fund II repaid $5.0 million of the outstanding balance on its note receivable.
Interest on the notes receivable from affiliates accrued at a weighted-average fixed rate of 5.39% and 5.14% per annum as of June 30, 2025 and December 31, 2024, respectively.
During the three and six months ended June 30, 2025, a portion of the Bridge Office Holdings LLC notes receivable, and related interest and fees, was determined to be unrecoverable. As a result, the Company recognized a credit loss expense of $2.7 million related to principal and $0.7 million related to interest and fees, which are included in general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2025. Management also considered the impact of market conditions on the estimated fair values of the underlying assets, and determined the estimated fair values of our remaining notes receivable from affiliates were sufficient to recover the corresponding notes as of June 30, 2025. Management will continue to monitor the notes receivable from affiliates for potential credit losses as facts and circumstances change.
During 2025 and 2024, the Company executed multiple notes with employees, none of whom are executive officers or immediate family members of executive officers. As of June 30, 2025 and December 31, 2024, the aggregate outstanding principal amount outstanding under the employee notes was $4.3 million and $6.0 million, respectively. These employee notes receivable have staggered maturity dates beginning in 2025. Certain employee loans are interest-only for the first two years after origination. The employee notes receivable accrued interest at a weighted-average rate of 4.49% and 4.50% per annum as of June 30, 2025 and December 31, 2024, respectively.
As of each of June 30, 2025 and December 31, 2024, the Company had approximately $1.3 million and $2.0 million of interest receivable outstanding, which is included in receivables from affiliates on the accompanying condensed consolidated balance sheets for the periods then ended.
7.    FAIR VALUE MEASUREMENTS
Equity Securities: Equity securities traded on a national securities exchange are stated at the last reported sales price as of the condensed consolidated balance sheet dates, June 30, 2025 and December 31, 2024. To the extent these equity securities are actively traded and valuation adjustments are not applied, they are classified as Level I.
Exchange traded funds: Valued using the market price of the fund as of the condensed consolidated balance sheet dates, June 30, 2025 and December 31, 2024. Exchange traded funds valued using quoted prices are classified within Level 1 of the fair value hierarchy.
Mutual funds: Valued at the number of shares of the underlying fund multiplied by the closing NAV per share quoted by that fund as of the condensed consolidated balance sheet dates, June 30, 2025 and December 31, 2024. The value of the specific funds the Company has invested in are validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1 in the fair value hierarchy.
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

The following table presents assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
June 30, 2025
Assets:
Common shares in publicly traded company	$51	$—	$—	$—	$51
Exchange traded funds	1,440	—	—	—	1,440
Mutual funds	13,187	—	—	—	13,187
Accrued performance allocations	—	—	—	328,616	328,616
Partnership interests	—	—	—	161,354	161,354
Other investments	—	—	13,403	—	13,403
Total assets at fair value	$14,678	$—	$13,403	$489,970	$518,051

Liabilities:
General Partner Notes Payable	$—	$—	$—	$2,222	$2,222

December 31, 2024
Assets:
Common shares in publicly traded company	$73	$—	$—	$—	$73
Exchange traded funds	3,157	—	—	—	3,157
Mutual funds	17,889	—	—	—	17,889
Accrued performance allocations	—	—	—	339,560	339,560
Partnership interests	—	—	—	168,545	168,545
Other investments	—	—	12,615	—	12,615
Total assets at fair value	$21,119	$—	$12,615	$508,105	$541,839

Liabilities:
General Partner Notes Payable	$—	$—	$—	$2,782	$2,782
The following table presents a rollforward of Level 3 assets at cost adjusted for any impairment and observable price changes (in thousands):

Other Investments
Balance as of December 31, 2024	$12,615
Purchases	774
Net unrealized gains	14
Balance as of June 30, 2025	$13,403

Accrued performance allocations, investments in funds, and investments in limited partnership interests in third-party private funds are valued using NAV of the respective vehicle. The following table presents investments carried at fair value using NAV (in thousands):

	Fair Value	Unfunded Commitments
June 30, 2025:
Accrued performance allocations	$328,616	N/A

Partnership interests:
Company-sponsored open-end fund	$27,980	$—
Company-sponsored closed-end funds	117,242	7,672
Third-party closed-end funds	16,132	6,208
Total partnership interests	$161,354	$13,880

December 31, 2024:
Accrued performance allocations	$339,560	N/A

Partnership interests:
Company-sponsored open-end fund	$29,147	$—
Company-sponsored closed-end funds	124,034	9,994
Third-party closed-end funds	15,364	6,257
Total partnership interests	$168,545	$16,251
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
The following table presents the carrying amounts and estimated fair values of financial instruments reported at amortized cost (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
As of June 30, 2025:
Notes payable (private notes)	$—	$—	$432,326	$432,326	$450,000

As of December 31, 2024:
Notes payable (private notes)	$—	$—	$418,347	$418,347	$450,000
Fair values of the private notes were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. As of June 30, 2025, the discount rate range used in determining the fair value of the private notes was between 6.02% and 7.91%. An increase in market interest rates would decrease the estimated fair value of the private notes.

8.    INSURANCE LOSS RESERVES AND LOSS AND LOSS ADJUSTMENT EXPENSES
Property and Casualty — BIGRM is a wholly owned subsidiary of Bridge and is licensed under the Utah Captive Insurance Companies Act. BIGRM provides the following insurance policies:
•Lease Security Deposit Fulfillment (limits $500 per occurrence/per property unit);
•Lessor Legal Liability (limits $100,000 per occurrence/per property unit);
•Workers’ Compensation Deductible Reimbursement (limit $250,000 per occurrence);
•Property Deductible Reimbursement ($2.5 million per occurrence/$5.0 million policy annual aggregate); and
•General Liability Deductible Reimbursement ($5.0 million in excess of $25,000 per occurrence; $5.0 million policy annual aggregate).
•Excess General Liability Deductible Reimbursement ($5.0 million in excess of $5.0 million per occurrence; $5.0 million policy annual aggregate).
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
The Risk Management Program for property risks includes a Self-Insured Retention (“SIR”) component in order to more efficiently manage the risks. As of June 30, 2025, the Company’s SIR includes a layer of losses that the Company is responsible for satisfying after the properties have met their $250,000 deductible for each claim. That layer covers losses between $100,000 and $250,000, with an annual aggregate limit of $3.0 million. All losses above $250,000 are fully insured. BIGRM, the captive risk management company wholly owned by the Operating Company, provides a $5.0 million insurance policy to cover: 100% of the $5.0 million layer above all other risks deductibles and SIR. All losses above $5.0 million are fully insured by multiple outside insurance carriers. All losses above the SIR thresholds are fully insured with the exception of catastrophic loss deductibles in excess of the deductibles outlined above. Catastrophic losses, in zones deemed catastrophic (CAT Zones), such as named storm and flood zones, have deductibles that equal up to 5% of the insurable value of the property affected for a particular loss. Any catastrophic losses in non-CAT Zones are insured with the same $100,000 deductibles and SIR of $250,000 as outlined above.
For BIGRM’s insured risks, claim expenses and the related insurance loss reserve liabilities are based on the estimated cost necessary to settle all reported and unreported claims occurring prior to the balance sheet dates. Additionally, claims are expensed when insured events occur or the estimated settlement costs are updated based on the current facts and the reporting date. Additionally, insurance claim expenses and insurance loss reserves include provisions for claims that have occurred but have yet to be reported. Insurance expenses and the insurance loss reserves for both reported and unreported claims are based on the Company’s previous experience and the analysis of a licensed actuary. Management believes such amounts are adequate to cover the ultimate net cost of insured events incurred through June 30, 2025. The insurance loss provisions are estimates and the actual amounts may ultimately be settled for a significantly greater or lesser amount. Any subsequent differences arising will be recorded in the period in which they are determined. As of June 30, 2025 and December 31, 2024, the Company had reserved $25.3 million and $21.3 million, respectively.
Medical Self-Insurance Reserves — The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $225,000 per individual per year and a maximum claim liability of $22.6 million. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. As of June 30, 2025 and December 31, 2024, the Company had reserved $1.9 million and $2.8 million, respectively.

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

		Fair Value
	Commitment	June 30, 2025	December 31, 2024
Bridge Seniors Housing Fund I	$4,775	$2,125	$2,681
Bridge Multifamily Fund III	9,300	97	101
Total	$14,075	$2,222	$2,782
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
As of June 30, 2025, there was no outstanding balance on the Credit Facility with an interest rate in effect of approximately 6.69%. During the three and six months ended June 30, 2025, the Operating Company incurred interest expense of approximately $0.2 million and $0.4 million and unused commitments fees of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2024, the Operating Company incurred interest expense of approximately $0.7 million and $1.8 million, respectively, and unused commitments fees of $0.1 million and $0.2 million, respectively.
Debt issuance costs related to the Credit Facility are included in other assets in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the Company was in full compliance with all debt covenants.
11.    NOTES PAYABLE
On July 22, 2020, the Operating Company entered into a $150.0 million note purchase agreement, pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $75.0 million of 3.90% notes with a five-year term maturing on July 22, 2025, and $75.0 million of 4.15% notes with a seven-year term maturing on July 22, 2027 (the “2020 Private Placement Notes”). The Company repaid $75.0 million of principal on July 22, 2025 with proceeds from a draw on the Credit Facility.
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
As of June 30, 2025 and December 31, 2024, unamortized deferred financing costs were $2.3 million and $2.7 million, respectively, and the net carrying value of the Private Placement Notes was $447.7 million and $447.3 million, respectively. As of June 30, 2025, the Operating Company was in full compliance with all debt covenants.
The following table presents scheduled principal payments of the Private Placement Notes as of June 30, 2025 (in thousands):

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
During each of the three and six months ended June 30, 2025 and 2024, interest expense was $5.7 million and $11.3 million, respectively.
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
The following tables summarize net realized gains (losses) on investments and other financial instruments for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$149	$(2,484)	$(2,335)	$962	$(1,358)	$(396)
Investment in third-party partnerships	(119)	218	99	(117)	(2,857)	(2,974)
Other investments	—	14	14	—	—	—
General Partner Notes Payable	—	405	405	—	98	98
Total realized and unrealized gains (losses), net	$30	$(1,847)	$(1,817)	$845	$(4,117)	$(3,272)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Investment in Company-sponsored funds	$6	$(9,637)	$(9,631)	$(850)	$(8,688)	$(9,538)
Investment in third-party partnerships	(194)	82	(112)	(262)	208	(54)
Other investments	—	14	14	—	1,785	1,785
General Partner Notes Payable	—	403	403	—	—	—
Total realized and unrealized losses, net	$(188)	$(9,138)	$(9,326)	$(1,112)	$(6,695)	$(7,807)
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
The deferred income tax asset related to the TRA and the corresponding TRA liability as of June 30, 2025 was $76.8 million and $78.2 million, respectively, and $73.9 million and $73.7 million as of December 31, 2024, respectively. The increase in the TRA and corresponding TRA liability during the three and six months ended June 30, 2025 was primarily attributed to the redemption of Class A units, which is further described in Note 14.
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
For the three and six months ended June 30, 2025, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated AETR is impractical because it is not possible to reliably estimate the AETR. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believed that, at the time, the use of the discrete method was more appropriate than the AETR method as (i) the estimated AETR method was not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) small changes in the projected ordinary annual income would have resulted in significant changes in the AETR.
The Company’s estimated annual effective tax rate (“AETR”) was approximately 25.6% for the three and six months ended June 30, 2024.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.
As of June 30, 2025, the Company had no unrecognized tax positions and does not expect any changes to uncertain tax positions within the next twelve months.
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
During the six months ended June 30, 2025 and 2024, 2,483,658 and 1,545,555 Class A Units, respectively, were redeemed, with the issuance of our Class A common stock on a one-for-one basis.
Bridge Investment Group Holdings Inc.
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Our Class A common stock is traded on the New York Stock Exchange. As of June 30, 2025, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.01 per share, 231,857,899 shares of Class B common stock with a par value of $0.01 per share, and 20,000,000 shares of preferred stock, with a par value of $0.01 per share. Each share of our Class A common stock is entitled to one vote and each share of our Class B common stock is entitled to ten votes. Refer to Note 1, “Organization” for additional information about the Company’s common stock.
As of June 30, 2025, 46,570,329 shares of our Class A common stock (including Restricted Stock) were outstanding, 77,322,973 shares of our Class B common stock were outstanding, and no shares of preferred stock were outstanding.
The following table presents a reconciliation of Bridge Investment Group Holdings Inc. common stock for the six months ended June 30, 2025:

	Bridge Investment Group Holdings Inc.
	Class A Common Stock	Class A Restricted Common Stock	Class B Common Stock
Balance as of December 31, 2024	33,214,512	8,524,846	79,321,482
Class A common stock issued - unitholder conversions	2,483,658	—	(1,998,509)
Class A restricted common stock issued	24,675	2,531,023
Class A restricted common stock forfeited	—	(208,385)	—
Class A restricted common stock vested	1,635,065	(1,635,065)	—
Balance as of June 30, 2025	37,357,910	9,212,419	77,322,973

Dividends are made to our Class A common stockholders and distributions are made to members of the Operating Company and holders of non-controlling interests in subsidiaries. Distributions are reflected when paid in the condensed consolidated statements of stockholders’ equity, while dividends on our Class A common stock are reflected when declared by the Company’s board of directors.
During the three and six months ended June 30, 2025 and 2024, the Company declared and paid the following dividends on our Class A common stock (dollar amounts in thousands, except per share data):

Dividend Record Date	Dividend Payment Date	Dividend per Share of Common Stock	Dividend to Common Stockholders
March 14, 2025	March 28, 2025	$0.11	$4,889
		$0.11	$4,889

March 8, 2024	March 22, 2024	$0.07	$2,582
May 31, 2024	June 14, 2024	0.12	4,972
		$0.19	$7,554
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
Net profits and any other items of income are allocated to the members’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to members are generally made in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors. During the three and six months ended June 30, 2025, $5.1 million and $8.3 million, respectively, was distributed to the Operating Company’s members, and $4.8 million and $20.3 million, respectively, was distributed to non-controlling interests in the Operating Company. During the three and six months ended June 30, 2024, $5.3 million and $11.5 million, respectively, was distributed to the Operating Company’s members, $19.2 million and $29.8 million, respectively, was distributed to non-controlling interests in the Operating Company.
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
As of June 30, 2025, the Company is the sole managing member of the Operating Company, and owns 46,570,329 Class A Units and 97,463,981 Class B Units (voting only) of the Operating Company, which represents 33% and 100% of the total outstanding Class A Units and Class B Units, respectively. The Company controls the business and affairs of the Operating Company and its direct and indirect subsidiaries.

The following table presents a reconciliation of the Operating Company’s Class A Units and Class B Units for the six months ended June 30, 2025:

	Bridge Investment Group Holdings LLC
	Class A Units	Class B Units
Balance as of December 31, 2024	130,644,124	97,463,981
Issuance of Class A Units	1,279,038	—
Forfeiture of unvested Class A Units	(6,415)	—
Balance as of June 30, 2025	131,916,747	97,463,981
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
The following table summarizes the Company’s leases as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Right-of-use assets, included in Other assets	$13,264	$15,147
Lease Liabilities, included in Other liabilities	15,583	17,759

Weighted-average remaining lease term (in years)	5.0	5.3
Weighted-average discount rate	5.01%	4.97%
The components of lease expense included in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$1,256	$1,307	$2,506	$2,521
Variable lease costs	34	63	67	127
Total lease costs, included in general and administrative expenses	$1,290	$1,370	$2,573	$2,648

Cash paid for amounts included in the measurement of operating lease liabilities	$1,379	$717	$2,753	$2,016

As of June 30, 2025, the maturities of operating lease liabilities were as follows (in thousands):

2025 (excluding the six months ended June 30, 2025)	$2,538
2026	4,662
2027	4,000
2028	1,430
2029	1,308
Thereafter	4,275
Total lease liabilities	18,213
Less: Imputed interest	(2,630)
Total operating lease liabilities	$15,583
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
As of each of June 30, 2025 and December 31, 2024, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment by the Bridge GPs, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $203.2 million, of which $159.5 million is reimbursable to the Bridge GPs by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their fair values as of June 30, 2025, there would be no contingent repayment obligation or liability.
Legal Matters — In the normal course of business, the Company is party to certain claims or legal actions. Although the amount of the ultimate exposure cannot be determined at this time, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, liquidity or results of operations.
Standby Letters of Credit — As of June 30, 2025, the Company has guaranteed a $10.1 million standby letter of credit related to the self-insurance program of the properties owned by the funds. Additionally, as of June 30, 2025, the Company has guaranteed a $0.4 million standby letter of credit related to an operating lease.
Indemnifications and Other Guarantees — In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for the Company. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of June 30, 2025. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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

The Operating Company may provide guarantees to a lending institution for certain loans held by employees for investment in Bridge funds not to exceed $8.0 million. There were no outstanding loans guaranteed by the Operating Company under this program as of June 30, 2025.
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
The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. As the Company’s direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. Additionally, the Company has investments in funds sponsored by third parties that we do not consolidate as we are not the primary beneficiary. The Company’s maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated private funds, totaling $161.4 million and $168.5 million as of June 30, 2025 and December 31, 2024, respectively, which is included in other investments on the condensed consolidated balance sheets for the periods then ended.
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
The assets of the Operating Company’s consolidated VIEs totaled $1,106.0 million and $1,171.5 million as of June 30, 2025 and December 31, 2024, respectively, while the liabilities of the consolidated VIEs totaled $652.8 million and $673.8 million as of the same dates, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. Additionally, the Operating Company is a VIE that is consolidated by the Company.
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
Receivables from affiliates were comprised of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Fees receivable from non-consolidated funds	$12,716	$35,246
Payments made on behalf of and amounts due from non-consolidated entities	22,999	19,066
Total receivables from affiliates	$35,715	$54,312
For the six months ended June 30, 2025, the Company recognized a credit loss of $1.9 million primarily related to BOF I and BOF II. Of the $1.9 million credit loss, $0.9 million and $0.2 million is presented as a contra revenue in fund management fees and fund administration fees, respectively, which was related to fees recognized for BOF II during 2025. The remaining $0.8 million was related to receivables written off related to BOF I and II, which is included in general and administrative expenses on the consolidated statement of operations. The credit losses were the result of sustained unfavorable market conditions in the commercial office sector, including the lack of available debt and equity financing and illiquidity of the underlying assets.
Notes Receivable from Affiliates
As of June 30, 2025 and December 31, 2024, the Company had total notes receivable from affiliates of $43.4 million and $41.9 million, respectively. Refer to Note 6, “Notes Receivable from Affiliates” for additional information.
Due to Affiliates
As of June 30, 2025 and December 31, 2024, the Company had accrued $78.2 million and $73.7 million of due to affiliates, respectively, in connection with the TRA, which was included in due to affiliates on the condensed consolidated balance sheets for the periods then ended. Refer to Note 2, “Significant Accounting Policies,” and Note 13, “Income Taxes” for additional information.
All of the distributable earnings of the Operating Company prior to the IPO were payable to the Original Equity Owners. As of June 30, 2025 and December 31, 2024, there was $0.5 million of declared distributions that had not yet been distributed to the Original Equity Owners.
18.    SHARE-BASED COMPENSATION AND PROFITS INTERESTS
Restricted Stock and RSUs
On July 6, 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on July 20, 2021, under which 6,600,000 shares of our Class A common stock were initially reserved for issuance. Pursuant to the terms of the 2021 Incentive Award Plan, the number of shares available for issuance under the 2021 Incentive Award Plan increases automatically on the first day of each calendar commencing on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 2% of the number of outstanding shares of our Class A common stock (calculated on an “as-converted” basis taking into account any and all securities (including membership interests in the Operating Company) convertible into, or exercisable, exchangeable, or redeemable for, Class A common stock) on the final day of the immediately preceding calendar year and (b) an amount determined by our board of directors. On January 1, 2025, the number of shares available under the 2021 Incentive Award Plan increased to 16,918,559. As of June 30, 2025, 5,700,455 shares remained available for future grants. Restricted Stock and RSUs issued before January 1, 2024 are subject to graded vesting with approximately one-third of such grants vesting on the third, fourth and fifth anniversaries of the grant date. Restricted Stock and RSUs issued on or after January 1, 2024 are subject to graded vesting with approximately one-quarter of such grants vesting on the first, second, third and fourth anniversaries of the grant date. At vesting of the RSUs, the Company issues shares of Class A common stock.

The fair value of the Restricted Stock and RSUs is based upon our stock price at grant date and is expensed over the vesting period. We classify both Restricted Stock and RSUs as equity instruments. Share-based compensation expense is included in employee compensation and benefits in the condensed consolidated statement of operations, with the corresponding increase included in additional paid-in capital or non-controlling interests on the condensed consolidated balance sheet. If the recipient ceases to be employed by the Company prior to vesting of the Restricted Stock or RSUs, the awards are forfeited. For the three and six months ended June 30, 2025, the Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $1.5 million and $1.7 million, respectively. For the three and six months ended June 30, 2024, the Company reversed share-based compensation related to Restricted Stock and RSU forfeitures of approximately $0.2 million and $2.1 million, respectively.
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
During the six months ended June 30, 2025, 43,000 RSUs were issued at a weighted-average fair value per share of $8.40.
The following table summarizes Restricted Stock activity for the six months ended June 30, 2025:

	Restricted Stock	Weighted-Average Fair Value per Share
Balance as of December 31, 2024	8,524,846	$15.02
Issued	2,531,023	8.42
Vested	(1,635,065)	16.60
Forfeited	(208,385)	12.53
Balance as of June 30, 2025	9,212,419	$12.98
The total value at grant date of Restricted Stock and RSUs granted during the six months ended June 30, 2025 was $21.3 million and $0.4 million, respectively. As of June 30, 2025, 9,212,419 shares of Restricted Stock and 186,037 RSUs were expected to vest with fair value of $92.2 million and $1.9 million, respectively.
As of June 30, 2025, the aggregate unrecognized compensation cost for all unvested Restricted Stock and RSU awards was $42.9 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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
As of June 30, 2025, the aggregate unrecognized compensation cost for all unvested profits interests awards was $14.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes our share-based compensation expense associated with our profits interests awards, Restricted Stock, and RSUs, which is recorded in employee compensation and benefits on the condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Profits interests award shares	$2,305	$2,721	$4,638	$5,879
Restricted Stock and RSUs	7,700	10,011	16,617	18,663
Total share-based compensation	$10,005	$12,732	$21,255	$24,542
As of June 30, 2025, unrecognized share-based compensation on Restricted Stock, RSUs and profits interests awards is expected to be recognized as follows (in thousands):

	As of June 30, 2025
	Total	Restricted Stock and RSUs	Profits Interests Awards
Remainder of 2025	$22,052	$17,309	$4,743
2026	24,056	17,778	6,278
2027	9,520	6,419	3,101
2028	2,009	1,372	637
2029	3	3	—
Total	$57,640	$42,881	$14,759

19.    (LOSS) EARNINGS PER SHARE
The following table presents our (loss) earnings per share for the three and six months ended June 30, 2025 and 2024 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income attributable to Bridge Investment Group Holdings Inc.	$(482)	$(2,431)	$(12,657)	$7,387
Less:
Distributions on Restricted Stock and RSUs	—	(1,112)	(1,042)	(1,769)
Net (loss) income available to Class A common shareholders—Basic	$(482)	$(3,543)	$(13,699)	$5,618
Incremental net income from assumed exchange of Class A units	—	—	—	3,819
Net (loss) income available to Class A common stockholders—Diluted	$(482)	$(3,543)	$(13,699)	$9,437

Denominator:
Weighted-average shares of Class A common stock outstanding—Basic	35,889,995	32,461,347	35,602,217	31,902,163
Incremental shares from assumed exchange of Class A units	—	—	—	96,777,434
Weighted-average shares of Class A common stock outstanding—Diluted	35,889,995	32,461,347	35,602,217	128,679,597

(Loss) earnings per share of Class A common stock—Basic	$(0.01)	$(0.11)	$(0.38)	$0.18
(Loss) earnings per share of Class A common stock—Diluted	$(0.01)	$(0.11)	$(0.38)	$0.07
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

20.    SEGMENT REPORTING
Bridge operates as one reportable and operating segment, which is an alternative investment manager. Refer to Note 3, “Revenues,” for disclosure of the Company’s revenue generated from investment management product offerings. Primarily all of the Company’s revenues are generated in the U.S.
The Company’s CODM is its executive chairman. The CODM utilizes a consolidated approach to regularly review and assess financial performance and to allocate resources, and primarily uses consolidated net income with certain non-GAAP measures as secondary metrics to measure profitability. The CODM is regularly provided with the consolidated expenses as noted on the face of the consolidated statement of operations, with certain significant expenses identified below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenues(1)	$96,539	$104,760	$192,844	$207,549
Total Investment Income (Loss)(1)	6,338	25,596	(1,360)	(23,106)
Less:
Employee compensation and benefits	61,472	62,681	126,332	125,521
Performance allocations compensation, realized	3,396	3,748	6,223	11,156
Performance allocations compensation, unrealized	404	(1,150)	1,494	2,027
General and administrative expenses	18,232	9,397	46,344	20,747
Interest expense	6,232	6,846	12,454	14,210
Other segment items(2)	10,349	21,340	33,447	20,087
Net income (loss)	$2,792	$27,494	$(34,810)	$(9,305)
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
21.    SUBSEQUENT EVENTS
On July 22, 2025, the Operating Partnership repaid $75.0 million of principal on the 2020 Private Placement Notes with proceeds from a $75.0 million draw on its Credit Facility.
In July 2025, Bridge Multifamily Fund V’s management fee basis converted from committed to invested capital, which is expected to reduce fund management fees by approximately $2.0 million on a quarterly basis.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the OBBBA and the potential effects on its financial position, results of operations, and cash flows.
On August 5, 2025, the Company granted 2,575,429 RSUs at a fair value of $10.27 per share to certain members of management that will vest over a four-year period following the closing of the Mergers.

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
Overview
We are a leading alternative investment manager, diversified across specialized asset classes, with approximately $50.2 billion of AUM as of June 30, 2025. Bridge combines its nationwide operating platform with dedicated teams of investment professionals focused on various specialized and synergistic investment platforms, including real estate, credit, renewable energy and secondaries strategies. Our broad range of products and vertically integrated structure allow us to capture new market opportunities and serve investors with various investment objectives. Our ability to scale our specialized and operationally driven investment approach across multiple attractive sectors within real estate equity and debt, in a way that creates sustainable and thriving communities, is the ethos of who we are and the growth engine of our success. We have enjoyed significant growth since our establishment as an institutional fund manager in 2009, driven by strong investment returns, and our successful efforts to organically develop and strategically acquire an array of investment platforms focused on sectors of the U.S. real estate market and other alternative investments that we believe are the most attractive. We have extensive multi-channel distribution capabilities and currently manage capital on behalf of global institutions and individual investors across our investment strategies.
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
On June 17, 2025, we held a special meeting (the “Special Meeting”) of stockholders, at which our stockholders approved the proposal to adopt the Merger Agreement and the transactions contemplated thereby (the “Merger Proposal”).
For additional information related to the Merger Proposal and the Special Meeting, please refer to our definitive proxy statement on Schedule 14A filed with the SEC on May 14, 2025 and our Current Report on Form 8-K filed with the SEC on June 18, 2025.

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
•Our ability to generate strong, stable returns and retain investor capital throughout the market cycle. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, management fees and performance fees. Although our AUM and fees generated have grown significantly since our inception and particularly in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the real estate space in which we specialize, could negatively affect our future growth rate. Ongoing economic headwinds continue to put downward pressure on occupancy rates, valuations, transaction volumes and the availability of financing in the commercial office sector, which represented 2% of our AUM as of June 30, 2025. We are no longer collecting fund management fees or fund administration fees on Bridge Office Fund LP (“BOF I”), which prior to 2024 contributed $2.0 million to revenue on a quarterly basis. During 2024, we also began reserving fund management fees and fund administration fees for Bridge Office Fund II LP (“BOF II”), which amounted to $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2025, and $0.9 million and $0.2 million, respectively, for the six months ended June 30, 2025. Additionally, we have a $15.0 million unsecured loan to a subsidiary of BOF I. During the three months ended June 30, 2025, a portion of the loan and related interest and fees were determined to be unrecoverable. As a result, the Company recognized a credit loss expense of $2.7 million related to principal and $0.7 million related to interest and fees during the three months ended June 30, 2025, which is included in general and administrative expenses on the condensed consolidated statement of operations for the period then ended. As of June 30, 2025, the outstanding principal related to the BOF I loan, net of reserve, was $12.3 million. We also have an $18.4 million outstanding unsecured loan to BOF II, which we have determined to be recoverable as of June 30, 2025. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities. Our ability to retain and attract fund investors also depends on our ability to build and maintain strong relationships with both existing and new fund investors, many of whom place significant emphasis on an asset manager’s track record of strong fund performance and distributions. While we believe that our reputation for generating attractive risk-adjusted returns is favorable to our ability to continue to attract investors, we may face greater challenges in raising capital for new investment strategies as we continue to expand our market presence and asset classes.

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
Business Environment
Global markets have shifted dramatically over the last several years, experiencing significant volatility driven by increasing concerns over persistent inflation, high interest rates, slowing economic growth and geopolitical uncertainty. In 2022, inflation reached multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that created, and are likely to continue to create, headwinds to economic growth. However, in the latter part of 2023 the U.S. economy began to show signs of growth, with a strong labor market and deceleration of inflation. In response to these trends, the Federal Reserve paused interest rate increases in the fourth quarter of 2023. During 2024, inflation continued to decelerate and moderated at approximately 2.5%, which led to the Federal Reserve making its first rate cut in four years during its September 2024 meeting. The Federal Reserve has not made any additional rate cuts in 2025.
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

Revenues
Fund Management Fees. Our fund management fees are generally based on a defined percentage of total commitments, invested capital, or net asset value (“NAV”) of the investment portfolios that we manage. Generally, with respect to fund management fees charged on committed capital, fund management fees are earned at the management fee rate on committed capital and, beginning at the expiration of the investment period, on invested capital. The majority of our fee-earning AUM pays fees on committed capital during the respective funds’ investment periods, which generally produces more management fee revenue than fees paid on invested capital. The fees are generally based on a quarterly measurement period and paid in advance. We typically share a portion of the fees we earn on capital raised through wirehouse and distribution channels. Fund management fees are recognized as revenue in the period in which advisory services are rendered, subject to our assessment of collectability. As of June 30, 2025, our weighted-average management fee varies by fund and is based upon the size of the commitment; however, the low average for a single fund is 0.50% and the high average for a single fund is 1.99% of committed or invested capital for our closed-end funds. Fund management fees also includes management fees for joint ventures and separately managed assets. Management fees for those types of assets are usually less than 1% and typically charged on invested capital or invested equity. For our sponsored closed-end funds, our capital raising period is traditionally 18 to 24 months. After the initial closing of a closed-end fund, we charge catch-up management fees to investors who subscribe in subsequent closings in amounts equal to the fees they would have paid if they had subscribed in the initial closing plus interest. Catch-up management fees are recognized in the period in which the investor subscribes to the fund. Fund management fees are presented net of placement agent fees, where we are acting as an agent in the arrangement.
Property Management and Leasing Fees. We have vertically integrated platforms where we manage a significant percentage of the real estate properties owned by our funds. As of June 30, 2025, we managed approximately 99% of the multifamily, single-family rental, workforce and affordable housing and net lease properties, 53% of the office properties, and 54% of the seniors housing properties owned by our funds. We also provide property management services for a limited number of third-party owned assets. These fees are based upon cash collections at the managed properties and traditionally range from 2.5% to 3.0% for multifamily properties, 2% to 5% for workforce and affordable housing properties, 5.75% to 9.5% for single-family rental properties, 2% to 3% for office properties and 4% to 5% for seniors housing properties. Additionally, we receive leasing fees upon the execution of a leasing agreement for our office assets. We determined that certain third-party asset management costs, for which we are deemed to be the primary obligor, are recorded as gross revenue with a corresponding expense. The gross presentation has no impact on our net income to the extent the expense incurred, and corresponding cost reimbursement income are recognized. The offset is recorded in third-party operating expenses on the condensed consolidated statements of operations.
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
Performance Fees. We earn two types of performance fee revenues: incentive fees and performance allocations, as described below. Incentive fees comprise fees earned from certain fund investor investment mandates for which we do not have a general partner interest in a fund. Performance allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the funds to us. As of June 30, 2025, we had approximately $18.0 billion of carry-eligible fee-earning AUM across approximately 58 funds and other vehicles, of which 21 were in accrued carried interest positions.
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
Interest Expense. Interest expense includes interest related to our privately offered notes, or the Private Placement Notes, which have a weighted-average fixed coupon rate of 5.03%. The Credit Facility incurs interest based on a pricing grid, as determined by the Company’s leverage ratio, over Term Secured Overnight Financing Rate (“Term SOFR”) and an unused commitment fee of up to 0.25%, which is based on the daily unused portion of the Credit Facility. As of June 30, 2025, the interest rate on our Credit Facility was approximately 6.69%.
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
The following table presents a rollforward of our AUM for the three and six months ended June 30, 2025 and 2024 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
AUM as of beginning of period	$49,350	$48,029	$49,845	$47,702
New capital / commitments raised(1)	471	302	687	455
Distributions / return of capital(2)	(600)	(431)	(1,131)	(770)
Change in fair value and acquisitions(3)	1,010	1,025	830	1,538
AUM as of end of period	$50,231	$48,925	$50,231	$48,925
Increase	$881	$896	$386	$1,223
Increase %	1.8%	1.9%	0.8%	2.6%
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

Our calculation of fee-earning AUM may differ from the calculations of other investment managers and, as a result, may not be comparable to similar measures presented by other investments managers. The following table presents a rollforward of our total fee-earning AUM for the three and six months ended June 30, 2025 and 2024 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fee-earning AUM as of beginning of period	$21,982	$21,953	$22,306	$21,703
Increases (capital raised/deployment)(1)	209	127	606	502
Changes in fair market value	5	10	11	33
Decreases (liquidations/other)(2)	(292)	(605)	(1,019)	(753)
Fee-earning AUM as of end of period	$21,904	$21,485	$21,904	$21,485
Decrease	$(78)	$(468)	$(402)	$(218)
Decrease %	(0.4)%	(2.1)%	(1.8)%	(1.0)%
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
Fee-earning AUM increased 2.0% from June 30, 2024 to June 30, 2025, which was largely attributed to the timing of deployment for Bridge Debt Strategies Fund V and Bridge Logistics Value Fund II, which are both primarily based on invested capital, and capital raising for Bridge Workforce and Affordable Housing Fund III, which was partially offset by dispositions in Bridge Debt Strategies Fund IV and Seniors Housing Fund I, as well as the conversion of Newbury Fund III’s management fee basis from committed capital to NAV.

The following table summarizes the balances of fee-earning AUM by fund as of June 30, 2025 and 2024 and December 31, 2024 (in millions):

	As of June 30,		As of December 31,
	2025	2024	2024
Fee-Earning AUM by Fund
Bridge Debt Strategies Fund IV	$2,428	$2,774	$2,750
Bridge Multifamily Fund V	2,239	2,239	2,239
Newbury Equity Partners Fund V	1,951	1,951	1,951
Bridge Opportunity Zone Fund IV	1,476	1,476	1,476
Bridge Workforce Fund II	1,429	1,372	1,428
Newbury Equity Partners Fund IV	1,408	1,408	1,408
Bridge Multifamily Fund IV	1,315	1,370	1,315
Bridge Debt Strategies Fund V	1,012	98	523
Bridge Opportunity Zone Fund III	997	1,019	997
Bridge Debt Strategies Fund III	797	840	840
Bridge Seniors Housing Fund II	765	782	782
Bridge Opportunity Zone Fund V	550	550	550
Bridge Opportunity Zone Fund I	458	482	482
Bridge Logistics U.S. Venture II	470	89	544
Bridge Workforce Fund I	450	545	496
Bridge Seniors Housing Fund I	364	615	411
Bridge Opportunity Zone Fund II	351	408	351
Newbury Equity Partners Fund III	321	431	381
Bridge Logistics U.S. Venture I	290	303	297
Bridge Net Lease Industrial Income Fund	274	307	293
Bridge Agency MBS Fund	244	271	266
Bridge Opportunity Zone Fund VI	235	236	235
Bridge Debt Strategies Fund II	234	246	240
Bridge Workforce Fund III	234	—	212
Bridge Single-Family Rental Fund IV	233	233	233
Newbury Equity Partners Fund VI	232	211	226
Tamina Homes, Inc (1)	218	—	255
Bridge Debt Strategies IV JV Partners	210	474	339
Bridge Multifamily Continuation Fund	190	190	190
Bridge Office III JV Partners	92	92	92
Bridge Office Fund II	76	162	162
Bridge Debt Strategies III JV Partners	68	79	82
Bridge Seniors Housing Fund III	63	68	57
Bridge Industrial Real Estate Income Trust	62	—	48
Bridge Office I JV Partners	51	51	51
Bridge Solar Energy Development Fund I	35	7	20
Bridge Single-Family Rental Fund III	32	32	32
Bridge Debt Strategies II JV Partners	17	44	18
Bridge Office II JV Partners	9	21	15
Bridge Solar I JV Partners	9	—	—
Bridge Debt Strategies V JV Partners	8	9	8

	As of June 30,		As of December 31,
	2025	2024	2024
Fee-Earning AUM by Fund
Bridge Workforce II JV Partners	7	—	7
Total Fee-Earning AUM	$21,904	$21,485	$22,302
Average remaining fund life of closed-end funds, in years	6.0	6.4	6.3
(1)    Tamina Homes, Inc. is a single-family rental fund managed by Bridge Single-Family Rental Fund Manager LLC, which is a subsidiary of the Company.
Undeployed Capital
As of June 30, 2025, we had $3.2 billion of undeployed capital available to be deployed for future investment or reinvestment. Of this amount, $1.5 billion is currently fee-earning based on commitments and $1.7 billion will be fee-earning if and when it is deployed.
Our Performance
We have a demonstrated record of producing attractive returns for our fund investors across our platforms. Our historical investment returns for our closed-end funds by platform are shown in the chart below (dollar amounts in millions):

	Investment Performance Summary as of June 30, 2025
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
(in millions)
Equity Strategies Funds
Multifamily
Bridge Multifamily I (Mar 2009, Mar 2013)	$124	$—	$150	$280	$—	N/A	$280	1.87x	15.1%	15.1%
Bridge Multifamily II (Apr 2012, Apr 2015)	596	—	605	1,264	—	N/A	1,264	2.09x	23.0%	22.5%
Bridge Multifamily III (Jan 2015, Jan 2018)	912	—	904	2,004	—	N/A	2,004	2.22x	18.4%	17.9%
Bridge Multifamily IV (Jun 2018, Jun 2021)	1,590	1,665	1,547	686	2,112	1.77x	2,797	1.81x	10.7%	10.5%
Bridge Multifamily V (Jul 2021, to present)	2,257	1,940	1,560	86	1,183	0.81x	1,269	0.81x	(13.9)%	(12.9)%
Bridge MF Continuation Vehicle (N/A)	201	233	188	7	241	1.31x	248	1.32x	12.5%	12.5%
Total Multifamily Funds(12)	$5,680	$3,839	$4,954	$4,327	$3,536	1.27x	$7,863	1.59x	12.6%	12.4%

Workforce & Affordable Housing
Bridge Workforce Housing I (Aug 2017, Aug 2020)	$619	$530	$604	$416	$691	1.76x	$1,107	1.83x	9.6%	9.7%
Bridge Workforce Housing II (Aug 2020, Aug 2024)	1,741	1,750	1,501	204	1,449	1.10x	1,653	1.10x	0.4%	0.5%
Total Workforce & Affordable Housing Funds(12)	$2,360	$2,280	$2,105	$620	$2,140	1.27x	$2,760	1.31x	4.9%	5.0%

Secondaries
Newbury Equity Partners I (Sep 2006, Mar 2013)	$702	$—	$631	$1,044	$10	1.62x	$1,054	1.67x	8.2%	8.1%
Newbury Equity Partners II (Oct 2009, Oct 2015)	1,024	—	861	1,537	76	1.74x	1,613	1.87x	14.8%	14.7%
Newbury Equity Partners III (Jul 2013, Mar 2019)	1,102	—	989	1,451	318	1.76x	1,769	1.79x	13.5%	11.9%
Newbury Equity Partners IV (May 2017, Feb 2023)	1,447	670	1,301	1,020	1,372	1.87x	2,391	1.84x	13.4%	11.5%
Newbury Equity Partners V (Nov 2019, to present)	2,000	1,608	1,731	407	2,021	1.39x	2,428	1.40x	9.7%	8.2%
Total Secondaries Funds(12)	$6,275	$2,278	$5,513	$5,459	$3,796	1.64x	$9,255	1.68x	11.7%	10.9%

	Investment Performance Summary as of June 30, 2025
Closed-End Funds(1) (Investment Period Beginning, Ending Date)	Cumulative Fund Committed Capital(2)	Unreturned Drawn Capital plus Accrued Pref(3)	Cumulative Investment Invested Capital(4)	Realized Investment Value(5)	Unrealized Investment Value(6)	Unrealized Investment MOIC(7)	Total Investment Fair Value(8)	Total Investment MOIC(9)	Investor Levered Net IRR(10)	Investor Unlevered Net IRR(11)
Single-Family Rental
Bridge SFR Predecessor Fund I (Jan 2013, Jan 2015)	$51	$—	$47	$165	$—	N/A	$165	3.53x	15.7%	15.7%
Bridge SFR Predecessor Fund II (Jan 2015, Jan 2017)	90	—	81	233	—	N/A	233	2.88x	16.5%	16.5%
Bridge SFR Predecessor Fund III (Aug 2019, Aug 2022)	34	46	31	19	22	1.34x	41	1.34x	12.1%	12.1%
Bridge Single-Family Rental IV (Jan 2022, to present)	150	186	151	9	194	1.33x	203	1.34x	7.6%	7.4%
Total Single-Family Rental Funds(12)	$324	$232	$310	$426	$216	1.33x	$642	2.08x	14.8%	14.7%

Opportunity Zone
Opportunity Zone I (Apr 2019, Dec 2019)	$509	$723	$556	$65	$435	0.90x	$499	0.90x	(4.2)%	(4.0)%
Opportunity Zone II (Nov 2019, Jun 2020)	441	617	452	26	371	1.01x	398	0.88x	(4.1)%	(4.1)%
Total Opportunity Zone Fund(12)	$950	$1,340	$1,008	$91	$806	0.95x	$897	0.89x	(4.2)%	(4.0)%

Office
Bridge Office I (Jul 2017, Jul 2020)	$573	$815	$643	$218	$17	0.38x	$235	0.36x	***	***
Bridge Office II (Dec 2019, Dec 2022)	208	254	251	84	99	0.78x	183	0.73x	(21.2)%	(18.2)%
Total Office Funds(12)	$781	$1,069	$894	$302	$116	0.58x	$418	0.47x	***	***

Seniors Housing
Bridge Seniors I (Jan 2014, Jan 2018)	$578	$930	$810	$543	$208	0.70x	$751	0.93x	(4.7)%	(4.5)%
Bridge Seniors II (Mar 2017, Mar 2020)	820	1,009	825	404	512	1.16x	916	1.11x	(0.8)%	(0.7)%
Bridge Seniors III (Nov 2020, to Nov 2024)	48	51	36	6	49	1.50x	55	1.50x	6.4%	6.2%
Total Seniors Housing Funds(12)	$1,446	$1,990	$1,671	$953	$769	1.00x	$1,722	1.03x	(2.5)%	(2.3)%

Logistics Value
Bridge Logistics Value I (Nov 2021, to present)	$336	$402	$301	$—	$300	1.00x	$300	1.00x	(2.7)%	(1.3)%
Total Logistics Value Fund	$336	$402	$301	$—	$300	1.00x	$300	1.00x	(2.7)%	(1.3)%

Debt Strategies Funds
Bridge Debt I (Sep 2014, Sep 2017)	$132	$—	$219	$264	$—	N/A	$264	1.21x	5.9%	5.9%
Bridge Debt II (July 2016, July 2019)	1,002	234	2,856	3,099	157	1.00x	3,256	1.14x	7.0%	6.9%
Bridge Debt III (May 2018, May 2021)	1,624	738	7,081	7,109	734	1.17x	7,843	1.11x	8.5%	8.5%
Bridge Debt IV (Nov 2020, Nov 2024)	2,888	2,403	11,469	10,133	2,396	1.24x	12,529	1.09x	9.3%	8.9%
Total Debt Strategies Funds(12)	$5,646	$3,375	$21,625	$20,605	$3,287	1.21x	$23,892	1.10x	8.4%	8.2%
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

Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenues

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2025	2024
Revenues:
Fund management fees	$58,465	$61,453	$(2,988)	(5%)
Property management and leasing fees	16,693	17,763	(1,070)	(6%)
Construction management fees	1,705	1,814	(109)	(6%)
Development fees	1,038	828	210	25%
Transaction fees	4,816	6,404	(1,588)	(25%)
Fund administration fees	4,845	4,579	266	6%
Insurance premiums	5,811	6,405	(594)	(9%)
Other asset management and property income	3,166	5,514	(2,348)	(43%)
Total revenues	$96,539	$104,760	$(8,221)	(8%)
Fund Management Fees. Our fee-earning AUM increased 2.0% from June 30, 2024 to June 30, 2025, which was largely attributed to the timing of deployment for Bridge Debt Strategies Fund V and Bridge Logistics Value Fund II, which are both primarily based on invested capital, and capital raising for Bridge Workforce and Affordable Housing Fund III. These increases were partially offset by dispositions in Bridge Debt Strategies Fund IV and Seniors Housing Fund I, as well as the conversion of Newbury Fund III’s management fee basis from committed capital to NAV during the third quarter of 2024. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.34% as of June 30, 2025 compared to 1.37% as of June 30, 2024.
Fund management fees decreased by $3.0 million, or 5%, which was largely due to the timing of dispositions by Bridge Debt Strategies Fund II and IV and Seniors Housing Fund I, the conversion of Newbury Fund III and IV’s management fee basis from committed capital to NAV, which occurred in the third quarter of 2024 and second quarter of 2025, respectively, as well as the timing of placement agent fees and catch up fees between periods. These factors contributed to a $6.0 million decrease in fund management fees for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. These decreases were partially offset by contributions of $3.0 million from deployment by Bridge Debt Strategies Fund V, Bridge Logistics Value Fund II, and Bridge Workforce and Affordable Housing Fund II whose fees are based on invested capital, and the timing of capital raising for Bridge Workforce and Affordable Housing Fund III, which launched in the second quarter of 2024.
Property Management and Leasing Fees. Property management and leasing fees decreased by $1.1 million, or 6%, due to a reduction in the number of seniors housing and commercial office properties managed, which was partially offset by additional fees from an increase in the number of workforce and affordable housing properties managed.
Construction Management Fees. Construction management fees decreased by $0.1 million, or 6%, primarily due to the decrease in real estate asset acquisitions during the past 12 months. For assets acquired with value-add opportunities, the majority of the exterior construction is completed within the first year after acquisition.
Development Fees. Development fees increased by $0.2 million, or 25%, primarily due to the timing of projects.
Transaction Fees. Transaction fees decreased by $1.6 million, or 25%, primarily driven by a reduction in due diligence fees based on timing of deployment of capital, which was largely attributed to opportunity zone and workforce and affordable housing property acquisitions that closed in the second quarter of 2024.
Fund Administration Fees. Fund administration fees, which are based on invested capital, increased by $0.3 million, or 6%, during the three months ended June 30, 2025.

Insurance Premiums. Insurance premiums decreased by $0.6 million, or 9%, primarily due to timing of reaching policy deductible limits between periods.
Other Asset Management and Property Income. Other asset management and property income decreased by $2.3 million, or 43%, primarily due to the timing of rebates recognized during the second quarter of 2024.
Investment income (loss)

	Three months ended June 30,		Amount Change	% Change
(in thousands)	2025	2024
Investment income:
Performance allocations:
Realized	$4,872	$7,063	$(2,191)	(31)%
Unrealized	1,466	18,533	(17,067)	92%
Total investment income	$6,338	$25,596	$(19,258)	(75)%
Performance Allocations. Net performance allocations decreased by $19.3 million, or 75%. The following table reflects our performance allocations and incentive fees by fund (in thousands):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Realized	Unrealized	Realized	Unrealized
BDS IV GP	$4,872	$4,710	$6,132	$8,495
BDS III GP	—	3,558	931	(1,166)
BAMBS GP	—	1,423	—	1,218
BSH III GP	—	83	—	194
BLD GP	—	83	—	—
BDS II GP	—	45	—	5,034
BIGi Trust GP	—	37	—	—
NEP V GP(1)	—	9	—	49
BOF III GP	—	—	—	273
BNLI GP	—	(35)	—	633
BMF III GP	—	(44)	—	620
BDS V GP	—	(288)	—	12
BSFR IV GP	—	(565)	—	(828)
BMF CV GP	—	(1,223)	—	(495)
NEP VI GP	—	(1,427)	—	—
BWH I GP	—	(2,135)	—	561
BMF IV GP	—	(2,765)	—	3,933
Total	$4,872	$1,466	$7,063	$18,533
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount has or will be retained by the Company.
For the three months ended June 30, 2025 and 2024, the realized performance income allocations were primarily related to the timing of tax distributions in Bridge Debt Strategies Funds III and IV between periods.

The unrealized performance income (loss) allocation is recorded one quarter in arrears, and as such the performance allocation income for the three months ended June 30, 2025 and 2024 reflects asset valuations as of March 31, 2025 and 2024, respectively, and includes the reversal of realized performance allocation income. The change in unrealized performance allocations was largely due to the underlying market fundamentals between 2025 and 2024, which contributed to the appreciation within our credit funds due to favorable interest rates offset by depreciation from the modest expansion of capitalization rates in our multifamily and workforce and affordable housing funds.
Expenses

	Three months ended June 30,		Amount Change	% Change
(in thousands)	2025	2024
Expenses:
Employee compensation and benefits	$61,472	$62,681	$(1,209)	(2)%
Performance allocations compensation:
Realized	3,396	3,748	(352)	(9)%
Unrealized	404	(1,150)	1,554	135%
Loss and loss adjustment expenses	5,952	4,436	1,516	34%
Third-party operating expenses	2,562	3,476	(914)	(26)%
General and administrative expenses	18,232	9,397	8,835	94%
Depreciation and amortization	4,741	4,510	231	5%
Total expenses	$96,759	$87,098	$9,661	11%
Employee Compensation and Benefits. Employee compensation and benefits decreased by $1.2 million, or 2%, largely due to a net increase in salaries and benefits attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation, which was partially offset by a reduction in share-based compensation.
Performance Allocations Compensation. Net performance allocations compensation increased by approximately $1.2 million, or 46%, which is directly correlated to the changes in our realized and unrealized performance allocation income during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $1.5 million, or 34%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to losses associated with claims in our captive insurance company during 2025. The remaining increase was attributed to rising costs (correlated with an increase in insurance premiums) and property losses, which are subject to stop loss amounts.
Third-Party Operating Expenses. Third-party operating expenses decreased by $0.9 million, or 26%, primarily due to a reduction in the number of seniors housing properties managed as well as a reduction in leasing commissions attributed to the timing of leasing activity.
General and Administrative Expenses. General and administrative expenses increased by $8.8 million, or 94%, primarily due to $4.7 million of non-recurring transactions costs incurred in connection with the entry into the Merger Agreement as well as a $3.5 million credit loss write off related to principal, interest and fee related to the note receivable due from Bridge Office Holdings LLC.
Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 5%, primarily attributed to the timing of depreciation and amortization between periods.

Other (expense) income

	Three Months Ended June 30,		Amount Change	% Change
(in thousands)	2025	2024
Other (expense) income
Realized and unrealized (losses) gains, net	$(1,835)	$(3,273)	$1,438	44%
Interest income	4,203	4,351	(148)	(3)%
Interest expense	(6,232)	(6,846)	614	9%
Total other expense	$(3,864)	$(5,768)	$(1,904)	33%
Realized and Unrealized (Losses) Gains, Net. Realized and unrealized (losses) gains, net increased by $1.4 million, or 44%, for the three months ended June 30, 2025, which was primarily attributed to the timing of depreciation recognized on certain other investments during the respective periods.
Interest Income. Interest income decreased by $0.1 million, or 3%, largely due to the timing of distribution income from our secondaries funds during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Interest Expense. Interest expense decreased by $0.6 million, or 9%, due to the outstanding balance on the Credit Facility between periods.
Net Income (Loss) Attributable to Non-Controlling Interests in Bridge Investment Group Holdings LLC. The following table summarizes the allocation of net income (loss) to the non-controlling interests in the Operating Company (in thousands):

	Three Months Ended June 30,
	2025	2024
Non-controlling interests related to General Partners — realized	$334	$1,608
Non-controlling interests related to General Partners — unrealized	2,245	14,148
Non-controlling interests related to Fund Managers	(724)	(1,423)
Non-controlling interests related to 2019 profits interests awards	43	83
Non-controlling interests related to 2020 profits interests awards	—	(322)
Non-controlling interests related to 2021 profits interests awards	—	(269)
Net income (loss) attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$1,898	$13,825
Net Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $1.4 million and $16.1 million during the three months ended June 30, 2025 and 2024, respectively.
Income tax benefit (expense)
Income tax expense decreased by $10.5 million, or 105%, to a benefit of $0.5 million during the three months ended June 30, 2025, which was primarily due to the timing and amount of the reversal of unrealized accrued performance allocations between periods.

Results of Operations
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenues

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2025	2024
Revenues:
Fund management fees	$117,773	$122,558	$(4,785)	(4%)
Property management and leasing fees	33,686	37,700	(4,014)	(11%)
Construction management fees	2,994	3,511	(517)	(15%)
Development fees	2,084	1,659	425	26%
Transaction fees	8,009	13,204	(5,195)	(39%)
Fund administration fees	9,705	9,636	69	1%
Insurance premiums	11,597	11,102	495	4%
Other asset management and property income	6,996	8,179	(1,183)	(14%)
Total revenues	$192,844	$207,549	$(14,705)	(7%)
Fund Management Fees. Our fee-earning AUM increased 2.0% from June 30, 2024 to June 30, 2025, which was largely attributed to the timing of deployment for Bridge Debt Strategies Fund V and Bridge Logistics Value Fund II, which are both primarily based on invested capital, and capital raising for Bridge Workforce and Affordable Housing Fund III. These increases were partially offset by dispositions in Bridge Debt Strategies Fund IV and Seniors Housing Fund I, as well as the conversion of Newbury Fund III’s management fee basis from committed capital to NAV. Our weighted-average management fee, which varies largely due to the size of investor commitments, was 1.34% as of June 30, 2025 compared to 1.37% as of June 30, 2024.
Fund management fees decreased by $4.8 million, or 4%, primarily due to the timing of dispositions by Bridge Debt Strategies Funds II and IV and Seniors Housing Fund I, the conversion of Newbury Funds III and IV’s management fee basis from committed capital to NAV, which occurred in the third quarter of 2024 and second quarter of 2025, respectively, as well as the timing of catch up fees related to Bridge Opportunity Zone Fund VI, and timing of placement agent fees. These factors contributed to a $10.9 million decrease in fund management fees for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. These decreases were partially offset by a $6.1 million increase in recurring fees primarily from deployment by Bridge Debt Strategies Fund V, Bridge Logistics U.S Venture II and Bridge Workforce and Affordable Housing Fund II, whose fees are based on invested capital, and the timing of capital raising for Bridge Workforce and Affordable Housing Fund III, which launched in the second quarter of 2024.
Property Management and Leasing Fees. Property management and leasing fees decreased by $4.0 million, or 11%, primarily due to a reduction in the amount of leasing commissions recognized for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as well as a reduction in the number of commercial office and seniors housing properties managed. These decreases were partially offset by additional fees, which were primarily attributed to an increase in the number of workforce and affordable housing and opportunity zone properties managed.
Construction Management Fees. Construction management fees decreased by $0.5 million, or 15%, primarily due to the timing of projects for commercial office and multifamily housing properties, which is driven by the volume of real estate asset acquisitions during the past 12 months. For assets acquired with value-add opportunities, the majority of the exterior construction is completed within the first year after acquisition.
Transaction Fees. Transaction fees decreased by $5.2 million, or 39%, primarily driven by a reduction in due diligence fees recognized for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was attributed to the timing of deployment of capital in our development, workforce and affordable housing, logistics and multifamily equity funds.

Fund Administration Fees. Fund administration fees increased by $0.1 million, or 1%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was relatively flat based on changes in invested capital across our credit and equity funds.
Insurance Premiums. Insurance premiums increased by $0.5 million, or 4%, largely due to an increase in property and general liability premiums during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Other Asset Management and Property Income. Other asset management and property income decreased by $1.2 million, or 14%, primarily due to the timing of rebates received as well as additional accounting, legal and tax services fees provided during the six months ended June 30, 2024 compared to the six months ended June 30, 2025.
Investment income (loss)

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2025	2024
Investment income (loss):
Performance allocations:
Realized	$9,584	$20,032	$(10,448)	(52)%
Unrealized	(10,944)	(43,138)	32,194	75%
Total investment loss	$(1,360)	$(23,106)	$21,746	94%
Performance Allocations. Net performance allocations loss increased by $21.7 million, or 94%. The following table reflects our performance allocations and incentive fees by fund (in thousands):

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Realized	Unrealized	Realized	Unrealized
BDS III GP	$—	$(7,963)	$1,524	$(2,525)
BMF IV GP	—	(6,971)	—	(35,022)
BWH I GP	—	(4,699)	—	(8,753)
BMF CV GP	—	(2,669)	—	(1,887)
NEP VI GP	—	(2,204)	—	—
BSFR IV GP	—	(1,183)	—	(2,390)
BDS V GP	758	(360)	—	12
BMF III GP	—	(67)	—	490
NEP V GP(1)	—	(7)	—	80
BOF III GP	—	—	—	296
BNLI GP	—	63	—	799
BLD GP	—	71	—	—
BSH III GP	—	220	—	246
BDS II GP	—	1,798	96	(6,114)
BAMBS GP	—	3,753	—	2,373
BDS IV GP	8,826	9,274	18,412	9,257
Total	$9,584	$(10,944)	$20,032	$(43,138)
(1)    The performance allocation income for Newbury Partners Fund V represents the portion payable to former employees of Newbury Partners and therefore no portion of such amount will be retained by the Company.
For the six months ended June 30, 2025 and 2024, the realized performance income allocations were primarily related to the timing of tax distributions in Bridge Debt Strategies Funds II, III, IV and V between periods.

The unrealized performance income (loss) allocation is recorded one quarter in arrears, and as such the performance allocation loss for the six months ended June 30, 2025 and 2024 reflects asset valuations as of March 31, 2024 and 2023, respectively. The change in unrealized performance allocations was largely due to the underlying market fundamentals between 2025 and 2024, which contributed to the depreciation of properties within our multifamily and workforce and affordable housing funds, and includes the reversal of realized performance allocation income.
Expenses

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2025	2024
Expenses:
Employee compensation and benefits	$126,332	$125,521	$811	1%
Performance allocations compensation:
Realized	6,223	11,156	(4,933)	(44)%
Unrealized	1,494	2,027	(533)	(26)%
Loss and loss adjustment expenses	17,297	7,118	10,179	143%
Third-party operating expenses	5,244	7,512	(2,268)	(30)%
General and administrative expenses	46,344	20,747	25,597	123%
Depreciation and amortization	9,541	9,946	(405)	(4)%
Total expenses	$212,475	$184,027	$28,448	15%
Employee Compensation and Benefits. Employee compensation and benefits increased by $0.8 million, or 1%, largely due to a net increase of $4.0 million in salaries and benefits attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation. These increases were partially offset by a net decrease of $3.2 million in share-based compensation expense related to the timing of profits interest awards granted and the vesting of historical awards.
Performance Allocations Compensation. Performance allocations compensation decreased by $5.5 million, or 41%, primarily due to a $0.5 million decrease in unrealized performance allocation compensation and a decrease of $4.9 million due to realized performance allocation awards, which is directly correlated to our performance allocation income (loss) during the six months ended June 30, 2025 compared to performance allocation income (loss) during the six months ended June 30, 2024.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $10.2 million, or 143%, primarily due to losses associated with claims in our captive insurance company during 2025. The remaining increase was attributed to rising costs (correlated with an increase in insurance premiums) and property losses, which are subject to stop loss amounts.
Third-Party Operating Expenses. Third-party operating expenses decreased by $2.3 million, or 30%, primarily due to a reduction in the number of seniors housing properties managed due to fund level dispositions as well as a reduction in leasing commissions attributed to the timing of leasing activity.
General and Administrative Expenses. General and administrative expenses increased by $25.6 million, or 123%, primarily due to $22.8 million of non-recurring transactions costs incurred in connection with the entry into the Merger Agreement as well as a $3.5 million credit loss write off related to principal, interest and fees related to the note receivable due from Bridge Office Holdings LLC. These increases were partially offset by a net decrease in consolidated fund-level expenses and a general reduction in overhead expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Depreciation and Amortization. Depreciation and amortization decreased by $0.4 million, or 4%, primarily due to the timing of depreciable lives of the underlying assets.

Other (expense) income

	Six Months Ended June 30,		Amount Change	% Change
(in thousands)	2025	2024
Other (expense) income
Realized and unrealized gains (losses), net	$(9,313)	$(7,503)	$(1,810)	24%
Interest income	8,056	10,141	(2,085)	(21)%
Interest expense	(12,454)	(14,210)	1,756	(12)%
Total other expense	$(13,711)	$(11,572)	$(2,139)	18%
Realized and Unrealized (Losses) Gains, Net. Net realized and unrealized losses increased $1.8 million, or 24%, which was primarily attributed to depreciation recognized on certain other investments during 2025 and the timing of realized losses recognized in 2024 that did not reoccur in 2025.
Interest Income. Interest income decreased by $2.1 million, or 21%, which was largely due to the timing of distribution income from our interests in Newbury Funds II, III, IV and V.
Interest Expense. Interest expense decreased by $0.6 million, or 9%, which was largely attributed to a lower weighted-average outstanding balance on the Credit Facility in 2025 compared to 2024.
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

	Six Months Ended June 30,
	2025	2024
Non-controlling interests related to General Partners - realized	$989	$4,055
Non-controlling interests related to General Partners - unrealized	(7,103)	(27,992)
Non-controlling interests related to Fund Managers	(5,172)	(3,650)
Non-controlling interests related to 2019 profits interests awards	43	83
Non-controlling interests related to 2020 profits interests awards	—	(322)
Non-controlling interests related to 2021 profits interests awards	—	(269)
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$(11,243)	$(28,095)
Net (Loss) Income Attributable to Non-Controlling Interests in Bridge Investment Group Holdings Inc. Net loss attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $10.9 million and net income attributable to non-controlling interests in Bridge Investment Group Holdings Inc. was $11.4 million during the six months ended June 30, 2025 and 2024, respectively.
Income tax (expense) benefit
Income tax expense was $0.1 million for the six months ended June 30, 2025 as compared to an income tax benefit of $1.9 million for the six months ended June 30, 2024, which was primarily due to the amount and timing of the reversal of unrealized accrued performance allocations between periods.

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

Income before provision for income taxes is the GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table sets forth a reconciliation of net income to Distributable Earnings attributable to the Operating Company and to Total Fee Related Earnings attributable to the Operating Company for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$2,792	$27,494	$(34,810)	$(9,305)
Income tax (benefit) expense	(538)	9,996	108	(1,851)
Income (loss) before provision for income taxes	2,254	37,490	(34,702)	(11,156)
Depreciation and amortization	4,741	4,510	9,541	9,946
Impact of fund consolidation	—	(2,664)	(37)	(2,330)
Less: Unrealized performance allocations	(1,466)	(18,533)	10,944	43,138
Plus: Unrealized performance allocations compensation	404	(1,150)	1,494	2,027
Less: Unrealized losses (gains), net	1,837	4,859	9,317	6,728
Plus: Share-based compensation	10,005	12,732	21,255	24,542
Plus: Transaction and non-recurring costs(1)	8,403	424	25,719	1,066
Less: Cash (loss) income attributable to non-controlling interests in subsidiaries	(143)	(573)	135	(2,246)
Less: Net realized performance allocations attributable to non-controlling interests	(310)	(1,608)	(963)	(4,055)
Distributable Earnings attributable to the Operating Company	25,725	35,487	42,704	67,660
Realized performance allocations and incentive fees	(4,872)	(7,063)	(9,584)	(20,032)
Realized performance allocations and incentive fees compensation	3,396	3,748	6,223	11,156
Net realized performance allocations to non-controlling interests	310	1,608	963	4,055
Net insurance loss (income)	141	(1,969)	5,700	(3,984)
Net investment and interest (income) expense and realized (gain) loss	3,270	4,072	6,532	10,972
Plus: Fee related loss attributable to non-controlling interests in subsidiaries	(1,100)	(924)	(2,273)	(1,645)
Total Fee Related Earnings	26,870	34,959	50,265	68,182
Total Fee Related Earnings attributable to non-controlling interests	1,100	924	2,273	1,645
Total Fee Related Earnings attributable to the Operating Company	$27,970	$35,883	$52,538	$69,827
(1)    Transaction costs and non-recurring expenses represent transaction costs primarily related to the entry into the Merger Agreement and credit losses written off related to BOF I, II and III during 2025 and 2024.

The following table sets forth our total Fee Related Earnings and Distributable Earnings for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fund-level fee revenues
Fund management fees	$58,465	$61,193	$117,773	$122,377
Transaction fees	4,816	6,404	8,009	13,204
Total net fund-level fee revenues	63,281	67,597	125,782	135,581
Net earnings from Bridge property operators	929	1,778	1,345	4,516
Development fees	1,038	828	2,084	1,659
Fund administration fees	4,845	4,653	9,705	9,783
Other asset management and property income	3,141	5,514	6,962	8,179
Fee Related Revenues	73,234	80,370	145,878	159,718
Cash-based employee compensation and benefits	(39,988)	(38,715)	(81,826)	(78,624)
Net administrative expenses	(6,376)	(6,696)	(13,788)	(12,912)
Fee Related Expenses	(46,364)	(45,411)	(95,614)	(91,536)
Total Fee Related Earnings	26,870	34,959	50,264	68,182
Total Fee Related Earnings attributable to non-controlling interests	1,100	924	2,273	1,645
Total Fee Related Earnings to the Operating Company	27,970	35,883	52,537	69,827
Realized performance allocations and incentive fees	4,872	7,063	9,584	20,032
Realized performance allocations and incentive fees compensation	(3,396)	(3,748)	(6,223)	(11,156)
Net realized performance allocations attributable to non-controlling interests	(310)	(1,608)	(963)	(4,055)
Net insurance income (loss)	(141)	1,969	(5,700)	3,984
Net investment and interest income (expense) and realized gain (loss)	(3,270)	(4,072)	(6,532)	(10,972)
Distributable Earnings attributable to the Operating Company	$25,725	$35,487	$42,704	$67,660

The following table sets forth the components of the employee compensation and benefits, general and administrative expenses, and total other income (expense) line items on our condensed consolidated statements of operations. Other income (expense) is disclosed in our non-GAAP measures based upon the nature of the income. Realized amounts are disclosed separately in order to determine Distributable Earnings. Other income from Bridge property operators is included in net earnings from Bridge property operators. The following table sets forth these components for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fund management fees	$58,465	$61,193	$117,773	$122,377
Impact of fund consolidation	—	260	—	181
Total fund management fees	$58,465	$61,453	$117,773	$122,558

Cash-based employee compensation and benefits	$39,988	$38,715	$81,826	$78,624
Compensation expense of Bridge property operators	11,479	11,234	23,251	22,355
Share-based compensation	10,005	12,732	21,255	24,542
Employee compensation and benefits	$61,472	$62,681	$126,332	$125,521

Administrative expenses, net of Bridge property operators	$6,376	$6,696	$13,788	$12,912
Administrative expenses of Bridge property operators	3,453	3,090	6,874	6,829
Transaction and non-recurring costs	8,403	424	25,719	1,066
Impact of fund consolidation	—	(813)	(37)	(60)
General and administrative expenses	$18,232	$9,397	$46,344	$20,747

Unrealized (losses) gains	$(1,837)	$(4,859)	$(9,192)	$(6,727)
Net investment and interest income (expense) and realized gain (loss)	(3,270)	1,666	(6,532)	(10,972)
Non-FRE income attributable to non-controlling interest in subsidiaries	1,243	—	2,138	3,891
Impact of fund consolidation	—	1,497	(125)	2,236
Total other expense	$(3,864)	$(5,768)	$(13,711)	$(11,572)

Cash income attributable to non-controlling interests in subsidiaries	$(1,100)	$(924)	$(2,273)	$(1,642)
Non-cash income attributable to non-controlling interest in subsidiaries	(822)	(3,370)	(4,989)	(6,689)
Non-FRE income attributable to non-controlling interest in subsidiaries	1,243	1,497	2,138	3,890
Impact of fund consolidation	—	866	—	284
Realized performance allocations attributable to non-controlling interests	310	1,608	963	4,056
Unrealized performance allocations attributable to non-controlling interests	2,267	14,148	(7,082)	(27,994)
Net loss attributable to non-controlling interests in Bridge Investment Group Holdings LLC	$1,898	$13,825	$(11,243)	$(28,095)

Fee Related and Distributable Earnings Related to the Operating Company
Total Fee Related Earnings to the Operating Company decreased by $7.9 million, or 22%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and Distributable Earnings to the Operating Company decreased by $9.8 million, or 28%, during the same period due to the following:
•Total fee related revenues decreased by $7.1 million, or 9%, principally due to:
◦Fund management fees decreased by $2.7 million, or 4%, primarily due to the timing of dispositions and the conversion of fee basis for certain funds between 2025 and 2024, partially offset by increases due to the timing of deployment and capital raising; and
◦Transaction fees decreased by $1.6 million, or 25%, primarily due to an timing of real estate transactions for development, workforce and affordable housing, and multifamily properties.
•Net earnings from Bridge property operators decreased by $0.8 million, or 48%, driven by a reduction in the number of internally managed seniors housing and commercial office properties as of June 30, 2025 compared to June 30, 2024.
•Other asset management and property income decreased by $2.4 million, or 43%, which was attributed to a reduction in accounting service fees and leasing commissions earned in 2025 compared to 2024.
•Fee related expenses increased by $1.0 million, or 2%, principally due to an increase in cash-based employee compensation and benefits of $1.3 million, or 3%, attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation.
•Net of related compensation, realized performance allocations and incentive fees decreased by $1.8 million, or 55%, compared to 2024, primarily due to the timing of realizations in Bridge Debt Strategies Funds III and IV.
Total Fee Related Earnings to the Operating Company decreased by $17.3 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, while Distributable Earnings to the Operating Company decreased by $25.0 million, or 37%, during the same period due to the following:
•Total fee related revenues decreased by $13.8 million, or 9%, principally due to:
◦Fund management fees decreased by $4.6 million, or 4%, primarily due to the timing of dispositions by Bridge Debt Strategies Fund IV and Seniors Housing Fund I and the conversion of Newbury Fund III and IV’s management fee basis from committed capital to NAV, which was partially offset by an increase in recurring fees from deployment by Bridge Debt Strategies Fund V and Bridge Logistics U.S Venture II as well as the timing of capital raising for Bridge Workforce and Affordable Housing Fund III; and
◦Transaction fees decreased by $5.2 million, or 39%, primarily due to an timing of real estate transactions for development, workforce and affordable housing, and multifamily properties.
•Net earnings from Bridge property operators decreased by $3.2 million, or 70%, driven by a reduction in the property management fees from the number of internally managed seniors housing and commercial office properties as well as a reduction in construction and leasing fees as of June 30, 2025 compared to June 30, 2024, partially offset by an increase in compensation expenses.
•Other asset management and property income decreased by $1.2 million, or 15%, which was attributed to reduction in accounting service fees and leasing commissions as well as rebates received during 2025 compared to 2024.
•Fee related expenses increased by $4.1 million, or 4%, principally due to an increase in cash-based employee compensation and benefits of $3.2 million, or 4%, which is primarily attributed to changes in headcount, inflation adjustments to compensation, and increased variable compensation.

•Net of related compensation, realized performance allocations and incentive fees decreased by $5.5 million, or 62%, compared to 2024, primarily due to the timing of realizations in Bridge Debt Strategies Funds III, IV and V compared to 2024.
•Net insurance loss increased $9.7 million, or 243%, primarily due to losses associated with claims in our captive insurance company during 2025.
•Net investment and interest income (expense) and realized gain (loss) decreased $0.8 million, or 20%, largely due to a realized loss recognized in the first quarter of 2024 related to our redemption of interest in Agency MBS Fund that did not reoccur, a decrease in distribution income from our Newbury funds, and a decrease in interest expense. These decreases were partially offset by a reduction in interest income due to a lower weighted-average cash balance during the first quarter of 2025 compared to the first quarter of 2024.
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
As of June 30, 2025 and December 31, 2024, we had total assets of $1,178.0 million and $1,247.4 million, respectively, which included $72.8 million and $90.6 million of cash and cash equivalents, respectively, and total liabilities of $723.7 million and $741.5 million, respectively. As of June 30, 2025, there was no outstanding balance under the Credit Facility, with $150.0 million of available capacity. We generate cash primarily from fund management fees, property and construction management fees, leasing fees, development fees, transaction fees, and fund administration fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities and (b) borrowings under credit agreements and other borrowing arrangements.
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

The following table presents a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$18,058	$68,043
Net cash (used in) provided by investing activities	(2,956)	11,469
Net cash used in financing activities	(33,480)	(61,866)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(18,378)	$17,646
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
For the six months ended June 30, 2025 — cash provided by operating activities was $18.1 million, primarily consisting of adjustments for non-cash items of $60.2 million offset by a net loss during the period of $34.8 million and cash used for operating assets and liabilities of $7.3 million. Adjustments for non-cash items primarily consisted of $21.3 million of share-based compensation, a $10.9 million reversal of unrealized performance allocations, $9.8 million of equity in income of investments, $9.5 million of depreciation and amortization, and a $6.2 million credit losses related to the write off of a portion of the Bridge Office Holdings LLC loan principal, interest and fees as well as credit loss reserves for BOF II.
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
For the six months ended June 30, 2025 — net cash used in investing activities of $3.0 million primarily consisted of $17.3 million in issuances of notes receivable related to our lending activities to affiliate entities and $9.0 million used for purchases of investments. The decreases were partially offset by cash receipts of $11.3 million from the collections of notes receivable and proceeds from the sale of marketable securities amounting to $10.8 million.
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

For the six months ended June 30, 2025 — net cash used in financing activities of $33.5 million was largely due to $28.5 million of distributions paid to non-controlling interests and $4.9 million of dividends paid to our Class A common stockholders.
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
The interest rate in effect for the Credit Facility as of June 30, 2025 was approximately 6.69%. As of June 30, 2025, the Company had full availability on the Credit Facility. On July 21, 2025, the Company made a $75.0 million draw on the Credit Facility and used the proceeds to paydown principal on the 2020 Private Placement Notes.
Private Placement Notes
On July 22, 2020, the Operating Company entered into a $150.0 million note purchase agreement, pursuant to which the Operating Company issued two tranches of notes in a private placement offering. The transaction consisted of $75.0 million of 3.90% notes with a five-year term maturing on July 22, 2025, and $75.0 million of 4.15% notes with a seven-year term maturing on July 22, 2027 (the “2020 Private Placement Notes”). The Company repaid $75 million of principal on July 22, 2025 with proceeds from a draw on our Credit Facility.
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
Debt Covenants
As of June 30, 2025 and December 31, 2024, the Company was in full compliance with all debt covenants.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024 and Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2025.
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
Interest Rate Risk
As of June 30, 2025, we had cash of $1.3 million deposited in non-interest bearing accounts and $71.5 million deposited in an interest-bearing account, with limited to no interest rate risk. In addition, our Credit Facility bears interest based on a margin over Term SOFR (see the disclosures contained in “—Corporate Credit Facilities”). Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
Since the announcement of the Mergers, two purported holders of Bridge filed substantially similar complaints against Bridge and the members of the Bridge board of directors in New York County Supreme Court. The complaints are captioned as follows: Smith v. Bridge Investment Group Holdings Inc., et al., No. 653264/2025 (filed May 28, 2025); Miller v. Bridge Investment Group Holdings Inc., et al., No. 653290/2025 (filed May 28, 2025) (together, the “Bridge Actions”). The complaints in the Bridge Actions allege that Bridge and the Bridge board of directors violated New York State common law by omitting or misstating material information in the definitive proxy statement on Schedule 14A (“Proxy Statement”) filed by Bridge on May 14, 2025. The plaintiffs in the Bridge Actions seek, among other things, (i) to enjoin the Transactions until the alleged deficiencies in the Proxy Statement are corrected, (ii) damages, and (iii) attorneys’ and experts’ fees and costs in connection with the lawsuit. As of the date of this Quarterly Report on Form 10-Q, Bridge has also received eleven demands from purported Bridge stockholders making substantially similar allegations. The Company filed a Form 8-K containing supplemental information with the SEC on June 11, 2025 to resolve the alleged deficiencies.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered equity securities sold from April 1, 2025 to June 30, 2025, other than as previously disclosed in our current reports on Form 8-K.
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

BRIDGE INVESTMENT GROUP HOLDINGS INC.

Date: August 8, 2025	By:	/s/ Jonathan Slager
Jonathan Slager
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Katherine Elsnab
Katherine Elsnab
Chief Financial Officer (Principal Financial Officer)